Form 10-K
period 2020-12-31
MARKEL CORP
filed 2021-02-19
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020
Commission File Number 001-15811
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of June 30, 2020 was approximately $12,437,000,000.
The number of shares of the registrant's Common Stock outstanding at February 2, 2021: 13,783,813.
Documents Incorporated By Reference: The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 10, 2021, referred to in Part III.

Markel Corporation
Form 10-K

PART I

Item 1. BUSINESS

Markel Corporation is a diverse financial holding company serving a variety of niche markets. We aspire to build one of the world's great companies and deploy three financial engines in pursuit of this goal.

Insurance - Our principal business markets and underwrites specialty insurance products using multiple platforms that enable us to best match risk and capital.

Investing - Our investing activities are primarily related to our underwriting operations. The majority of our investable assets come from premiums paid by policyholders and the remainder is comprised of shareholder funds.

Markel Ventures - Through our Markel Ventures operations, we own controlling interests in a diverse portfolio of businesses that operate outside of the specialty insurance marketplace.

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. We measure financial success by our ability to grow book value per common share and the market price per share of our stock, or total shareholder return, at high rates of return over a long period of time. To mitigate the effects of short-term volatility, we generally use five-year time periods to measure our performance. Growth in book value per common share is an important measure of our success because it includes all underwriting, operating and investing results. Over the past five years, we have grown book value per common share at a compound annual rate of 10% to $885.72 per share at December 31, 2020. Growth in total shareholder value is also an important measure of our success, as a significant portion of our operations are not recorded at fair value or otherwise captured in book value. Over the past five years, our stock price per share increased at a compound annual rate of 3%.

The following graph presents book value per common share and stock price per share for the past five years as of December 31.

$1,200
$1,000
$800
$600
$400
$200
$0
Per Share
1,139.13
1,143.17
1,038.05
1,033.30
904.50
606.30
683.55
653.85
802.59
885.72
2016
2017
2018
2019
2020
Book Value Per Common Share
Stock Price Per Share

10K - 2

Insurance

Our insurance engine is comprised of the following types of operations:

•Underwriting - our underwriting operations are comprised of our risk-bearing insurance and reinsurance operations
•Insurance-linked securities - our insurance-linked securities (ILS) operations include investment fund managers that offer a variety of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives, as well as managing general agents that place risks with the funds managed or with third parties
•Program services - our program services business serves as a fronting platform that provides other insurance entities access to the United States (U.S.) property and casualty insurance market

Through our underwriting, ILS and program services operations, we have a suite of capabilities through which we can access capital to support our customers' risks, which includes our own capital through our underwriting operations, as well as third party capital through our ILS and program services operations. Within each of these platforms, we believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by our expertise, service, continuity and other value-based considerations, including the multiple platforms through which we can manage risk and deploy capital. For example, we may leverage the strength of our underwriting platform to write certain risks on behalf of our ILS operations in accordance with their desired return objectives. We may also cede certain risks written through our underwriting operations to our ILS operations to the extent those risks are more aligned with the risk profile of our ILS investors than our own capital risk tolerance. Our ability to access multiple insurance platforms allows us to achieve income streams from our insurance operations beyond the traditional underwriting model.

Underwriting

Specialty Insurance and Reinsurance

Within our underwriting operations, we underwrite specialty insurance products on a risk-bearing basis. The specialty insurance market differs significantly from the standard market. In the standard market, insurance rates and forms are highly regulated, products and coverages are largely uniform with relatively predictable exposures and companies tend to compete for customers on the basis of price. In contrast, the specialty market provides coverage for hard-to-place risks that generally do not fit the underwriting criteria of standard carriers.

Competition in the specialty insurance market tends to focus less on price than in the standard insurance market and more on other value-based considerations, such as availability, service and expertise. While specialty market exposures may have higher perceived insurance risks than their standard market counterparts, we seek to manage these risks and achieve higher financial returns. To reach our financial and operational goals, we must have extensive knowledge and expertise in our chosen markets. Many of our larger accounts are considered on an individual basis where customized forms and tailored solutions are employed.

By focusing on the distinctive risk characteristics of our insureds, we have been able to identify a variety of niche markets where we can add value with our specialty product offerings and alternative platforms through which we can access capital to support our customers' risks. Examples of niche insurance markets that we have targeted include liability coverage for highly specialized professionals, wind and earthquake-exposed commercial properties, equine-related risks, classic cars, credit and surety-related risks, collateral protection risks and marine, energy and environmental-related activities. Our market strategy in each of these areas of specialization is tailored to the unique nature of the loss exposure, coverage and services required by insureds. In each of our niche markets, we assign teams of experienced underwriters and claims specialists who provide a full range of insurance services.

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
10K - 3

Our reinsurance products are written globally on both a quota share and excess of loss basis. Quota share contracts require us to share the losses and expenses in an agreed proportion with the cedent. Excess of loss contracts require us to indemnify the cedent against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. Our reinsurance products may include features such as contractual provisions that require our cedent to share in a portion of losses resulting from ceded risks, may require payment of additional premium amounts or provide experience refunds if the losses we incur differ from those projected at the time of the execution of the contract or may require reinstatement premium to restore the coverage after there has been a loss occurrence.

We distinguish ourselves in the reinsurance market by the expertise of our underwriting teams, our access to global reinsurance markets, our ability to offer large capacity lines and our ability to customize reinsurance solutions to fit our cedents' needs. Additionally, as with our insurance underwriting operations, our ability to access third party capital through our ILS and program services platforms provides additional capital alternatives to support certain risks, to the extent those risks do not align with our underwriting risk tolerance. For example, in late 2020, we made the decision to discontinue writing catastrophe-exposed property reinsurance on a risk-bearing basis, and instead will only write such business on behalf of our ILS operations, to the extent it matches the risk profile of our third party ILS investors, who will ultimately assume the risk. Our reinsurance product offerings include coverage for general liability, professional liability, property, workers' compensation and credit and surety risks.

The following chart presents the composition of our underwriting operations between insurance and reinsurance based on 2020 gross premium volume of $7.2 billion, which also aligns with our two reportable underwriting segments.

The Insurance segment includes all of our direct business and facultative placements and is written through our Markel Specialty, Markel International and State National divisions, with the exception of our State National division's program services business, which is not included in a reportable segment. The Reinsurance segment includes all treaty reinsurance and is primarily written through our Global Reinsurance division. Additional detail regarding our underwriting divisions and products is included in "Underwriting Segments."

10K - 4

The following table summarizes our U.S. insurance and reinsurance subsidiaries.

U.S. Legal Entity	Abbreviation	State of Domicile
Evanston Insurance Company	EIC	Illinois
Essentia Insurance Company	Essentia	Missouri
FirstComp Insurance Company	FCIC	Nebraska
Markel American Insurance Company	MAIC	Virginia
Markel Global Reinsurance Company	MGRC	Delaware
Markel Insurance Company	MIC	Illinois
National Specialty Insurance Company	NSIC	Texas
State National Insurance Company, Inc.	SNIC	Texas
Suretec Insurance Company	SIC	Texas

All U.S. subsidiaries, with the exception of FCIC, are licensed, authorized, or accredited to write business in all 50 states and the District of Columbia. EIC is also authorized in Guam, Puerto Rico, and the U.S. Virgin Islands, and MAIC is also licensed in Puerto Rico. FCIC is licensed in 28 states.

The following table summarizes our international insurance and reinsurance subsidiaries.

International Legal Entity	Abbreviation	Country
Markel Bermuda Limited	MBL	Bermuda
Markel Insurance SE	MISE	Germany
Markel International Insurance Company Limited	MIICL	United Kingdom
Markel Syndicate 3000	Syndicate 3000	United Kingdom

Markets

In the U.S., we write business in the excess and surplus lines (E&S) and admitted insurance and reinsurance markets. The E&S, or non-admitted, market focuses on hard-to-place risks and loss exposures that generally cannot be written in the standard market. U.S. insurance regulations generally require an E&S account to be declined by admitted carriers before an E&S company may write the business. E&S eligibility allows our insurance subsidiaries to underwrite unique loss exposures with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than coverages in the standard market. In 2019, the E&S market represented $55 billion, or 8%, of the $712 billion U.S. property and casualty industry.(1) In 2019, we were the second largest E&S writer in the U.S. as measured by direct premium writings.(1) Our E&S insurance operations are conducted through EIC. Our business written in the admitted market focuses on risks that, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. Hard-to-place risks written in the admitted market cover insureds engaged in similar, but highly specialized, activities that require a total insurance program not otherwise available from standard insurers or insurance products that are overlooked by large admitted carriers. The admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. The majority of our admitted insurance operations are conducted through MIC, MAIC, FCIC and Essentia. Our admitted operations also include SIC, SNIC, and NSIC. Our U.S. reinsurance operations are conducted through MGRC.

(1) Market Segment Report - U.S. Surplus Lines, A.M. Best (September 10, 2020).
10K - 5

We also participate in the London insurance and reinsurance market, which is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. Hard-to-place risks in the London market are generally distinguishable from standard risks due to the complexity or significant size of the risk. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. Risks written in this market are written on either a direct basis or a subscription basis, the latter of which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's of London (Lloyd's) syndicate, often due to the high limits of insurance coverage required. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. We participate in the London insurance and reinsurance market primarily through Markel Capital Limited (Markel Capital) and MIICL. Markel Capital is the corporate capital provider for Syndicate 3000, through which our Lloyd's operations are conducted. Syndicate 3000 is managed by Markel Syndicate Management Limited. In addition to their headquarters in London, Markel Capital and MIICL have offices across the United Kingdom (U.K.), Europe, Canada, Latin America, Asia Pacific and the Middle East through which we are able to offer insurance and reinsurance. The London insurance market produced approximately $76 billion of gross written premium in 2019, of which $47 billion was produced by Lloyd's syndicates.(1,2) In 2019, our share of the London market was approximately 2% as measured by gross written premiums.

In Bermuda, which is known for its significant concentration of insurance and reinsurance businesses, we participate in the worldwide insurance and reinsurance markets. The Bermuda property and casualty market is a significant source of capital for the U.S. market and the leading location for cessions by U.S. insurers.(3) The Bermuda market produced $71 billion of gross written premium in 2018.(4) In 2018, our share of the Bermuda market was approximately 1% as measured by gross written premiums in our underwriting operations. We conduct our Bermuda underwriting operations through MBL, which is registered as a Class 4 insurer and Class C long-term insurer under the insurance laws of Bermuda.

We also write business through MISE, a regulated insurance carrier located in Munich, Germany. In anticipation of the U.K.'s exit from the European Union (E.U.), which occurred on January 31, 2020, we established MISE in 2018. From its offices in Germany, MISE transacts business in E.U. member states and throughout the European Economic Area (EEA). MISE has established branches in Ireland, the Netherlands, Spain, Switzerland and the U.K. In order to maintain access to E.U. business for Lloyd's syndicates, including Syndicate 3000, the Society of Lloyd's has organized an insurance company in Brussels, Belgium, which supplements, or serves as an alternative to, MISE for access to E.U. markets. For further discussion regarding the exit of the U.K. from the E.U., and its potential impacts to us, see the risk factor titled "The exit of the United Kingdom from the European Union could have a material adverse effect on us" under Item 1A Risk Factors.

While we operate in various other markets, substantially all of our gross written premiums in 2020 were written from our platforms in the United States, United Kingdom, Bermuda and Germany. In 2020, 79% of gross premium writings from our global underwriting operations were attributed to risks or cedents located in the United States. We were the 37th largest reinsurer in 2019, as measured by worldwide gross reinsurance premium writings.(5)

Most of our business is placed through insurance and reinsurance brokers, retail insurance agents and intermediaries, including managing general agents. Brokers and retail agents have limited quoting and binding authority. Managing general agents have broader underwriting authority. These agents are carefully selected and agency business is controlled through regular audits and pre-approvals. Certain products and programs are marketed directly to consumers or distributed through wholesale brokers. We seek to develop and capitalize on relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. A significant volume of premium for the property and casualty insurance and reinsurance industry is produced through a small number of large insurance and reinsurance brokers. In 2020, the top two independent brokers accounted for 31% of gross premiums written in our underwriting segments. Additionally, a significant portion of the reinsurance contracts securitized through our ILS operations, for the benefit of third party investors, are placed through these two independent brokers.

(1) London Company Market Statistics Report, International Underwriting Association (October 2019).
(2) Lloyd's Annual Report 2019.
(3) Offshore Reinsurance in the U.S. Market, Reinsurance Association of America (2018).
(4) Bermuda Monetary Authority 2019 Annual Report.
(5) Market Segment Report - Global Reinsurance, A.M. Best (September 2, 2020).
10K - 6

Ceded Reinsurance

In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a premium. In a retrocessional reinsurance transaction, a reinsured exposure is further ceded to another reinsurer. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses, while providing us with the ability to offer policies with sufficient limits to meet policyholder needs. Additionally, with multiple platforms through which we are able to connect risk and capital, we may leverage our underwriting expertise to support third party capital in our ILS and program services platforms in order to most efficiently match our customer’s risk with the appropriate source of capital. In those instances where we are ceding risks within our underwriting operations to one of our other insurance platforms, we earn fees and commissions in exchange for our services.

We purchase reinsurance and retrocessional reinsurance coverage for our catastrophe-exposed policies to ensure that our net retained catastrophe risk is within our corporate tolerances. In late 2020, we made the decision to discontinue writing catastrophe-exposed property reinsurance within our Reinsurance segment on a risk-bearing basis, and instead, this business will either be written directly by, or ceded to, our ILS operations to be placed with third party capital to the extent it fits the ILS investors’ risk profile. On other product lines for which we purchase reinsurance or retrocessional reinsurance, we shifted from buying proportional reinsurance coverages towards excess of loss coverages in both our Insurance and Reinsurance segments in late 2018 and have also shifted from purchasing coverages related to specific lines of business towards enterprise-wide coverages. All of these changes allow us to retain more of our profitable business while continuing to manage volatility within our underwriting results. Net retention of gross premium volume in our underwriting segments was 83% in 2020 and 84% in 2019.

Reinsurance and retrocessional treaties are generally purchased on an annual or biennial basis and are subject to renegotiation at renewal. In most circumstances, the reinsurer remains responsible for all business produced before termination. Treaties typically contain provisions concerning ceding commissions, required reports to reinsurers, responsibility for taxes, arbitration in the event of a dispute and provisions that allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer becomes an unauthorized reinsurer under applicable regulations or if its rating falls below an acceptable level.

Our ceded reinsurance and retrocessional contracts do not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. We attempt to minimize credit exposure to reinsurers through adherence to internal ceded reinsurance guidelines. We manage our exposures so that no unsecured exposure to any one reinsurer is material to our ongoing business.

When appropriate, we pursue reinsurance commutations that involve the termination of ceded reinsurance and retrocessional reinsurance contracts. Our commutation strategy related to ceded reinsurance and retrocessional contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of ceded reinsurance placed with certain reinsurers.

See note 10 of the notes to consolidated financial statements included under Item 8 and Item 7A Quantitative and Qualitative Disclosures About Market Risk for additional information about our ceded reinsurance programs and exposures.

Competition and Underwriting Philosophy

We compete with numerous domestic and international insurance companies and reinsurers, Lloyd's syndicates, risk retention groups, insurance buying groups, risk securitization programs, alternative capital sources, such as that provided through ILS, and alternative self-insurance mechanisms. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets, particularly companies with new or "disruptive" technologies or business models. Competition may take the form of lower prices, broader coverages, greater product flexibility, enhanced digital capabilities through which to distribute insurance products, higher coverage limits, higher quality services or higher ratings by independent rating agencies. In all of our markets, we compete on the basis of overall financial strength, ratings assigned by independent rating agencies, development of specialty products to satisfy well-defined market needs and by maintaining relationships with agents, brokers and insureds who rely on our expertise. This expertise is our principal means of competing. We offer a diverse portfolio of products, each with its own distinct competitive environment, which requires us to be responsive to changes in
10K - 7

market conditions for individual product lines. With each of our products, we seek to write business that produces underwriting profits by competing with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers. More recently, we have also leveraged our underwriting capacity and expertise through relationships with start-ups and digital distribution partners through which we can develop ideas that leverage emerging technologies and modern customer acquisition strategies to create the service and experience that consumers have grown to expect and demand.

Few barriers exist to prevent insurers and reinsurers from entering our markets within the property and casualty industry. Market conditions, risk tolerance and capital capacity influence the degree of competition at any point in time. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable for insurers. Historically, the performance of the property and casualty reinsurance and insurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. At any given time, our portfolio of insurance products could be experiencing varying combinations of these characteristics. This cyclical market pattern can be more pronounced in the specialty insurance and reinsurance markets in which we compete than the standard insurance market.

Following several years of price decreases, and the high level of natural catastrophes that occurred in 2017, we began seeing more favorable rates in 2018, particularly on our catastrophe-exposed and loss-affected business, that have continued and further strengthened through 2020 following the continued high level of natural catastrophes and the high level of losses attributed to the COVID-19 pandemic. We are also seeing improved pricing on many of our other product lines, the primary exception being workers' compensation, where we continue to see rate decreases given favorable loss experience in recent years. These rate increases have been been more significant in the primary, or insurance markets, than the reinsurance markets.

By focusing on market niches where we have underwriting expertise, and leveraging capabilities offered through our multiple insurance platforms, we seek to earn consistent underwriting profits, which are a key component of our strategy. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. We believe that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. We use underwriting profit or loss as a basis for evaluating our underwriting performance. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2020, our combined ratio was 98%. See Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations for a discussion of our underwriting results.

We routinely review the pricing of our major product lines. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Over the past few years, we have increased our focus on growing our most profitable lines of business and have discontinued certain lines or programs that have not performed consistent with our expectations. This is particularly true within our Reinsurance segment, where we made the decision in late 2020 to discontinue writing catastrophe-exposed property business on a risk-bearing basis, and instead, this business will either be written directly by, or ceded to, our ILS operations to be placed with third party capital. In more limited instances, we have taken similar actions within our Insurance segment, and we have also made changes in our ceded reinsurance programs, as previously discussed. With these changes, along with the more favorable rates we are seeing in the market, we expect less volatility in our underwriting results going forward.

Underwriting Segments

We monitor and assesses the performance of our ongoing underwriting operations on a global basis in the following two segments: Insurance and Reinsurance. See note 2 of the notes to consolidated financial statements included under Item 8 for additional segment reporting disclosures.
10K - 8

Insurance Segment

Our Insurance segment reported gross premium volume of $6.0 billion, earned premiums of $4.7 billion and an underwriting profit of $169.0 million in 2020. The following chart presents the composition of our Insurance segment by division based on 2020 gross premium volume.

Markel Specialty
Markel International
State National

The Markel Specialty division writes business on an admitted and non-admitted basis for individuals and small businesses to Fortune 1000 companies for agents and brokers in the U.S., Bermuda, the U.K. and Ireland as well as program insurance and other specialty coverages for well-defined niche markets. This division was formed effective April 1, 2020 through the combination of our Markel Assurance and Markel Specialty divisions. The newly combined Markel Specialty division creates a unified platform that we believe makes it easier for our customers to access our diverse portfolio of products and capabilities and provides an improved customer experience. The Markel International division writes business worldwide from our London and Munich-based platforms, which include branch offices around the world. The State National division writes collateral protection insurance, which insures personal automobiles and other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies through its lender services product line on both an admitted and non-admitted basis.

The following chart displays the types of products written in our Insurance segment based on 2020 gross premium volume.

Personal Lines
Marine and Energy
Property
Workers' Compensation
Specialty Programs
Other
General Liability
Professional Liability

10K - 9

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

Professional liability coverages include unique solutions for highly specialized professions, including architects and engineers, lawyers, accountants, agents and brokers, service technicians and consultants. We offer claims-made medical malpractice coverage for doctors and dentists; claims-made professional liability coverage for individual healthcare providers such as therapists, pharmacists, physician assistants and nurse anesthetists; and coverages for medical facilities and other allied healthcare risks such as clinics, laboratories, pharmacies and senior living facilities. Other professional liability coverages include errors and omissions, union liability, professional indemnity, intellectual property, executive liability for financial institutions and Fortune 1000 companies and management liability. Additionally, we offer cyber liability products, which provide coverage for, among other things, data breach and privacy liability, data breach loss to insureds and electronic media coverage.

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

Marine and energy products include a portfolio of coverages for cargo, energy, hull, liability, war and terrorism risks. The cargo product line is an international transit-based book providing coverage for many types of cargo. Energy coverage includes all aspects of oil, gas and renewable energy activities. Hull coverages consist of coverage for physical damage to ocean-going tonnage, yachts and mortgagees' interests. Liability coverage provides for a broad range of energy liabilities, as well as traditional marine exposures including charterers, terminal operators and ship repairers. War coverage includes protections for the hulls of ships and aircraft, and other related interests, against war and associated perils. Terrorism coverage provides for property damage and business interruption related to political and civil violence including war and civil war.

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

Specialty programs business included in this segment is offered on a standalone or package basis and generally targets specialized commercial markets and various customer groups, such as amateur sports and senior living facilities. Other specialty programs business written in this segment includes general agent programs that use managing general agents to offer single source admitted and non-admitted programs for a specific class or line of business, including first and third party coverages.

Other product lines within the Insurance segment include credit and surety products and collateral protection insurance.

10K - 10

Reinsurance Segment

Our Reinsurance segment product offerings are underwritten primarily by our Global Reinsurance division, which operates from platforms in the U.S., Bermuda and the U.K. Our Reinsurance segment reported gross premium volume of $1.1 billion, earned premiums of $929.3 million and an underwriting loss of $34.0 million in 2020. The following chart displays the types of products written in our Reinsurance segment based on 2020 gross premium volume.
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

Property treaty products are offered on an excess of loss and quota share basis for catastrophe, per risk and retrocessional exposures worldwide. A significant portion of the property treaty business covers U.S. exposures, with the remainder coming from international property exposures. Our property treaty products include coverage for catastrophe exposures, as well as individual property risks such as buildings, structures, equipment and contents and provide coverage for both personal lines and commercial property exposures. Our retrocessional products provide coverage for all types of underlying exposures and geographic zones. Our catastrophe exposures are generally written on an excess of loss basis and target both personal and commercial lines of business providing coverage for losses from natural disasters, including hurricanes, wind storms and earthquakes. Based on the seasonal nature of hurricanes and wind storms, certain catastrophic losses are more likely to occur in the third and fourth quarters of the year. In late 2020, we made the decision to discontinue writing catastrophe-exposed property reinsurance within our Reinsurance segment on a risk-bearing basis, and instead, any such business will either be
10K - 11

written directly by, or ceded to, our Nephila ILS operations to be placed with third party capital to the extent it fits the ILS investors’ risk profile. However, as some of our reinsurance contracts are written with multi-year terms, we will continue to have catastrophe-exposure through the expiration of those contracts, some of which extend into 2023. Additionally, on the contracts that are ceded, we will continue to bear underwriting risk for aggregate agreement year losses on these exposures in excess of a limit that we believe is highly unlikely to be exceeded. We also continue to have exposure to catastrophes on our retrocessional reinsurance business.

Insurance-Linked Securities

Our insurance-linked securities operations are comprised of our Nephila and run-off Markel CATCo operations, as further described below. We receive management fees for investment and insurance management services provided through these operations based on the net asset value of the accounts managed, and for certain funds, incentive fees based on the annual performance of the funds managed. Through our Nephila operations, we also provide managing general agent services and receive commissions based on the direct written premiums of the insurance contracts placed. Total revenues from our insurance-linked securities operations for the year ended December 31, 2020 were $212.3 million, which are included in services and other revenues in our consolidated statement of income and comprehensive income.

Nephila

In November 2018, we completed the acquisition of all of the outstanding shares of Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Headquartered in Bermuda, Nephila serves as an insurance and investment fund manager and managing general agent that offers a broad range of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives.

Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd’s Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). Nephila also serves as a managing general agent that underwrites and administers property insurance policies and provides delegated underwriting services to providers of insurance capital, including the Nephila Reinsurers. The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Corporation, and as such, these entities are not included in our consolidated financial statements. As of December 31, 2020, Nephila's net assets under management were $9.6 billion.

See note 16 of the notes to consolidated financial statements included under Item 8 for further details regarding our Nephila operations.

Markel CATCo

Our Markel CATCo operations are conducted through Markel CATCo Investment Management Ltd. (MCIM). MCIM is an ILS investment fund manager headquartered in Bermuda and, through 2019, was focused on building and managing highly diversified, collateralized retrocession and reinsurance portfolios covering global property catastrophe risks. MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). MCIM also serves as the investment manager to CATCo Reinsurance Opportunities Fund Ltd. (CROF), a limited liability closed-end Bermuda exempted mutual fund company listed on a market operated by the London Stock Exchange and on the Bermuda Stock Exchange. CROF invests substantially all of its assets in Markel CATCo Reinsurance Fund Ltd.

In July 2019, MCIM announced it would cease accepting new investments in the Markel CATCo Funds and would not write any new business in Markel CATCo Re. Both the Markel CATCo Funds and Markel CATCo Re have been placed into run-off, and MCIM is returning capital to investors as it becomes available. For further details regarding these developments within our Markel CATCo operations, see note 19 of the notes to consolidated financial statements included under Item 8. As of December 31, 2020, MCIM's remaining net assets under management were $1.0 billion.

See note 15 of the notes to consolidated financial statements included under Item 8 for further details regarding our Markel CATCo operations.

10K - 12

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

Program Services

Our program services business, which is provided through our State National division, generates fee income, in the form of ceding (program service) fees, by offering issuing carrier capacity to both specialty managing general agents and other producers who sell, control and administer books of insurance business that are supported by third parties that assume reinsurance risk, including Syndicate 2357 and other Nephila Reinsurers. These reinsurers are domestic and foreign insurers and institutional risk investors (capacity providers) that want to access specific lines of U.S. property and casualty insurance business, but may not have the required licenses and filings to do so. In general, fronting refers to business in which we write insurance on behalf of a general agent or capacity provider and then cede all, or substantially all, of the risk under these policies to the capacity provider in exchange for ceding fees.

Through our program services business, we write a wide variety of insurance products, principally including general liability insurance, commercial liability insurance, commercial multi-peril insurance, property insurance and workers' compensation insurance. Program services business written through our State National division is separately managed from our underwriting divisions, which write similar products, in order to protect our program services customers and eliminate internal competition for this business.

The following table summarizes the subsidiaries through which our program services business is primarily written.

Legal Entity	Abbreviation	State of Domicile
City National Insurance Company	CNIC	Texas
Independent Specialty Insurance Company	ISIC	Delaware
National Specialty Insurance Company	NSIC	Texas
State National Insurance Company, Inc.	SNIC	Texas
United Specialty Insurance Company	USIC	Delaware

All of these subsidiaries are licensed to write property and casualty insurance in all 50 states and the District of Columbia. USIC is also eligible to write business in the U.S. Virgin Islands. Many of our programs are arranged with the assistance of brokers that are seeking to provide customized insurance solutions for specialty insurance business that requires a carrier rated "A" by A.M. Best Company (Best). Our specialized business model relies on third party producers or capacity providers to provide the infrastructure associated with providing policy administration, claims handling, cash handling, underwriting, or other traditional insurance company services. We believe there are relatively few active competitors in the fronting business. We compete primarily on the basis of price, customer service, geographic coverage, financial strength ratings, licenses, reputation, business model and experience.

Total revenues attributed to our program services business for the year ended December 31, 2020 were $104.2 million. Our program services business generated $2.1 billion of gross written premium volume for the year ended December 31, 2020.

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
10K - 13

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

Although we reinsure substantially all of the risks inherent in our program services business, we have certain programs that contain limits on our reinsurers’ obligations to us that expose us to underwriting risk, including loss ratio caps, aggregate reinsurance limits or exclusion of the credit risk of producers. Under certain programs, including one program with Syndicate 2357, an unconsolidated affiliate, we also bear underwriting risk for annual aggregate agreement year losses in excess of a limit that we believe is highly unlikely to be exceeded. See note 16 of the notes to consolidated financial statements included under Item 8 for further details regarding our program with Syndicate 2357.

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

Seventeen of our eighteen insurance subsidiaries are rated by Best. All seventeen of our insurance subsidiaries rated by Best have been assigned an FSR of "A" (excellent). Our Lloyd's syndicate is part of a group rating for the Lloyd's overall market, which has been assigned an FSR of "A" (excellent) by Best.

Nine of our eighteen insurance subsidiaries are rated by S&P. All nine of our insurance subsidiaries rated by S&P have been assigned an FSR of "A" (strong). Our Lloyd's syndicate is part of a group rating for the Lloyd's overall market, which has been assigned an FSR of "A+" (strong) by S&P.

Five of our eighteen insurance subsidiaries are rated by Moody's Corporation (Moody's). All five insurance subsidiaries rated by Moody's have been assigned an FSR of "A2" (good).

Investments

Our business strategy recognizes the importance of both consistent underwriting and operating profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds. The majority of our investable assets come from premiums paid by policyholders. Policyholder funds are invested predominantly in high-quality government, municipal and corporate bonds that generally match the duration and currency of our loss reserves. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed maturity investments. When purchasing equity securities, we seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long term. Substantially all of our investment portfolio is managed by company employees.

We evaluate our investment performance by analyzing net investment income and net investment gains (losses) as well as our taxable equivalent total investment return, which is a non-GAAP financial measure. In 2020, net investment income was $371.8 million and net investment gains were $618.0 million. We focus on long-term total investment return, understanding that the level of investment gains or losses and unrealized gains or losses may vary from one period to the next. Through December 31, 2020, the five-year annual return for our investment portfolio was 7.4%. See "Investing Results" under Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations for more information about our investing results, including taxable equivalent total investment return, and Item 7A Quantitative and Qualitative Disclosures About Market Risk for more information about our investments.
10K - 14

Markel Ventures

Through our wholly owned subsidiary Markel Ventures, Inc. (Markel Ventures), we own interests in various businesses that operate outside of the specialty insurance marketplace. These businesses are viewed by management as separate and distinct from our insurance operations. Local management teams oversee the day-to-day operations of these companies, including investment and capital allocation decisions for their respective companies.

Our senior management team is responsible for decisions regarding allocation of capital for acquisitions and new investments. Our strategy in making these investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

Our chief operating decision maker allocates resources to and assesses the performance of these various businesses in the aggregate as the Markel Ventures segment. This segment includes a diverse portfolio of businesses from different industries that offer various types of products and services to businesses and consumers. See note 2 of the notes to consolidated financial statements included under Item 8 for additional segment reporting disclosures.

During the last three years, our Markel Ventures operations have continued to expand through acquisitions of majority interests in various businesses, including Lansing Building Products, LLC in 2020, VSC Fire & Security, Inc. in 2019 and Brahmin Leather Works, LLC in 2018. See note 3 of the notes to consolidated financial statements included under Item 8 for additional details related to these acquisitions.

In 2020, our Markel Ventures operations reported revenues of $2.8 billion, operating income of $254.1 million, net income to shareholders of $145.4 million and earnings before interest, income taxes, depreciation and amortization (EBITDA) of $366.9 million. We use Markel Ventures EBITDA, which is a non-GAAP financial measure, as an operating performance measure in conjunction with revenues, operating income and net income. See "Markel Ventures" under Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations for more information on EBITDA.

The following chart displays the types of businesses within our Markel Ventures segment based on 2020 operating revenues.
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

Our Markel Ventures services group is comprised of businesses that provide distribution, consulting and other types of services to businesses and consumers. For example, types of services offered by businesses in this group include distribution of exterior building products, fire protection and life safety services, management and technology consulting and retail intelligence.

10K - 15

The demand for many of our Markel Ventures products and services is seasonal, with variations in revenues throughout the year depending on the industry, and cyclical based on certain larger economic trends and activity.

The majority of our businesses in this segment are headquartered across the U.S., with subsidiaries of certain businesses located outside of the U.S. This segment offers a wide range of products and services across many markets and encounters a variety of competitors that vary by product line, end market and geographic area. Each business within the segment has several main competitors and numerous smaller ones in most of their end markets and geographic areas. Examples of the end markets include U.S. and international markets for retailing, food production and transportation, as well as a variety of U.S. markets including construction, housing, banking and financial services.

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

The following is a summary of significant regulations that apply to our businesses, but it is not intended to be a comprehensive review of every regulation to which we are subject. For information regarding certain risks associated with regulations applicable to us, see Item 1A Risk Factors.

U.S. Insurance Regulation

State Regulation

Overview. Our U.S. insurance company subsidiaries are subject to varying degrees of regulation and supervision by the states and other jurisdictions in which they do business. In the U.S., authority for the regulation, supervision and administration of the business of insurance in each state is generally delegated to a state insurance commissioner who oversees a regulatory body responsible for the supervision of the business of insurance. Through this authority, state regulatory authorities have broad regulatory, supervisory and administrative powers relating to: solvency standards; corporate conduct; market conduct activities; regulating unfair trade and claims practices; licensing of insurers; licensing and appointment of agents; approval of forms and policies used; the nature of, and limitations on, insurers' investments; the form and content of annual statements and other reports on the financial condition of insurers; and establishment of loss reserves. States also regulate various aspects of the contractual relationships between insurers and independent agents. In addition, the National Association of Insurance Commissioners (NAIC), comprised of the insurance commissioners of each U.S. jurisdiction, develops or amends model statutes and regulations that, in turn, most states adopt.

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

In 2020, the International Association of Insurance Supervisors adopted its Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame). ComFrame establishes a comprehensive framework for supervisors to address group-wide activities and risks of internationally active insurance groups (IAIGs) and lays the groundwork for better supervisory cooperation and coordination. ComFrame requires the designation of a group-wide supervisor (regulator) for each IAIG and imposes a group capital requirement that will be applied to an IAIG in addition to the current legal entity capital requirements imposed by state and international insurance regulators. In response to ComFrame, the NAIC revised the model Insurance Holding Company System Regulatory Act to allow state insurance regulators in the U.S. to be designated as group-wide supervisors for U.S. based IAIGs.

Holding Company Statutes. In addition to regulatory supervision of our U.S. insurance subsidiaries, we are subject to state statutes governing insurance holding company systems. Typically, those statutes require that we periodically file information with the appropriate state insurance commissioner, including information concerning our capital structure, ownership,
10K - 16

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

Risk Based Capital Requirements. The NAIC uses a risk based capital (RBC) formula that is designed to measure the capital of an insurer taking into account the company's investments and products. RBC requirements provide a formula which, for property and casualty insurance companies, establishes capital thresholds for four categories of risk: asset risk, insurance risk, interest rate risk and business risk.

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

Statutory Accounting Principles. Each of our U.S. insurance company subsidiaries is required to file detailed quarterly and annual reports, including financial statements, in accordance with prescribed statutory accounting rules, with regulatory officials in the jurisdictions in which they conduct business. The quarterly and annual financial reports filed with the states utilize statutory accounting principles (SAP) that are different from U.S. GAAP. In developing SAP, insurance regulators were primarily concerned with monitoring the solvency of insurance companies to assure an insurer's ability to pay all its current and future obligations to policyholders.

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

Dividends. The laws of the domicile states of our U.S. insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. See note 21 of the notes to consolidated financial statements included under Item 8.

Market Conduct. State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing marketing and sales practices, data security, compliance of underwriting services to policyholders, confirmation of licensing and appointment of producers, claims management, anti-fraud controls and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

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

Federal Regulation

The U.S. federal government and its regulatory agencies generally do not directly regulate the business of insurance. However, two federal government bodies, the Federal Insurance Office (FIO) and the Financial Stability Oversight Council (FSOC), each created under The Dodd Frank Wall Street Reform and Consumer Protection Act, may impact the regulation of insurance. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the U.S. in international insurance matters and has limited powers to preempt certain types of state insurance laws. The FIO also
10K - 17

can recommend to the FSOC that it designate an insurer as an entity posing risks to the U.S. financial stability in the event of the insurer's material financial distress or failure. We have not been so designated. The U.S. federal laws that most affect our day-to-day insurance operations are: the Gramm-Leach-Bliley Act; the Fair Credit Reporting Act; the Health Insurance Portability and Accountability Act of 1996, as amended; the Terrorism Risk Insurance Act of 2002, as amended; anti-money laundering laws and regulations; the Nonadmitted and Reinsurance Reform Act of 2010, as amended; and the rules and regulations of the Office of Foreign Assets Control.

International Insurance Regulation

Overview. Our international insurance operations are subject to regulation and supervision in various jurisdictions. These regulations, which vary depending on the jurisdiction, include, among others, solvency and market conduct regulations; anti-corruption, anti-money laundering, and anti-terrorist financing guidelines, laws and regulations; various privacy, insurance, tax, tariff, trade and sanctions laws and regulations; and corporate, employment, intellectual property and investment laws and regulations. Outside of the U.S., we have insurance operations domiciled in the U.K., Europe and Bermuda, which are subject to regulation in those jurisdictions. In addition, we conduct business in Canada, Latin America, Asia Pacific and the Middle East, where our businesses also are supervised by local regulatory authorities.

European Regulation. We are subject to regulation by the Prudential Regulatory Authority and Financial Conduct Authority in respect of our U.K. insurance businesses. We are also subject to regulation by the Federal Financial Supervisory Authority, better known by its abbreviation BaFin, in respect of our German insurance carrier.

Our U.K. and German insurance businesses are subject to both the E.U.'s General Data Protection Regulation (GDPR) and Solvency II. GDPR came into effect in May 2018, and requires businesses operating in the E.U. to comply with conditions for processing personal data. Solvency II came into effect in January 2016, and requires our U.K. and German businesses to maintain certain capital standards and publish risk-related information in the form of a Solvency and Financial Condition Report. Following the U.K.'s exit from the E.U., the U.K.'s European Union (Withdrawal) Act 2018 transposes GDPR and Solvency II into U.K. law as E.U. retained law.

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

ILS Regulation

Our insurance-linked securities operations are subject to regulation and supervision by various regulatory authorities, both in the U.S. and internationally. Certain of our ILS subsidiaries are organized and regulated as follows:
•registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended,
•registered with the U.S. Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor under the Commodity Exchange Act, as amended,
•registered with the BMA as an insurance manager under the Bermuda Insurance Act 1978, and/or
•registered with the BMA as an investment manager under the Bermuda Investments Business Act 2003.

Certain other ILS subsidiaries serve as the investment manager to one or more private funds that are registered with the BMA under the Investment Funds Act 2006, as amended, or the Segregated Accounts Companies Act 2000, as amended. In addition, these operations include business relationships with certain U.S., U.K. and Bermuda insurance companies that are subject to U.S. and international insurance regulation as previously described in this "Regulatory Environment" section.

As a result, subsidiaries involved in our ILS operations are subject to regulations that may impose substantive and material restrictions and requirements on their operations, including, among other things: a broader fiduciary duty to act in the best interests of their clients; disclosure of information about our businesses and conflicts of interests to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees we may charge, including performance fees; restrictions on solicitation arrangements; requirements regarding engaging in transactions with clients; maintenance of an effective compliance program; and other restrictions and requirements applicable to custody of
10K - 18

client assets, client privacy, advertising, pay-to-play prohibitions and cybersecurity; as well as possible sanctions, disciplinary actions or other penalties for non-compliance.

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

Human Capital

Our culture is our greatest asset and is defined by the Markel Style. Written in 1986, in preparation for our initial public offering, the Markel Style memorialized how we seek to operate our businesses and treat one another. It continues to provide our guiding principles across our diverse group of businesses. Key within the Markel Style is the encouragement to look for a better way to do things, to challenge management. We also seek spontaneity and flexibility and a respect for authority, but disdain for bureaucracy. Our diverse financial holding company is managed in a way to accomplish these principles. Each of our businesses operates with a high degree of autonomy so long as they operate within the principles of the Markel Style. This allows our managers to make decisions that are best for their employees and customers, as well as our shareholders. We believe this high degree of empowerment leads to the satisfaction that comes from being trusted in the responsibilities one has been given.

Further outlined in the Markel Style is our creed of honesty and fairness in all our dealings; holding the individual's right to self-determination in the highest light; putting aside individual concerns in the spirit of teamwork; and providing an atmosphere in which people can reach their full potential. We greatly value our employees, encourage their career development and reward their pursuit of excellence, while also celebrating a diverse workforce.

At December 31, 2020, we had approximately 18,900 employees, of whom approximately 4,600 were employed within our insurance operations and approximately 14,300 were employed within our Markel Ventures operations.

Insurance

Our principal business markets and underwrites specialty insurance products and within that business exists a well-developed process to ensure effective performance management, including an embedded annual and mid-year review process that enables goal setting, development planning and performance assessment. Within our insurance operations, we also have undertaken significant work over recent years to establish global leadership development programs for different levels of leadership at Markel, including partnering with various renowned business schools to create leading-edge curriculum in this area.

Employee health and overall well-being is also a key priority, and we provide a range of employee and eligible partner plans and programs, including health and voluntary benefits. These offerings include a variety of financial protection programs to help our employees meet their unique investment and savings needs including life insurance, retirement savings with company contributions in most situations and an employee stock purchase plan. Comprehensive employee assistance programs are available in all our major markets along with other well-being and fitness resources.

We rely on our employees' ideas and input to help make Markel a great place to work. For example, we conduct regular pulse surveys of employees across our insurance operations regarding their well-being and their ideas on how we can improve employee engagement. In addition, every two years we conduct a major, global employee engagement survey across our insurance operations, which historically has garnered more than 80% participation, and which enables us to identify, focus on and track progress against key engagement drivers. This survey has generated additional ideas for employee engagement; and we have made substantial changes and improvements in our human capital practices based on this feedback.

We are committed to embracing all aspects of diversity, including diversity of perspective, which we believe is crucial to sustainable success. Markel accordingly supports and encourages focused efforts to continue to build the diversity of our employee population and the inclusiveness of our culture. Our diversity and inclusion efforts seek to cultivate an inclusive environment in which every employee feels valued, respected and accepted. We believe this environment helps us increase creativity and innovation, foster business connections, serve our customers and maintain our market leadership.

10K - 19

Within our insurance business, our global Diversity and Inclusion (D&I) Steering Committee comprises more than 20 senior managers from around the globe who are charged with advising on D&I strategy and providing leadership support and advocacy for our D&I efforts. We have a dedicated leader responsible for talent, diversity and inclusion, to further shape the D&I strategy for our global workforce, and to ensure the integration of our D&I efforts with our global talent acquisition and development processes. We recently introduced a regional scholarship program that is focused on underrepresented groups in the insurance industry, and in late 2020, conducted unconscious bias awareness training that was completed by 79% of insurance employees globally. We are also undertaking a two-year diversity and inclusion training program, including micro learning on priority topics.

Our insurance operations support a range of employee-led D&I networks and resource groups that provide employee support and development, while also engaging in community outreach, including our Markel Women's Network, BEAM (Black Engagement at Markel), PRISM (LGBTQ+), Jitneys (Young Professionals), Markel Asian Professionals Network, Markel Veterans Network, sponsorship of Dive-In (the insurance industry's annual diversity and inclusion festival), and connections with a number of the London market partner networks. All of these networks and organizations have put in place goals and programming that are focused on education and development, community engagement, talent acquisition and networking/support.

Markel Ventures

Our Markel Ventures operations are comprised of a diverse portfolio of businesses from different industries through which we own controlling interests. The Markel Ventures operations are viewed by management as separate and distinct from our insurance operations with local management teams that oversee the day-to-day operations of their respective companies, including human capital matters. When making these acquisitions, we seek, among other things, businesses whose leadership teams demonstrate equal measures of both integrity and talent. As a result, each Markel Ventures business fosters a culture within their operations, and with their employees, that aligns with the principles of the Markel Style.

Item 1A. RISK FACTORS

A wide range of factors could materially affect our future prospects and performance. The matters addressed under "Safe Harbor and Cautionary Statement," "Developments Related to COVID-19," and "Critical Accounting Estimates" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A Quantitative and Qualitative Disclosures About Market Risk and other information included or incorporated in this report describe many of the significant risks that could affect our operations and financial results. We are also subject to the following risks.

Headings and sub-headings for the Risk Factors below are for reference purposes only and are not intended to limit or affect in any way the meaning or scope of each Risk Factor.

Risks Primarily Related to Our Insurance Operations

Loss Exposures

We may experience losses or disruptions from catastrophes. As a company with significant property and casualty insurance underwriting operations, we may experience losses from man-made or natural catastrophes. Catastrophes include, but are not limited to, windstorms, hurricanes, earthquakes, tornadoes, derechos, hail, severe winter weather and wildfires and may include pandemics and events related to terrorism, riots and political and civil unrest. While we employ catastrophe modeling tools in our underwriting process, we cannot predict how severe a potential catastrophe will be before it occurs. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Most catastrophes occur over a small geographic area; however, some catastrophes may produce significant damage in large, heavily populated areas. In addition, catastrophes may have a material adverse effect on the investment management and incentive fees earned by our ILS operations and returns on our investments in ILS funds. Catastrophes also may result in significant disruptions in our insurance and other operations, as well as loss of income and assets. If climate change results in an increase in the frequency and/or severity of weather-related catastrophes, we may experience additional or elevated catastrophe-related losses or disruptions, which may be material.

The failure of any of the methods we employ to manage our loss exposures could have a material adverse effect on us. We seek to manage our loss exposures in a variety of ways, including adhering to maximum limitations on policies written in defined geographical zones, limiting program size for each client, establishing per risk and per occurrence limitations for each
10K - 20

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

The effects of emerging claim and coverage issues on our business are uncertain. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may have a material adverse effect on our business by either broadening coverage beyond our underwriting intent or by increasing the frequency and/or severity of claims. In some instances, these changes may not become apparent until after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. For example, many states have recently extended the statute of limitations for certain victims of sexual abuse. This may result in a higher frequency of claims over a more extended reporting period than originally expected.

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

Loss Reserves

Our results may be affected because actual insured or reinsured losses differ from our loss reserves. Significant periods of time often elapse between the occurrence of an insured or reinsured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. This process may also become more difficult if we experience a period of rising inflation. As part of the reserving process, we review historical data and consider the impact of such factors as:
•trends in claim frequency and severity,
•changes in operations,
•emerging economic and social trends,
•trends in insurance rates,
•inflation or deflation, and
•changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results will differ from original estimates. As part of the reserving process, we
10K - 21

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

Changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book could result in material increases in our estimated loss reserves for such business. Our run-off life and annuity reinsurance book exposes us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in establishing the reserves for our life and annuity reinsurance contracts. Some of our life and annuity reinsurance contracts expose us to longevity risk, which is the risk that an insured person will live longer than expected when the reserves were established, or morbidity risk, which is the risk that an insured person will become critically ill or disabled. Our reserving process for the life and annuity reinsurance book is designed with the objective of establishing appropriate reserves for the risks we assumed. Among other things, this process relies heavily on analysis of mortality, longevity and morbidity trends, lapse rates, interest rates and expenses. As of December 31, 2020, our reserves for life and annuity benefits totaled $1.1 billion.

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

Ceded Reinsurance

We may be unable to purchase reinsurance protection on terms acceptable to us, or we may be unable to collect on reinsurance we purchase. Our underwriting operations purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and mitigate the volatility of losses on our results of operations and financial condition, while providing us with the ability to offer policies with sufficient limits to meet policyholder needs. In addition, we reinsure substantially all of the risks inherent in our program services business, however, we have certain programs that contain limits on our reinsurers' obligations to us that expose us to underwriting risk, including loss ratio caps, aggregate reinsurance limits or exclusion of the credit risk of producers. See note 10 of the notes to consolidated financial statements included under Item 8 for information about ceded reinsurance for our program services businesses.

The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies. Reliance on reinsurance recoveries may create credit risk as a result of the reinsurer's inability or unwillingness to pay reinsurance claims when due. We generally select well capitalized and highly rated reinsurers and in certain instances we require reinsurers to post substantial collateral to secure the reinsured risks. Deterioration in the credit quality of existing reinsurers or disputes over the terms of reinsurance could result in charges to earnings, which may have a material adverse effect on our results of operations and financial condition. In addition, collateral may not be sufficient to cover the reinsurer's obligation to us, and we may not be able to cause the reinsurer to deliver additional collateral.

As of December 31, 2020, we were the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $3.8 billion, collateralizing $6.0 billion in reinsurance recoverables. The remaining unsecured reinsurance recoverables are ceded to highly-rated, well capitalized reinsurers. Our reinsurance recoverables are based on estimates, and our actual liabilities may exceed the amount we are able to recover from our reinsurers or any collateral securing the liabilities. The failure of a reinsurer to meet its obligations to us, whether due to insolvency, dispute or other unwillingness or inability to pay, or due to our inability to access sufficient collateral to cover our liabilities, could have a material adverse effect on our results of operations and financial condition.
10K - 22

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

Market Competition

Competition in the insurance and reinsurance markets could reduce profits from our insurance operations. Insurance and reinsurance markets are highly competitive. We compete on an international and regional basis with major U.S., Bermuda, U.K., European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing, and management resources than we do, have greater access to "big data," and may be able to offer a wider range of, or more sophisticated, commercial and personal lines products. Recent industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products.

Similar to other industries, the insurance industry is undergoing rapid and significant technological and other changes. There is increasing focus by traditional insurance industry participants, technology companies, "InsurTech" start-up companies and others on using technology and innovation to simplify and improve the customer experience, increase efficiencies, redesign products, alter business models and effect other potentially disruptive changes in the insurance industry. If we do not anticipate, keep pace with and adapt to technological and other changes impacting the insurance industry, it will harm our ability to compete, decrease the value of our products to customers, and materially and adversely affect our business. Furthermore, innovation, technological change and changing customer preferences in the markets in which we operate also pose other risks to our businesses. For example, they could result in increasing our service, administrative, policy acquisition or general expenses as we seek to distinguish our products and services from those of our competitors or otherwise keep up with such innovation and changes.

Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our underwriting profits, or within our ILS and Program Services operations, our operating profits, and have a material adverse effect on our results of operations and financial condition.

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

Insurance Operations

Our efforts to develop new products, expand in targeted markets or improve business processes and workflows may not be successful and may increase or create new risks. From time to time, to protect and grow market share or improve our efficiency, we invest in strategic initiatives to:
•develop products that insure risks we have not previously insured, include new coverages or change coverage terms;
•change commission terms;
•change our underwriting processes;
•improve business processes and workflow to increase efficiencies and productivity and to enhance the experience of our customers and producers;
•expand distribution channels; and
•enter geographic markets where we previously have had relatively little or no market share.

10K - 23

We may not be successful in these efforts, and even if we are successful, they may increase or create the following risks, among others:
•demand for new products or expansion into new markets may not meet our expectations;
•new products and expansion into new markets may increase or change our risk exposures, and the data and models we use to manage those exposures may not be as effective as those we use in existing markets or with existing products;
•models underlying automated underwriting and pricing decisions may not be effective;
•efforts to develop new products or markets or to change commission terms may create or increase distribution channel conflicts;
•in connection with the conversion of existing policyholders to a new product, some policyholders' pricing may increase while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and profit margins; and
•changes to our business processes or workflow, including the use of new technologies, may give rise to execution risk.

These efforts may require us to make substantial expenditures, which may negatively impact results in the near term, and if not successful, could materially and adversely affect our results of operations.

We depend on a few brokers for a large portion of our revenues and the loss of business provided by any one of them could have a material adverse effect on us. We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. For the year ended December 31, 2020, our top two independent brokers represented 31% of the gross premiums written by our underwriting operations. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

The amount of capital that our insurance subsidiaries have and must hold to maintain their financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors, some of which are outside of our control. Capital requirements for our insurance subsidiaries are prescribed by the applicable insurance regulators, while rating agencies establish requirements that inform ratings for our insurance subsidiaries and senior debt securities. Projecting surplus and the related capital requirements is complex and requires making assumptions regarding how our business will perform within the broader macroeconomic environment. Insurance regulators and rating agencies evaluate company capital through financial models that calculate minimum capitalization requirements based on risk-based capital formulas for property and casualty insurance groups and their subsidiaries. In any particular year, capital levels and risk-based capital requirements may increase or decrease depending on a variety of factors including the mix of business written by our insurance subsidiaries and correlation or diversification in the business profile, the amount of additional capital our insurance subsidiaries must hold to support business growth, the value of securities in our investment portfolio, changes in interest rates and foreign currency exchange rates, as well as changes to the regulatory and rating agency models used to
10K - 24

determine our required capital. In addition, in December 2020, the NAIC adopted a group capital calculation (GCC) for U.S. based global insurance groups, along with model legislative language designed to enable the GCC once adopted by state legislatures. The first formal filings of a GCC are expected to occur in 2022. Even though it is not intended to be a prescribed capital requirement, the GCC, once implemented, could have an impact on the amount of group capital we are required to hold and how it is allocated.

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

We invest a significant portion of our shareholders' equity in equity securities, which may result in significant variability in our investment results and net income and may have a material adverse effect on shareholders' equity. Additionally, our equity investment portfolio is concentrated, and declines in the value of these significant investments could have a material adverse effect on our financial results. Equity securities were 55% and 69% of our shareholders' equity at December 31, 2020 and 2019, respectively. Equity securities have historically produced higher returns than fixed maturity securities over long periods of time; however, investing in equity securities may result in significant variability in investment returns from one period to the next. In volatile financial markets, we could experience significant declines in the fair value of our equity investment portfolio, which would result in a material decrease in net income and shareholders' equity. Our equity portfolio is concentrated in particular issuers and industries and, as a result, a decline in the fair value of these
10K - 25

concentrated investments also could result in a material decrease in net income and shareholders' equity. A material decrease in shareholders' equity may have a material adverse effect on our ability to carry out our business plans.

Access to Capital

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms. To the extent that cash flows generated by our operations are insufficient to fund future operating requirements, or that our capital position is adversely impacted by a decline in the fair value of our investment portfolio, losses from catastrophe events or otherwise, we may need to raise additional funds through financings or curtail our growth. We also may be required to liquidate fixed maturity securities or equity securities, which may result in realized investment losses. Any further sources of capital, including capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us. Our access to additional sources of capital will depend on a variety of factors, such as market conditions, the general availability of credit, the availability of credit to the industries in which we operate, our results of operations, financial condition, credit ratings and credit capacity, as well as pending litigation or regulatory investigations. Our ability to borrow under our revolving credit facility and letter of credit facilities is contingent on our compliance with the covenants and other requirements under those facilities. Similarly, our access to capital may be impaired if regulatory authorities or rating agencies take negative actions against us. Our inability to obtain adequate capital when needed could have a negative impact on our ability to invest in, or take advantage of opportunities to expand, our businesses, such as possible acquisitions or the creation of new ventures, and inhibit our ability to refinance our existing indebtedness on terms acceptable to us. Any of these effects could have a material adverse effect on our results of operations and financial condition.

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

Our liquidity and our ability to meet our debt and other obligations, and pay dividends on our preferred stock, depend on the receipt of funds from our subsidiaries. We are a holding company, and as a result, our cash flow and our ability to meet our debt and other obligations, and pay dividends on our preferred stock, depend upon the earnings of our subsidiaries and on the distribution of earnings, loans or other payments by our subsidiaries to us. The payment of dividends by our insurance subsidiaries, which account for a significant portion of our operating cash flows, may require prior regulatory notice or approval or may be restricted by capital requirements imposed by regulatory authorities. Similarly, our insurance subsidiaries may require capital contributions from us to satisfy their capital requirements. In addition, our reinsurance contracts typically allow the cedent, upon a reduction in an insurance company's capital in excess of specified amounts, to terminate its contract on terms disadvantageous to us or to exercise other remedies that may adversely affect us. Those contract provisions may have the effect of limiting distributions by our insurance subsidiaries to us.

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

Developments at our Markel CATCo operations could have a material adverse effect on us. In December 2018, the U.S. Department of Justice, U.S. Securities and Exchange Commission and Bermuda Monetary Authority initiated inquiries into loss reserves recorded in late 2017 and early 2018 at Markel CATCo Re (the Markel CATCo Inquiries). Subsequently, several related putative class actions were filed against Markel Corporation and certain present or former officers and directors alleging violations of the federal securities laws relating to the matters that are the subject of the Markel CATCo Inquiries. Those actions were consolidated and were voluntarily dismissed. See Item 3 Legal Proceedings and note 19 of the notes to
10K - 26

consolidated financial statements included under Item 8 for more information regarding the Markel CATCo Inquiries and other matters related to Markel CATCo. The Markel CATCo Inquiries and the related matters, as well as other matters of which we are currently unaware, could result in additional claims, litigation, investigations, enforcement actions or proceedings. For example, additional litigation may be filed by investors in the Markel CATCo Funds. We also could become subject to increased regulatory scrutiny, investigations or proceedings in any of the jurisdictions where we operate. If any regulatory authority takes action against us or we enter into an agreement to settle a matter, we may incur sanctions or be required to pay substantial fines or implement remedial measures that could prove costly or disruptive to our businesses and operations. An unfavorable outcome in one or more of these matters, and others we cannot anticipate, could have a material adverse effect on our results of operations and financial condition. In addition, we may take steps to mitigate potential risks or liabilities that may arise from the Markel CATCo Inquiries and related developments, and some of those steps may have a material impact on our results of operations or financial condition. Even if an unfavorable outcome does not materialize, these matters, and actions we may take in response, could have an adverse impact on our reputation, limit our access to capital markets and result in substantial expense and disruption.

Risks Related to All of Our Operations

Legal and Regulatory Risks

The legal and regulatory requirements applicable to our businesses are extensive. Failure to comply could have a material adverse effect on us. Each of our businesses is highly dependent on the ability to engage on a daily basis in a large number of financial and operational activities, including, among others, insurance underwriting, claim processing, investment activities, the management of third party capital and providing products and services to businesses and consumers, many of which are highly complex. These activities are subject to internal guidelines and policies, as well as legal and regulatory requirements, including, among others, those related to privacy, anti-corruption, anti-bribery and global finance and investments and insurance matters. Our continued expansion into new businesses and markets has brought about additional requirements. While we believe that we have adopted adequate and effective risk management and compliance programs, compliance risks remain, particularly as we become subject to additional rules and regulations. Failure to comply with, or to obtain, appropriate authorizations or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business. Any such failure could also subject us to fines, penalties, equitable relief and changes to our business practices. In addition, a failure to comply could result in defaults under our senior unsecured debt agreements or credit facilities or damage our businesses or our reputation.

Compliance with applicable laws and regulations is time consuming and personnel- and systems-intensive. Shareholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and compliance obligations. Any changes in, or the enactment of new, applicable laws and regulations may increase the complexity of the regulatory environment in which we operate, which could materially increase our direct and indirect compliance costs and other expenses of doing business, and have a material adverse effect on our results of operations and financial condition.

Losses from legal and regulatory actions may have a material adverse effect on us. From time to time we may be involved in various legal actions, including at times multi-party or class action litigation, some of which involve claims for substantial or indeterminate amounts. A significant unfavorable outcome in one or more of these actions could have a material adverse effect on our results of operations and financial condition. We are also involved from time to time in various regulatory actions, investigations and inquiries, including market conduct exams by insurance regulatory authorities. If a regulatory authority takes action against us or we enter into a consent order or agreement to settle a matter, a regulatory authority has the option to require us to pay substantial fines or implement remedial measures that could prove costly or disruptive to our businesses and operations. Even if an unfavorable outcome does not materialize, these matters could have an adverse impact on our reputation and result in substantial expense and disruption. See note 19 of the notes to consolidated financial statements included under Item 8 and Item 3 Legal Proceedings.

We are subject to laws and regulations relating to economic and trade sanctions and bribery and corruption, the violation of which could have a material adverse effect on us. We are required to comply with the economic and trade sanctions and embargo programs administered by the U.S. Department of the Treasury's Office of Foreign Assets Control and similar multi-national bodies and governmental agencies worldwide, as well as applicable anti-corruption laws and anti-bribery and regulations of the U.S. and other jurisdictions where we operate. A violation of a sanction, embargo program, or anti-corruption law, could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties. In addition, a violation could result in defaults under our outstanding indebtedness or credit facilities or
10K - 27

damage our businesses or our reputation. Those penalties or defaults, or damage to our businesses or reputation, could have a material adverse effect on our results of operations and financial condition. In some cases the requirements and limitations applicable to the global operations of U.S. companies and their affiliates are more restrictive than, and may even conflict with, those applicable to non-U.S. companies and their affiliates, which also could have a material adverse effect on our results of operations and financial condition.

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

We have substantial international operations and investments, which expose us to increased political, civil, operational and economic risks. A substantial portion of our revenues and income is derived from our operations and investments outside the U.S., including from the U.K., Bermuda, Europe, Canada, Latin America, Asia Pacific and the Middle East. Our international operations and investments expose us to increased political, civil, operational and economic risks. Deterioration or volatility in foreign and international financial markets or general economic and political and civil conditions could adversely affect our operating results, financial condition and liquidity. Concerns about the economic conditions, capital markets, political, civil and economic stability and solvency of certain countries may contribute to global market volatility. Political and civil changes in the jurisdictions where we operate and elsewhere, some of which may be disruptive, can also interfere with our customers and our activities in a particular location. Our international operations also may be subject to a number of additional risks, particularly in emerging economies, including restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have a material adverse effect on our businesses.

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

The exit of the United Kingdom from the European Union could have a material adverse effect on us. The U.K. left the E.U. (Brexit) on January 31, 2020. The U.K. and the E.U. now exist as separate markets, with distinct legal and regulatory regimes. While certain aspects of the relationship between the U.K. and the E.U. have been agreed, including under the Trade and Cooperation Agreement that took effect January 1, 2021, many issues related to the provision of services between the U.K. and the E.U. have not been addressed, particularly for financial services.
10K - 28

The U.K.'s exit from the E.U. could continue to contribute to instability in global financial markets, including foreign currency markets, and adversely affect European and worldwide economic or market conditions. Significant uncertainties remain related to the ultimate political, monetary and economic impacts of Brexit, including related tax, accounting and financial reporting implications. Brexit could also lead to legal and regulatory uncertainty and, a number, potentially large, of new and divergent national laws and regulations, including new tax rules and data privacy rules, as the U.K. and E.U. regulatory environments evolve. These impacts, combined with the legal and regulatory uncertainty, may adversely affect our operations and also may result in increased claims arising from the impact on our policyholders.

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

The integration of acquired companies may not be as successful as we anticipate. We have completed, and expect to complete, acquisitions in an effort to achieve profitable growth in our underwriting and other insurance operations and to create additional value on a diversified basis in our Markel Ventures operations. Acquisitions present operational, regulatory, strategic and financial risks, as well as risks associated with liabilities arising from the previous operations of the acquired companies. We also must make decisions about the degree to which we integrate acquisitions into our existing businesses, operations and systems, and over what timeframe. Those decisions may adversely affect how successfully the acquired businesses perform, both in the short term and in the long term. All of these risks are magnified in the case of a large acquisition. Integration of the operations and personnel of acquired companies may prove more difficult than anticipated, which may result in failure to achieve financial objectives associated with the acquisition or diversion of management attention. In addition, integration of formerly privately-held companies into the management and internal control and financial reporting systems of a publicly-held company presents additional risks. See note 3 of the notes to consolidated financial statements included under Item 8 for information about our recent acquisitions.

Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition. As of December 31, 2020, goodwill and intangible assets totaled $4.4 billion and represented 34% of shareholders' equity. We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid to acquire businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of a reporting unit could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. Such a charge could have a material adverse effect on our results of operations or financial condition. Developments that adversely affect the future cash flows or earnings of an acquired business may cause the goodwill or intangible assets recorded for it to be impaired. See "Critical Accounting Estimates - Goodwill and Intangible Assets" included under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and note 6 of the notes to consolidated financial statements included under Item 8 for information about our goodwill and intangible assets.

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
10K - 29

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

In addition, we are subject to numerous data privacy laws and regulations enacted in the jurisdictions in which we do business. A misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, employee or third party could damage our businesses or our reputation or result in significant monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. For example, under the European General Data Protection Regulation there are significant new punishments for non-compliance which could result in a penalty of up to 4% of a firm's global annual revenue. In addition, a violation of data privacy laws and regulations could result in defaults under our outstanding indebtedness or credit facilities. Those monetary damages, penalties, regulatory or legal actions or defaults, or the damage to our businesses or reputation, could have a material adverse effect on our results of operations and financial condition. Third parties to whom we outsource certain functions are also subject to these risks, and their failure to adhere to these laws and regulations also could damage our businesses or reputation or result in regulatory intervention, which could have a material adverse effect on our results of operations and financial condition.

Further, we routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to protect this personal, confidential and proprietary information, we may be unable to do so in all cases, especially with customers, business partners and other third parties who may not have or use appropriate controls to protect confidential information.

While we maintain cyber risk insurance providing first party and third party coverages, that insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. A material cyber security breach could have a material adverse effect on our results of operations and financial condition.

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

In addition, we outsource certain technology and business process functions to third parties and may do so increasingly in the future. If we do not effectively develop and implement our outsourcing strategy, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to privacy and data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third party providers might be impacted by cultural differences, political and civil instability, unanticipated or additional regulatory requirements or policies. As a result, our ability to conduct our business may be adversely affected.

10K - 30

COVID-19 Pandemic

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
•Disruptions, delays and increased costs and risks related to working remotely, having limited or no access to our facilities, workplace re-entry, employee safety concerns and reductions or interruptions of critical or essential services. Those effects may include, among others:
◦an inability, or a decreased ability, to provide our insurance and non-insurance products and services, provide customer service, pay third parties in a timely manner or perform other necessary business functions; and
◦exposure to additional and increased risks related to internal controls, data security and information privacy, for both us and for our suppliers, vendors and other third-parties with whom we do business;
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
10K - 31

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
•Deferred or reduced management and incentive fees from our insurance-linked securities operations, due to uncertainty regarding actual or potential COVID-19 related loss exposures, adverse impacts on our ability to maintain or raise third party capital for existing or new investment vehicles and increased risks related to our management of third party capital;
•A failure to satisfy financial covenants under our revolving credit agreement, which can be adversely affected by a significant decline in our consolidated net worth due to changes in the fair value of our equity investments, impairments in our fixed maturity investment portfolio, or impairment of our goodwill and intangible assets, as well as other things that adversely impact our results of operations. While we currently have no debt outstanding under our revolving credit facility, a failure to satisfy the financial covenants under the revolving credit agreement, unless waived or amended, would result in our inability to borrow or secure letters of credit under that facility;
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

See Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations, including "Developments Related to COVID-19", and the notes to consolidated financial statements included under Item 8, including note 20 Developments Related to COVID-19, for additional discussion of effects COVID-19 has had, and could have, on our businesses, results of operations and financial condition.

In addition, it is important to note and emphasize, the COVID-19 pandemic also may have the effect of triggering or intensifying many of the risks described elsewhere under this Item 1A Risk Factors.

Item 3. LEGAL PROCEEDINGS
Markel CATCo Inquiries

We previously reported that in December 2018 the U.S. Department of Justice, U.S. Securities and Exchange Commission and Bermuda Monetary Authority (together, the Governmental Authorities) initiated inquiries into loss reserves recorded in late 2017 and early 2018 at our Markel CATCo operations. Those reserves are held at Markel CATCo Re, an unconsolidated
10K - 32

subsidiary of MCIM. The Markel CATCo Inquiries are limited to MCIM and its subsidiaries (together, Markel CATCo) and do not involve other Markel subsidiaries.

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

Prior to the December 31, 2017 CVR maturity date, the CVR holder representative, Thomas Yeransian, had disputed our prior estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), alleging, among other things, that we are in default under the CVR agreement. The suit seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($19.2 million through December 31, 2020) and default interest (up to an additional $16.2 million through December 31, 2020, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys' fees.

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

10K - 33

Information About Our Executive Officers

Thomas S. Gayner
Co-Chief Executive Officer since January 2016. President and Chief Investment Officer from May 2010 to December 2015. Chief Investment Officer from January 2001 to December 2015. President, Markel-Gayner Asset Management Corporation, a subsidiary, since December 1990. Director from 1998 to 2004. Director since August 2016. Age 59.

Richard R. Whitt, III
Co-Chief Executive Officer since January 2016. President and Co-Chief Operating Officer from May 2010 to December 2015. Senior Vice President and Chief Financial Officer from May 2005 to May 2010. Director since August 2016. Age 57.

Robert C. Cox
President and Chief Operating Officer, Insurance Operations since September 2018. Executive Vice President of Chubb Ltd. (a public company) and Division Chairman of Chubb Ltd.'s North American Financial Lines from January 2016 until retirement in July 2016; Executive Vice President of Chubb & Son and Chief Operating Officer of Chubb Specialty Insurance from June 2013 to January 2016. Age 62.

Michael R. Heaton
President, Markel Ventures since January 2016; President and Chief Operating Officer, Markel Ventures, Inc., a subsidiary, since January 2016 and September 2013, respectively. Age 44.

Bradley J. Kiscaden
President and Chief Administrative Officer, Insurance Operations since September 2018. Executive Vice President and Chief Actuarial Officer from July 2012 to September 2018. Chief Actuarial Officer from March 1999 to September 2018. Age 58.

Jeremy A. Noble
Senior Vice President and Chief Financial Officer since September 2018. Senior Vice President, Finance from June 2018 to September 2018. Finance Director, Markel International from July 2015 to June 2018. Managing Director, Internal Audit from September 2011 to July 2015. Age 45.

Linda V. Schreiner
Senior Vice President, Strategic Management since January 2016. Senior Vice President, Human Resources and Communications of MeadWestvaco Corporation (a public company) from January 2002 to July 2015. Age 61.

Richard R. Grinnan
Senior Vice President, Chief Legal Officer and Secretary since February 2020. General Counsel and Secretary from June 2014 to February 2020. Assistant General Counsel from August 2012 to June 2014. Age 52.

Susan L. Davies
Chief Human Resources Officer, Markel Insurance since September 2018. Managing Executive, Human Resources from January 2018 to August 2020. Senior Director Global Organization Effectiveness and Strategy from October 2016 to January 2018. Associate Vice President Talent Management of CarMax, Inc. (a public company) from September 2015 to October 2016. Age 56.

10K - 34

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Performance Graph
The following graph compares the cumulative total return (based on share price) on our common stock with the cumulative total return of companies included in the S&P 500 Index and the Dow Jones U.S. Property & Casualty Insurance Companies Index. This information is not necessarily indicative of future results.

$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
Markel Corporation
S&P 500
Dow Jones U.S. Property & Casualty Insurance

	Years Ended December 31,
	2015 (1)	2016	2017	2018	2019	2020
Markel Corporation	$100	$102	$129	$118	$129	$117
S&P 500	100	112	136	130	171	203
Dow Jones U.S. Property & Casualty Insurance	100	117	138	133	169	174
(1)$100 invested on December 31, 2015 in our common stock or the listed index. Includes reinvestment of dividends.

Common Stock and Dividend Information
Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 2, 2021 was approximately 300. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 170,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III for information on securities authorized for issuance under our equity compensation plans.
Available Information
This document represents Markel Corporation's Annual Report on Form 10-K, which is filed with the U.S. Securities and Exchange Commission. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission. Our website address is www.markel.com.
Transfer Agent
American Stock Transfer & Trust Co., LLC, Operations Center, 6201 15th Avenue, Brooklyn, NY 11219
(800) 937-5449 help@astfinancial.com
10K - 35

Item 6. SELECTED FINANCIAL DATA

(dollars in millions, except per share data)	2020	2019	2018	2017	2016	5-Year CAGR (1)
Results of Operations
Earned premiums	$5,612	$5,050	$4,712	$4,248	$3,866	8%
Net investment income	372	452	434	406	373	1%
Products revenues	1,440	1,610	1,498	951	885	11%
Services and other revenues	1,694	813	635	462	422	51%
Total operating revenues (2)	9,735	9,526	6,841	6,062	5,612	13%
Net income (loss) to common shareholders (2)	798	1,790	(128)	395	456
Comprehensive income (loss) to shareholders	1,192	2,094	(376)	1,175	667
Diluted net income (loss) per common share	$55.63	$129.07	$(9.55)	$25.81	$31.27
Financial Position
Total investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets)	$24,927	$22,258	$19,238	$20,570	$19,059	7%
Total assets	41,710	37,474	33,306	32,805	25,875	11%
Unpaid losses and loss adjustment expenses	16,222	14,729	14,276	13,584	10,116	10%
Senior long-term debt and other debt	3,484	3,534	3,010	3,099	2,575
Shareholders' equity	12,800	11,071	9,081	9,504	8,461	10%
Common shares outstanding (at year end, in thousands)	13,783	13,794	13,888	13,904	13,955
Consolidated Performance Measures (3)
Book value per common share outstanding	$885.72	$802.59	$653.85	$683.55	$606.30	10%
5-Year CAGR in book value per common share (1)	10%	8%	7%	11%	11%
Closing stock price	$1,033.30	$1,143.17	$1,038.05	$1,139.13	$904.50	3%
5-Year CAGR in closing stock price (1)	3%	11%	12%	21%	17%
U.S. GAAP combined ratio	98%	94%	98%	105%	92%
Investment yield	2%	3%	3%	3%	2%
Taxable equivalent total investment return	9%	15%	(1)%	10%	4%
Debt to capital	21%	24%	25%	25%	23%
(1)CAGR—compound annual growth rate.
(2)In accordance with the provisions of Accounting Standards Update No. 2016-01, beginning January 1, 2018, all changes in the fair value of equity securities are recognized in net income.
(3)These measures provide a basis for management to evaluate performance. The method we use to compute these measures may differ from the methods used by other companies. See further discussion on the calculation of these measures and management's evaluation of these measures in Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations.
10K - 36

Item 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of Markel Corporation and its subsidiaries, as well as any variable interest entities that meet the requirements for consolidation (the Company). For a discussion of our significant accounting policies, as well as recently issued accounting pronouncements that we have not yet adopted and their expected effects on our consolidated financial position, results of operations and cash flows, see note 1 of the notes to consolidated financial statements included under Item 8.

The following discussion and analysis includes discussion of changes in our results of operations and financial condition from 2019 to 2020 and should be read in conjunction with Item 6 Selected Financial Data, the consolidated financial statements and related notes included under Item 8, Item 1A Risk Factors and "Safe Harbor and Cautionary Statement" under Item 7. A discussion of changes in our results of operations and financial condition from 2018 to 2019 may be found in Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 21, 2020.

Results of Operations

The following table presents the components of net income to shareholders, net income to common shareholders and comprehensive income to shareholders.

	Years Ended December 31,
(dollars in thousands)	2020	2019
Insurance segment profit	$169,001	$309,778
Reinsurance segment loss	(75,470)	(39,999)
Investing segment profit (1)	989,564	2,052,874
Markel Ventures segment profit (2)	254,078	168,417
Other operations (3)	(63,289)	(13,724)
Interest expense	(177,582)	(171,687)
Net foreign exchange losses	(95,853)	(2,265)
Loss on early extinguishment of debt	—	(17,586)
Income tax expense	(168,682)	(486,346)
Net income attributable to noncontrolling interests	(15,737)	(8,996)
Net income to shareholders	816,030	1,790,466
Preferred stock dividends	(18,400)	—
Net income to common shareholders	797,630	1,790,466
Other comprehensive income to shareholders	375,604	303,422
Comprehensive income to shareholders	$1,191,634	$2,093,888
(1)     Net investment income and net investment gains, if any, attributable to Markel Ventures are included in segment profit for Markel Ventures. All other net investment income and net investment gains are included in Investing segment profit.
(2)     Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures.
(3)     Other operations includes the results attributable to our operations that are not included in a reportable segment, as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to our underwriting segments was $41.9 million and $39.7 million for the years ended December 31, 2020 and 2019, respectively; however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments.

The decrease in comprehensive income to shareholders in 2020 was primarily due to lower net investment gains on our equity portfolio in 2020 compared to 2019. Comprehensive income to shareholders in 2020 also reflects significant underwriting losses and other impacts attributed to COVID-19, a novel coronavirus outbreak that was declared a pandemic by the World Health Organization on March 11, 2020, which has caused unprecedented social and economic disruption, increased volatility of capital markets and interventions by various governments and central banks around the world. The components of net income to shareholders and comprehensive income to shareholders are discussed in further detail under "Underwriting Results," "Investing Results," "Markel Ventures," "Other Operations," "Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes" and "Comprehensive Income to Shareholders."
10K - 37

Underwriting Results

Underwriting profits are a key component of our strategy to build shareholder value. We believe that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. We use underwriting profit or loss and the combined ratio as a basis for evaluating our underwriting performance. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. The combined ratio is the sum of the loss ratio and the expense ratio. The loss ratio represents the relationship of incurred losses and loss adjustment expenses to earned premiums. The expense ratio represents the relationship of underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. Segment profit for our underwriting segments may also include other revenues and expenses that are attributable to our underwriting operations that are not captured in underwriting profit.

The following table presents selected data from our underwriting operations.

	Years Ended December 31,
(dollars in thousands)	2020	2019
Gross premium volume (1)	$7,154,628	$6,436,168
Net written premiums	$5,932,238	$5,412,071
Net retention (1)	83%	84%
Earned premiums	$5,612,205	$5,049,793
Losses and loss adjustment expenses	$3,466,961	$2,891,190
Underwriting, acquisition and insurance expenses	$2,017,627	$1,878,093
Underwriting profit	$127,617	$280,510
Disposal loss	$(41,461)	$—

U.S. GAAP Combined Ratios
Insurance	96%	93%
Reinsurance	104%	104%
Consolidated	98%	94%
(1)Gross premium volume and net retention for the years ended December 31, 2020 and 2019 exclude $2.1 billion and $2.3 billion, respectively, of written premiums attributable to our program services business and other fronting arrangements that were ceded.

Combined Ratio

Our consolidated combined ratio for 2020 included $360.4 million, or six points, of underwriting loss attributed to COVID-19 and $168.9 million, or three points, of underwriting loss attributed to natural catastrophes compared to $100.4 million, or two points, of catastrophe losses in 2019. Excluding the impacts of COVID-19 and catastrophe losses, our combined ratio improved due to a lower attritional loss ratio and a lower expense ratio arising from improved performance within our Insurance segment in 2020 compared to 2019.

COVID-19 Losses

The following table summarizes, by segment, the components of the underwriting loss attributed to the COVID-19 pandemic in 2020. The losses and loss adjustment expenses were net of ceded losses of $106.2 million.

	Year Ended December 31, 2020
(dollars in thousands)	Insurance	Reinsurance	Consolidated
Losses and loss adjustment expenses	$296,420	$61,884	$358,304
Ceded (assumed) reinstatement premiums	2,145	(93)	2,052
Underwriting loss	$298,565	$61,791	$360,356
Impact on combined ratio	6%	7%	6%
10K - 38

The COVID-19 outbreak was identified as a potential exposure within our underwriting operations in late February, at which point we began to regularly review all of our product lines to identify lines of business we believed could be directly impacted by COVID-19 and to evaluate the extent to which the virus may impact our coverages. In those instances where we identified COVID-19 as the proximate, or direct, cause of loss, we established net reserves for losses and loss adjustment expenses totaling $325.0 million during the first quarter of 2020. Our direct losses from COVID-19 were primarily attributed to business written within our international insurance operations and were primarily associated with coverages for event cancellation and business interruption losses in policies where no specific pandemic exclusions exist. Since establishing these initial reserves in the first quarter of 2020, we have increased our estimate of direct net losses and loss adjustment expenses attributable to COVID-19 by $18.3 million following changes in certain assumptions on which our estimates are based, resulting in total direct net losses and loss adjustment expenses of $343.3 million for the year ended December 31, 2020.

In addition to loss exposures that are directly attributable to COVID-19, we also are exposed to losses indirectly related to the COVID-19 pandemic and associated with a broader range of coverages, including coverages within our trade credit, professional liability and workers' compensation product lines, among others, as well as certain of our reinsurance product lines. During 2020, we recognized $15.0 million of net losses and loss adjustment expenses in our trade credit product line within our Insurance segment related to losses that were indirectly attributable to the pandemic. We do not believe any other significant indirect losses attributable to COVID-19 have been incurred. See "Developments Related to COVID-19" for further discussion of other potential indirect exposures arising from the pandemic.

The following table summarizes, by coverage and underwriting platform, the components of our direct net losses and loss adjustment expenses from COVID-19 for 2020.

	Year Ended December 31, 2020
(dollars in millions)	Insurance	Reinsurance	Consolidated
Event cancellation
International	$185.7	$—	$185.7
United States	7.5	—	7.5
Business interruption
International	72.3	21.6	93.9
United States	8.0	13.6	21.6
All other coverages	7.9	26.7	34.6
Total	$281.4	$61.9	$343.3

Both the gross and net loss estimates for direct losses attributed to COVID-19 represent our best estimates as of December 31, 2020 based upon information currently available. These estimates are based on reported claims, detailed policy level reviews and reviews of in-force assumed reinsurance contracts for potential exposures, as well as analysis of our ceded reinsurance contracts and analysis provided by our brokers and claims counsel. We also considered the results of recent judicial rulings. There are no recent historical events with similar characteristics to COVID-19, and therefore we have no past loss experience on which to base our estimates. Additionally, the economic and social impacts of the pandemic continue to evolve.

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

10K - 39

•the ability of insureds to mitigate some or all of their losses. For example, in the case of our event cancellation coverages, by deferring the event or moving to a virtual format, and for our business interruption exposures, the ability to continue providing certain services or to provide services remotely.

Due to the inherent uncertainty associated with the assumptions surrounding the COVID-19 pandemic, these estimates are subject to a wide range of variability. Our initial estimates in the first quarter of 2020 reflected limited claims reporting and were based on broad assumptions about coverage, liability and reinsurance. A test case of a sample of business interruption coverages for policies written in the United Kingdom (U.K.), which do not have the same exclusions as policies commonly written in the U.S., concluded in the third quarter of 2020 with the court's judgment finding mostly in favor of policyholders. This ruling was subsequently upheld by the U.K. supreme court. This ruling was most impactful to certain estimates in our Reinsurance segment, where we increased our estimate of losses and loss adjustment expenses on certain treaties following an increase in estimated losses by the respective cedents on the treaties. The ruling did not meaningfully impact the reserves previously established for business interruption coverage within our Insurance segment given the assumptions made in our initial estimates and our policy terms and conditions. Our estimates at December 31, 2020 also reflect additional data gathered through increased claims reporting and changes in our expectation of the duration of the pandemic, which was most impactful to our event cancellation coverages.

As of December 31, 2020, assumptions about coverage, liability and reinsurance continue to be subject to judicial review and may be subject to other government action. Additionally, we have begun to see significant litigation involving the handling of business interruption claims associated with COVID-19, and in certain instances, assessing the validity of policy exclusions for pandemics and interpreting policy terms to determine coverage for pandemics, which are also in the process of being tested in various judicial systems. While we believe our net reserves for losses and loss adjustment expenses for COVID-19 as of December 31, 2020 are adequate based on information currently available, we continue to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust our estimates of gross and net losses as new information becomes available. Such adjustments to our reserves for COVID-19 losses and loss adjustment expenses may be material to our results of operations, financial condition and cash flows.

Catastrophe Losses

Underwriting results in 2020 included $168.9 million of underwriting loss from Hurricanes Isaias, Laura, Sally, Delta and Zeta, as well as wildfires in the western U.S. and the derecho in Iowa (2020 Catastrophes). These losses and loss adjustment expenses were net of ceded losses of $125.7 million. Underwriting results in 2019 included $100.4 million of underwriting loss from Hurricane Dorian and Typhoons Faxai and Hagibis (2019 Catastrophes). These losses and loss adjustment expenses were net of ceded losses of $62.5 million. The following table summarizes, by segment, the components of the underwriting losses related to the 2020 and 2019 Catastrophes.

	Years Ended December 31,
	2020			2019
	2020 Catastrophes			2019 Catastrophes
(dollars in thousands)	Insurance	Reinsurance	Consolidated	Insurance	Reinsurance	Consolidated
Losses and loss adjustment expenses	$124,386	$47,848	$172,234	$8,317	$105,644	$113,961
Ceded (assumed) reinstatement premiums	—	(3,368)	(3,368)	—	(13,552)	(13,552)
Underwriting loss	$124,386	$44,480	$168,866	$8,317	$92,092	$100,409
Impact on combined ratio	3%	5%	3%	—%	10%	2%

The net losses and loss adjustment expenses on the 2020 Catastrophes as of December 31, 2020 represent our best estimates based upon information currently available. Our estimates for these losses are based on claims received to date, detailed policy and reinsurance contract level reviews, preliminary industry loss estimates and output from both industry and proprietary models, as well as analysis of our ceded reinsurance contracts. Given the number of events comprising the 2020 Catastrophes, and in certain instances, the limited claims activity thus far, these estimates are still dependent on broad assumptions about coverage, liability and reinsurance and are therefore subject to a wide range of variability. While we believe our reserves for the 2020 Catastrophes as of December 31, 2020 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

10K - 40

Insurance Segment

The combined ratio for the Insurance segment in 2020 was 96% (including six points for underwriting losses attributed to COVID-19 and three points for underwriting losses on the 2020 Catastrophes) compared to 93% in 2019.

The increase in the combined ratio was driven by the impact of losses attributed to COVID-19 in 2020 and higher catastrophe losses in 2020 compared to 2019, partially offset by a lower attritional loss ratio and a lower expense ratio in 2020 compared to 2019. Higher earned premiums in 2020 compared to 2019 had a favorable impact on our expense ratio while reducing the benefit of the prior accident years' loss ratio.

•Excluding the impact of losses attributed to COVID-19 and the 2020 and 2019 Catastrophes, the current accident year loss ratio decreased primarily due to lower loss experience and a benefit from improved pricing in 2020 on our property and professional liability product lines. We also experienced lower attritional losses on our marine and energy product lines in 2020, primarily due to changes in the mix of business.
•The Insurance segment's 2020 combined ratio included $554.6 million of favorable development on prior years' loss reserves compared to $462.1 million in 2019. The increase in favorable development was primarily due to more favorable development on our professional liability product lines in 2020 compared to 2019 and favorable development on our property product lines in 2020 compared to adverse development in 2019. These favorable changes were partially offset by less favorable development on our general liability product lines in 2020 compared to 2019. In 2020 and 2019, favorable development was most significant on our general liability, professional liability, workers' compensation and marine and energy product lines. See note 9 of the notes to consolidated financial statements included under Item 8 for more information on the Insurance segment's prior year loss reserve development.
•The decrease in the expense ratio in 2020 was primarily due to the favorable impact of higher earned premiums in 2020 while maintaining consistent levels of general expenses with 2019.

Reinsurance Segment

The combined ratio for the Reinsurance segment was 104% for both 2020 and 2019. In 2020, the Reinsurance segment combined ratio included seven points for underwriting losses attributed to COVID-19 and five points for underwriting losses on the 2020 Catastrophes. In 2019, the Reinsurance segment combined ratio included 10 points for underwriting losses on the 2019 Catastrophes.

Excluding the impact of COVID-19 and catastrophe losses, the combined ratio decreased in 2020 due to a lower attritional loss ratio, partially offset by the impact of less favorable development on prior accident years' loss reserves.

•Excluding the impact of losses attributed to COVID-19 and the 2020 and 2019 Catastrophes, the current accident year loss ratio decreased primarily due to fewer large loss events across several product lines in 2020 compared to 2019, most notably on our property product lines.
•The Reinsurance segment's 2020 combined ratio included $51.8 million of favorable development on prior years' loss reserves compared to $64.8 million in 2019. The decrease in favorable development was primarily due to more adverse development on our public entity product lines in 2020, which totaled $34.4 million in 2020 or four points on the segment combined ratio, as well as less favorable development on our whole account product line in 2020 compared to 2019. These unfavorable changes were partially offset by more favorable development on our property product lines in 2020 compared to 2019. In 2020, favorable development was most significant on our property product lines. In 2020 we also recognized additional exposure related to net favorable premium adjustments along with adverse development on certain of our professional liability product lines. The favorable development on prior years' loss reserves in 2019 was most significant on our property and whole account product lines. See note 9 of the notes to consolidated financial statements included under Item 8 for more information on the Reinsurance segment's prior year loss reserve development.

10K - 41

Premiums

Gross Premium Volume

	Years Ended December 31,
(dollars in thousands)	2020	2019
Insurance	$6,029,024	$5,320,253
Reinsurance	1,130,923	1,114,153
Other underwriting	58	(79)
Total Underwriting	7,160,005	6,434,327
Program services and other	2,106,660	2,345,644
Total	$9,266,665	$8,779,971

Gross premium volume in our underwriting operations increased 11% in 2020, primarily due to an increase in gross premium volume in our Insurance segment. Also impacting consolidated gross premium volume were gross premiums written through our program services business and other fronting arrangements, which decreased 10% in 2020. The decrease in gross premium volume in our program services business was driven by the run-off of one large program and the cancellation of an in-force book of policies related to another large program. Substantially all gross premiums from our program services business and other fronting arrangements were ceded to third parties in 2020 and 2019. See "Other Operations" for further discussion on gross premiums from our program services operations.

Gross premium volume in our Insurance segment increased 13% in 2020, primarily driven by new business and more favorable rates within our professional liability, general liability, personal lines and marine and energy product lines.

Gross premium volume in our Reinsurance segment increased 2% in 2020, driven by higher gross premiums within our professional liability and general liability product lines, partially offset by lower gross premiums within our credit and surety product lines. Higher gross premiums within our professional liability product lines were primarily due to increased exposures and improved pricing on renewals, as well as new business. Higher gross premiums within our general liability product lines were primarily due to new business, partially offset by decreased exposures on renewals. Lower gross premiums within our credit and surety product lines in 2020 were primarily due to unfavorable premium adjustments. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Following the high level of catastrophes that have occurred in recent years, and based on general market conditions, we are seeing more favorable rates, particularly on our catastrophe-exposed and loss-affected business. We are also seeing improved pricing on most of our other product lines, most notably within our general liability and professional liability product lines. The primary exception is workers' compensation, where we continue to see low single digit rate decreases given generally favorable loss experience in recent years. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

See "Developments Related to COVID-19" for discussion of potential impacts of the pandemic on our premiums.

Net Written Premiums

	Years Ended December 31,
(dollars in thousands)	2020	2019
Insurance	$4,977,662	$4,444,702
Reinsurance	960,123	964,947
Other underwriting	(170)	581
Total Underwriting	5,937,615	5,410,230
Program services and other	(5,377)	1,841
Total	$5,932,238	$5,412,071

10K - 42

Net retention of gross premium volume for our underwriting operations was 83% in 2020 and 84% in 2019. The decrease in net retention in 2020 was driven by our Insurance segment, due in part to a new quota share agreement to fully cede premiums on a program that was put into run-off in 2020. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance in order to manage our net retention on individual risks and overall exposure to losses, and enable us to write policies with sufficient limits to meet policyholder needs.

In late 2020, we decided to discontinue writing catastrophe-exposed property reinsurance within our Reinsurance segment on a risk-bearing basis, and beginning January 1, 2021, any such business will either be written directly by, or ceded to, our Nephila insurance-linked securities (ILS) operations to be placed with third party capital to the extent it fits the ILS investors’ risk profile. For the year ended December 31, 2020, gross and net written premiums for this business were $221.2 million and $125.2 million, respectively.

Earned Premiums

	Years Ended December 31,
(dollars in thousands)	2020	2019
Insurance	$4,688,448	$4,144,073
Reinsurance	929,348	903,587
Other underwriting	(170)	581
Total Underwriting	5,617,626	5,048,241
Program services and other	(5,421)	1,552
Total	$5,612,205	$5,049,793

Earned premiums increased 11% in 2020, primarily due to the increase in gross premium volume within our Insurance segment on our professional liability and general liability product lines, as previously discussed.

Disposal Loss

Results attributable to our Reinsurance segment for the year ended December 31, 2020 included a disposal loss of $41.5 million related to the planned disposition of our reinsurance operations in Latin America, which was included in services and other expenses and was not included in the segment's underwriting loss. This disposal loss is primarily attributable to foreign currency translation adjustments for these operations, which were previously included in accumulated other comprehensive income.

Investing Results

Our business strategy recognizes the importance of both consistent underwriting and operating profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds. We measure investing results by our net investment income, net investment gains and the change in net unrealized investment gains on available-for-sale investments, as well as investment yield and our taxable equivalent total investment return. Based on the potential for volatility in the financial markets, we believe investment performance is best analyzed over several years.

10K - 43

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Net investment income	$371,830	$451,888	$434,215	$405,709	$373,230
Net investment gains (losses) (1)	$617,979	$1,601,722	$(437,596)	$(5,303)	$65,147
Change in net unrealized investment gains on available-for-sale investments (2)	$442,089	$381,890	$(299,446)	$1,125,440	$342,111
Investment yield (3)	2.4%	3.0%	2.7%	2.6%	2.4%
Taxable equivalent total investment return	9.4%	14.6%	(1.0)%	10.2%	4.4%
Invested assets, end of year	$24,926,592	$22,258,265	$19,238,261	$20,570,337	$19,058,666
(1)Effective January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation.
(2)The increase in net unrealized gains on available-for-sale securities for the years ended December 31, 2020 and 2019 was net of an adjustment related to our life and annuity benefit reserves of $68.2 million and $51.4 million, respectively.
(3)Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

Net investment income decreased 18% in 2020, driven primarily by the impact of lower short-term interest rates on short-term investment income. We also earned lower interest income on our fixed maturity investment portfolio due to lower average holdings of fixed maturity securities during 2020 compared to 2019 and a lower yield, as fixed maturity securities purchased in 2020 had lower interest rates than securities that matured or were called or sold in 2020. See note 4(d) of the notes to consolidated financial statements included under Item 8 for further details on the components of net investment income.

Net investment gains were $618.0 million and $1.6 billion in 2020 and 2019, respectively. See note 4(e) of the notes to consolidated financial statements included under Item 8 for further details on the components of net investment gains (losses). Net investment gains in both 2020 and 2019 were primarily attributable to an increase in the fair value of equity securities. Net investment gains for 2020 reflected significant market volatility experienced during the year. The impact of significant declines in the fair value of our equity portfolio in the first quarter of 2020, driven by unfavorable market value movements resulting from the onset of the COVID-19 pandemic, were more than offset by increases in the fair value of our equity portfolio over the subsequent three quarters of 2020.

In 2020, the increase in net unrealized gains on available-for-sale investments was $442.1 million compared to $381.9 million in 2019. The increase in net unrealized gains on available-sale investments in both 2020 and 2019 was attributable to an increase in the fair value of our fixed maturity portfolio as a result of decreases in interest rates.

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

10K - 44

We believe our investment performance is best analyzed from the review of taxable equivalent total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

						Five-Year Annual Return	Ten-Year Annual Return
	Years Ended December 31,
	2020	2019	2018	2017	2016
Equities	15.2%	30.0%	(3.5)%	25.5%	13.5%	15.5%	14.7%
Fixed maturity securities, cash and short-term investments (1)	5.7%	6.5%	1.3%	3.4%	2.4%	3.8%	4.0%
Total portfolio, before foreign currency effect	8.6%	14.4%	(0.7)%	9.2%	5.0%	7.1%	6.7%
Total portfolio	9.4%	14.6%	(1.0)%	10.2%	4.4%	7.4%	6.5%
(1)Includes cash and cash equivalents and restricted cash and cash equivalents.

The following table reconciles investment yield to taxable equivalent total investment return.

	Years Ended December 31,
	2020	2019	2018	2017	2016
Investment yield (1)	2.4%	3.0%	2.7%	2.6%	2.4%
Adjustment of investment yield from amortized cost to fair value	(0.5)%	(0.7)%	(0.6)%	(0.5)%	(0.4)%
Net amortization of net premium on fixed maturity securities	0.4%	0.4%	0.4%	0.4%	0.4%
Net investment gains (losses) and change in net unrealized investment gains on available-for-sale securities (2)	5.8%	10.3%	(3.8)%	5.9%	2.3%
Taxable equivalent effect for interest and dividends (3)	0.1%	0.2%	0.1%	0.4%	0.4%
Other (4)	1.2%	1.4%	0.2%	1.4%	(0.7)%
Taxable equivalent total investment return	9.4%	14.6%	(1.0)%	10.2%	4.4%
(1)Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.
(2)Adjustment includes the impact of changes in foreign currency exchange rates beginning in 2018.
(3)Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.
(4)Adjustment to reflect the impact of time-weighting the inputs to the calculation of taxable equivalent total investment return and the impact of changes in foreign currency exchange rates prior to 2018.

Invested Assets

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $24.9 billion at December 31, 2020 compared to $22.3 billion at December 31, 2019, reflecting an increase of 12% in 2020 attributable to cash flows from operations of $1.7 billion and increases in the fair value of equity and fixed maturity securities totaling $1.0 billion.

The following table presents the composition of our investment portfolio.

	December 31,
	2020	2019
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	29%	21%
Fixed maturity securities	43%	45%
Equity securities	28%	34%
Total	100%	100%

The change in the composition of the investment portfolio from December 31, 2019 to December 31, 2020 is primarily due to a decrease in holdings of equity securities and an increase in holdings of short-term investments during 2020. Given the dislocation in the financial markets and related uncertainty around the global credit markets following the onset of the COVID-19 pandemic in the first quarter of 2020, we sold significant holdings of equity securities and subsequently reallocated proceeds to purchase short-term investments and fixed maturity securities. See "Developments Related to COVID-19" for
10K - 45

further discussion of actions we took in our investment portfolio in response to the pandemic. In 2020, our holdings of cash and cash equivalents also increased due to operating cash inflows and proceeds from our issuance of preferred shares, partially offset by cash used for acquisitions, all of which are further discussed in "Liquidity and Capital Resources."

Markel Ventures

Our Markel Ventures segment includes a diverse portfolio of businesses from different industries that offer various types of products and services to businesses and consumers, predominately in the United States. We measure Markel Ventures' results by its operating income and net income, as well as earnings before interest, income taxes, depreciation and amortization (EBITDA). We consolidate the results of our Markel Ventures subsidiaries on a one-month lag, with the exception of significant transactions or events that occur during the intervening period.

In April 2020, we acquired a controlling interest in Lansing Building Products, LLC, a supplier of exterior building products and materials to professional contractors throughout the U.S., which simultaneously acquired the distribution business of Harvey Building Products to enhance its geographic reach and scale (together, Lansing).

In November 2019, we acquired VSC Fire & Security, Inc. (VSC), a Virginia-based privately held provider of comprehensive fire protection, life safety and low voltage solutions.

The following tables summarize the amounts recognized on the consolidated balance sheets and consolidated statements of income related to Markel Ventures.

	December 31,
(dollars in thousands)	2020	2019
ASSETS
Cash and cash equivalents	$363,532	$256,758
Receivables	299,051	225,630
Goodwill	901,045	606,777
Intangible assets	623,120	473,122
Other assets:
Inventory	412,554	303,053
Property, plant and equipment, net	492,477	441,934
Right-of-use lease assets	368,126	81,778
Other	176,155	161,783
Total Other assets	1,449,312	988,548
Total Assets	$3,636,060	$2,550,835
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$270,361	$139,068
Senior long-term debt and other debt (1)	775,650	929,243
Other liabilities:
Lease liabilities	374,667	85,680
Other	380,190	281,660
Total Other liabilities	754,857	367,340
Total Liabilities	1,800,868	1,435,651
Redeemable noncontrolling interests	245,642	177,562
Shareholders' equity (2)	1,599,466	950,086
Noncontrolling interests	(9,916)	(12,464)
Total Equity	1,589,550	937,622
Total Liabilities and Equity	$3,636,060	$2,550,835
(1)     Debt as of December 31, 2020 and 2019 included $733.0 million and $858.8 million, respectively, of debt due to other subsidiaries of Markel Corporation, which was eliminated in consolidation.
(2)     Shareholders' equity as of December 31, 2020 and 2019 included $1.2 billion and $654.3 million, respectively, of common stock, which represents Markel Corporation's investment in Markel Ventures, which was eliminated in consolidation.
10K - 46

	Years ended December 31,
(dollars in thousands)	2020	2019
OPERATING REVENUES
Products revenues	$1,439,515	$1,609,586
Services and other revenues	1,355,199	445,659
Net investment income	245	736
Total Operating Revenues	2,794,959	2,055,981
OPERATING EXPENSES
Products expenses	1,256,159	1,455,245
Services and other expenses	1,232,150	389,385
Amortization of intangible assets	52,572	41,973
Total Operating Expenses	2,540,881	1,886,603
Operating Income	254,078	169,378
Net foreign exchange gains (losses)	(1,092)	384
Interest expense (1)	(46,664)	(33,795)
Income Before Income Taxes	206,322	135,967
Income tax expense	(45,815)	(35,317)
Net Income	160,507	100,650
Net income attributable to noncontrolling interests	(15,058)	(7,749)
Net Income to Shareholders	$145,449	$92,901
EBITDA	$366,934	$263,944
(1)    Interest expense for the years ended December 31, 2020 and 2019 included intercompany interest expense of $32.0 million and $24.9 million, respectively, which was eliminated in consolidation.

Operating revenues from our Markel Ventures segment increased in 2020 due to the contribution of revenues from Lansing, which was acquired in April 2020, and VSC, which was acquired in November 2019. Operating revenues in 2020 attributable to these acquisitions totaled $915.7 million. Excluding the contributions of Lansing and VSC in 2020, operating revenues from our other Markel Ventures businesses decreased in 2020, primarily due to lower sales volumes at our transportation-related and equipment manufacturing businesses due in part to impacts attributable to the economic and social disruption caused by the COVID-19 pandemic. These decreases were partially offset by the impact of higher sales volumes at one of our consumer and building products businesses in 2020 compared to 2019.

Operating income and EBITDA from our Markel Ventures segment increased in 2020 due in part to the acquisitions of Lansing and VSC, as well as higher sales volumes at one of our consumer and building products businesses, as previously discussed. The increase in operating income and EBITDA in 2020 was also due to a loss recognized in 2019 related to the disposition of certain components of one of our equipment manufacturing businesses. These increases were partially offset by the impact of lower operating revenues at our transportation-related businesses, as previously discussed.

Net income to shareholders from our Markel Ventures segment increased in 2020, primarily due to higher operating income, partially offset by higher interest expense and income tax expense.

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

10K - 47

The following table reconciles Markel Ventures operating income to Markel Ventures EBITDA.

	Years ended December 31,
(dollars in thousands)	2020	2019
Markel Ventures operating income	$254,078	$168,417
Depreciation expense	60,284	53,554
Amortization of intangible assets	52,572	41,973
Markel Ventures EBITDA	$366,934	$263,944

The following table summarizes the cash flows attributable to Markel Ventures for the years ended December 31, 2020 and 2019.

	Years ended December 31,
(dollars in thousands)	2020	2019
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	$256,758	$164,336
Net cash provided by operating activities	357,675	201,514
Net cash used by investing activities	(607,641)	(321,950)
Net cash provided by financing activities (1) (2)	356,542	213,032
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	198	(174)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	106,774	92,422
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of year	$363,532	$256,758
(1)     Net cash provided by financing activities for the year ended December 31, 2020 included a capital contribution from our holding company, Markel Corporation, of $535.0 million, which was eliminated in consolidation. There were no capital contributions from our holding company for the year ended December 31, 2019.
(2)    Net cash provided by financing activities for the year ended December 31, 2020 included net repayments of intercompany debt of $125.9 million, which were eliminated in consolidation. Net cash provided by financing activities for the year ended December 31, 2019 included net additions to intercompany debt of $252.8 million, respectively, which were eliminated in consolidation.

Other Operations

The following table presents the components of operating revenues and operating expenses that are not included in a reportable segment.

	Years Ended December 31,
	2020			2019
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$212,307	$231,473	$38,447	$225,604	$217,412	$43,360
Program services	104,171	20,427	20,937	108,813	19,556	20,938
Life and annuity	1,233	17,713	—	1,507	21,062	—
Other	20,627	17,896	5,453	32,580	28,264	2,700
	338,338	287,509	64,837	368,504	286,294	66,998
Underwriting operations			41,906			39,667
Total	$338,338	$287,509	$106,743	$368,504	$286,294	$106,665

10K - 48

Insurance-Linked Securities

The decrease in operating revenues in our insurance-linked securities operations in 2020 was driven by lower revenues from our Markel CATCo operations, which are in run-off, primarily due to lower assets under management during 2020 compared to 2019 and a further reduction in the management fee rate in 2020. This decrease was partially offset by higher revenues from our Nephila operations. Higher revenues from our Nephila operations in 2020 were due to growth in our managing general agent operations, partially offset by lower investment management fees as a result of lower assets under management.
Nephila's net assets under management were $9.6 billion and $10.4 billion as of December 31, 2020 and 2019, respectively. Markel CATCo's net assets under management were $1.0 billion and $2.8 billion as of December 31, 2020 and 2019, respectively.

The increase in services and other expenses in our insurance-linked securities operations in 2020 was primarily due to an increase in expenses at our Nephila operations due to growth in our managing general agent operations in 2020, partially offset by a favorable impact from acquisition-related costs in 2019 that did not recur in 2020. Services and other expenses at our Markel CATCo operations in 2020 were consistent with 2019 as the expenses associated with a legal settlement in 2020 were offset by lower professional fees and general operating expenses in 2020, as these operations are in run-off. Services and other expenses for both periods also reflect start-up costs associated with our new retrocessional insurance-linked securities fund manager, Lodgepine.

Program Services

The decrease in operating revenues in our program services operations in 2020 compared to 2019 was primarily due to lower gross premium volume. Gross premiums in our program services operations were $2.1 billion and $2.3 billion for the years ended December 31, 2020 and 2019, respectively. The decrease in gross premium volume was driven by the run-off of one large program and the cancellation of an in-force book of policies related to another large program resulting in a one-time unfavorable premium adjustment of $55.0 million associated with the return of unearned premium in 2020. These decreases were partially offset by gross written premiums from new programs added in 2020.

See "Developments Related to COVID-19" for discussion of actual and potential impacts of the pandemic on our insurance-linked securities and program services operations.

Interest Expense, Loss on Early Extinguishment of Debt and Income Taxes

Interest Expense and Loss on Early Extinguishment of Debt

Interest expense was $177.6 million in 2020 compared to $171.7 million in 2019. The change in interest expense reflects the impact of the following transactions that occurred in 2019:
•the purchase and redemption of our 6.25% and 5.35% unsecured senior notes in the third and fourth quarters of 2019,
•the repayment of our 7.125% unsecured senior notes in the third quarter of 2019 and
•the issuance of our 5.0% unsecured senior notes issued in the second quarter of 2019 and the issuance of our 3.35% and 4.15% unsecured senior notes in the third quarter of 2019.

In September 2019, we purchased a portion of our 6.25% unsecured senior notes and our 5.35% unsecured senior notes. In October 2019, we redeemed the remaining outstanding balance on these notes. In connection with these redemptions, we recognized losses on early extinguishment of debt of $17.6 million during 2019.

See note 12 of the notes to consolidated financial statements included under Item 8 for further details about our 2019 senior long-term debt transactions.

Income Taxes

The effective tax rate was 17% in 2020 compared to 21% in 2019. The effective tax rate for 2020 differs from the effective tax rate for 2019 and the statutory rate of 21% primarily due to a tax benefit that was recognized in 2020 for accumulated losses on certain investments we sold that were not previously deductible. See note 13 of the notes to consolidated financial statements included under Item 8 for further discussion of our income taxes.

10K - 49

Comprehensive Income to Shareholders

The following table summarizes the components of comprehensive income to shareholders.

	Years Ended December 31,
(dollars in thousands)	2020	2019
Net income to shareholders	$816,030	$1,790,466
Other comprehensive income
Change in net unrealized gains on available-for-sale investments, net of taxes	352,773	297,977
Other, net of taxes	22,849	5,424
Other comprehensive (income) loss attributable to noncontrolling interest	(18)	21
Other comprehensive income to shareholders	375,604	303,422
Comprehensive income to shareholders	$1,191,634	$2,093,888

Book Value per Common Share and Total Shareholder Return

Book value per common share increased 10% for the year ended December 31, 2020 and 23% for the year ended December 31, 2019, primarily due to net income to shareholders, as shown above. Over the past five years, we have grown book value per common share at a compound annual rate of 10% to $885.72 per share at December 31, 2020.

Our stock price per share decreased 10% for the year ended December 31, 2020 and increased 10% for the year ended December 31, 2019. Over the past five years, our stock price per share increased at a compound annual rate of 3%.

Liquidity and Capital Resources

Holding Company

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 21% at December 31, 2020 and 24% at December 31, 2019. The decrease reflects an increase in shareholders' equity in 2020, primarily due to net income to shareholders as well as proceeds from our preferred shares offering.

In May 2020, we issued 600,000 6.00% Fixed-Rate Reset Non-Cumulative Series A preferred shares, with no par value and a liquidation preference of $1,000 per share, for aggregate net proceeds after expenses of $591.9 million. Dividends, if declared by our Board of Directors, are payable semi-annually in arrears in December and June. If we do not declare and pay the full dividends for the latest completed dividend period on all outstanding Series A preferred shares, we may not (i) declare or pay a dividend on our common shares or (ii) purchase, redeem or otherwise acquire for consideration any common shares, subject to certain exceptions. In 2020, total dividends declared and paid on Series A preferred shares were $18.4 million. See note 17 of the notes to consolidated financial statements included under Item 8 for further information regarding our Series A preferred shares.

At December 31, 2020, our holding company (Markel Corporation) held $4.1 billion of invested assets compared to $4.0 billion at December 31, 2019. The increase in holding company invested assets was primarily due to the proceeds from our preferred shares offering and dividends from our subsidiaries, offset by cash used in connection with the acquisition of Lansing. After satisfying our interest and principal obligations on our senior long-term debt and notes payable to subsidiaries, as well as any other holding company obligations, excess liquidity at Markel Corporation is available, among other things, to allocate capital to our existing businesses, complete acquisitions, build our portfolio of equity securities or repurchase shares of our common stock.

Our Board of Directors has approved the repurchase of up to $300 million of common stock under a share repurchase program. As of December 31, 2020, $240.8 million remained available for repurchases under the program. We temporarily suspended repurchases of our common shares in March 2020 in conjunction with other measures we took in response to COVID-19, and in February 2021, we announced that we are recommencing repurchases under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

10K - 50

Our underwriting operations collect premiums and pay claims, reinsurance costs and operating expenses. Premiums collected from our underwriting operations are invested primarily in short-term investments and long-term fixed maturity securities. Short-term investments held by our insurance subsidiaries provide liquidity for projected claims, reinsurance costs and operating expenses. As a holding company, Markel Corporation receives cash from its subsidiaries as reimbursement for operating and other administrative expenses it incurs. The reimbursements are made within the guidelines of various management agreements between the holding company and its subsidiaries.

The holding company relies on dividends from its subsidiaries to meet debt service obligations and pay dividends on our preferred stock. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. There are also regulatory restrictions on the amount of dividends that certain of our foreign subsidiaries may pay based on applicable laws in their respective jurisdictions. At December 31, 2020, our domestic insurance subsidiaries and Markel Bermuda Limited could pay ordinary dividends of $1.1 billion during the following twelve months under these laws.

We maintain a revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases and for other working capital and general corporate purposes. At our discretion, up to $200 million of the total capacity may be used for letters of credit. We may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and satisfying certain other terms and conditions. This facility expires in April 2024. See note 12 of the notes to consolidated financial statements included under Item 8 for further discussion of our revolving credit facility. As of December 31, 2020 and 2019, there were no borrowings outstanding on our revolving credit facility.

We were in compliance with all covenants contained in our revolving credit facility at December 31, 2020. To the extent that we are not in compliance with our covenants, our access to the revolving credit facility could be restricted. While we believe this to be unlikely, the inability to access the revolving credit facility could adversely affect our liquidity.

We have access to various capital sources, including dividends from certain of our insurance and Markel Ventures subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs. However, the availability of these sources of capital and the availability and terms of future financings will depend on a variety of factors, and could be adversely affected by, among other things, risks and uncertainties related to COVID-19. See "Developments Related to COVID-19" for further discussion of the potential impacts of COVID-19 on our liquidity and capital resources and the "Access to Capital" risk factors under Item 1A Risk Factors for more discussion regarding our access to capital sources.

Cash Flows and Invested Assets

Net cash provided by operating activities was $1.7 billion in 2020 compared to $1.3 billion in 2019. The increase in net cash flows from operating activities for the year ended December 31, 2020 was primarily driven by higher net premium collections in our Insurance segment.

Net cash used by investing activities was $511.7 million in 2020 compared to $535.2 million in 2019. In 2020, net cash used by investing activities included $829.5 million of net purchases of short-term investments and $550.8 million of net cash used for the acquisition of Lansing. Net cash used by investing activities in 2020 was net of $1.2 billion of proceeds from sales of equity securities, net of purchases equity securities. See "Investing Results - Invested Assets" for discussion of changes in our allocation of funds within the investment portfolio in 2020 and "Developments Related to COVID-19" for discussion of actions we took in our investment portfolio in response to the pandemic. Net cash used by investing activities in 2019 included $245.3 million of net cash used for acquisitions and $257.7 million of cash used for equity method investments, including $212.5 million of cash used to purchase a minority ownership interest in The Hagerty Group, LLC. Net cash used by investing activities in 2019 was net of $170.3 million of proceeds from maturities and sales of fixed maturity securities and sales of equity securities, net of purchases of fixed maturity securities and equity securities. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Invested assets were $24.9 billion at December 31, 2020 compared to $22.3 billion at December 31, 2019. See "Investing Results - Invested Assets" for further discussion of changes in invested assets during 2020.

Net cash provided by financing activities was $434.6 million in 2020 compared to $359.3 million in 2019. In 2020, we issued preferred shares with net proceeds of $591.9 million, as previously discussed. In 2019, we issued unsecured senior notes with net proceeds of $1.4 billion, before expenses. We used $861.9 million of these proceeds to repay our 7.125% unsecured senior
10K - 51

notes as well as purchase and redeem two additional series of our unsecured senior notes. See note 12 of the notes to consolidated financial statements included under Item 8 for more details regarding the components of senior long-term debt. Cash of $26.8 million and $116.3 million was used to repurchase shares of our common stock during 2020 and 2019, respectively.

Contractual Obligations

The following table summarizes our contractual cash payment obligations at December 31, 2020.

	Payments Due by Period (1)
(dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Unpaid losses and loss adjustment expenses (note 9)	$16,279,119	$4,078,054	$5,743,319	$3,083,903	$3,373,843
Senior long-term debt and other debt (note 12)	6,583,170	195,132	888,878	262,487	5,236,673
Life and annuity benefits (note 11)	1,233,228	70,802	134,840	124,876	902,710
Lease payments (note 7)	632,045	90,311	147,824	107,875	286,035
Total	$24,727,562	$4,434,299	$6,914,861	$3,579,141	$9,799,261
(1)See respective notes to consolidated financial statements included under Item 8 for further discussion of these obligations.

Reserves for unpaid losses and loss adjustment expenses represent future contractual obligations associated with property and casualty insurance and reinsurance contracts issued to our policyholders or other insurance companies. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of claims as of December 31, 2020. Payment patterns for losses and loss adjustment expenses were generally based upon historical claims settlement patterns. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. The actual cash payments for settled claims will vary, possibly significantly, from the estimates shown in the preceding table. The unpaid losses and loss adjustment expenses in this table are our gross estimates of payments for known liabilities as of December 31, 2020. The expected payments by period are the estimated payments at a future time, whereas the reserves for unpaid losses and loss adjustment expenses included on the consolidated balance sheet include the unamortized portion of any fair value adjustments for unpaid losses and loss adjustment expenses assumed in conjunction with an acquisition and any adjustments to discount reserves.

Senior long-term debt and other debt was $3.5 billion at both December 31, 2020 and December 31, 2019. The amounts in the contractual obligations table include interest expense and exclude net unamortized premium and net unamortized debt issuance costs.

Reserves for life and annuity benefits represent future contractual obligations associated with reinsurance contracts issued to other insurance companies. Information presented in the table of contractual cash payment obligations is an estimate of our future payment of benefits as of December 31, 2020. The assumptions used in estimating the likely payments due by period are based on cedent experience, industry mortality tables, and our expense experience. Due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the estimates shown in the preceding table. The life and annuity benefits in the table are our gross estimates of known obligations as of December 31, 2020. These obligations are computed on a net present value basis on the consolidated balance sheet as of December 31, 2020, whereas the expected payments by period in the table are the estimated payments at a future time and do not reflect a discount of the amount payable or any adjustments for life and annuity benefit reserves.

Restricted Assets and Capital

At December 31, 2020, we had $4.7 billion of invested assets held in trust or on deposit for the benefit of policyholders or ceding companies or to support underwriting activities. Additionally, we have pledged investments and cash and cash equivalents totaling $387.2 million at December 31, 2020 as security for letters of credit that have been issued by various banks on our behalf. These invested assets and the related liabilities are included in our consolidated balance sheet. See note 4(f) of the notes to consolidated financial statements included under Item 8 for further discussion of restrictions over our invested assets.

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC's requirements, a domestic insurer must maintain total capital
10K - 52

and surplus above a calculated threshold or face varying levels of regulatory action. Capital adequacy of our foreign insurance subsidiaries is regulated by applicable laws of the U.K., Bermuda and other jurisdictions, including Germany. At December 31, 2020, the capital and surplus of each of our insurance subsidiaries significantly exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements.

Developments Related to COVID-19

On March 11, 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization. This pandemic has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world. In addition to the losses incurred in our underwriting operations during 2020, and the decreased demand for certain products and services within our Markel Ventures operations, we are experiencing significant impacts across our business operations. Most of the workforce in our insurance operations is working remotely from their homes. For those employees who are returning to the office, we have taken significant measures and developed new policies and procedures to protect their health and safety. While remote working continues to be the predominate approach, and has been operating effectively, an extended period of remote work arrangements could strain our business continuity plans, introduce or increase operational and control risks, including but not limited to increased cybersecurity risks, and adversely impact our ability to effectively manage our businesses. Within our Markel Ventures operations, most of our businesses are operating on their premises, however, their ability to continue to do so may be impacted as the pandemic continues to evolve. For those employees in our insurance and Markel Ventures operations who are returning to work, or have continued work, on our premises, there is a risk that they will contract COVID-19, which could expose us to increased risk of employment related claims and litigation. Illnesses suffered by key employees, or a significant percentage of our workforce, also could prevent or delay the performance of critical business functions.

We are committed to serving the needs of our employees, customers, business partners and shareholders and continue to focus our efforts on safeguarding our people, supporting our front office and business operations and keeping our employees, customers, business partners and shareholders informed.

Other impacts we have experienced in our operations during the year ended December 31, 2020, as well as steps we are taking to respond to the economic disruption and dislocation caused by the pandemic, are discussed below, along with potential future impacts to our results of operations and financial condition. See "Critical Accounting Estimates - Goodwill and Intangible Assets" for discussion of our consideration of these impacts, among other things, on the valuation of our goodwill and intangible assets.

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. We began the year in a strong liquidity position, holding $4.0 billion of invested assets at our holding company, and at December 31, 2020, our holding company held $4.1 billion of invested assets. Invested assets at the holding company as of December 31, 2020 include net proceeds from our May 2020 issuance of preferred stock totaling $591.9 million, and following two debt issuances in 2019 and the 2019 purchase and redemption of our unsecured senior notes due to mature in 2020 and 2021, we have no unsecured senior notes maturing until July 2022. We also have access to our $300 million revolving credit facility. We continue to maintain a fixed maturity portfolio comprised of high credit quality, investment grade securities with an average rating of "AA."

Significant volatility in the equity markets arising from economic uncertainty following the onset of the COVID-19 pandemic resulted in a significant decline in the fair value of our equity portfolio in the first quarter of 2020. Although this decline was more than offset by subsequent increases in the fair value of our equity portfolio attributable to net favorable market value movements during the rest of the year, future declines in our investment portfolio are possible and could have a material adverse impact on the Company's financial condition, results of operations and liquidity.

Given the dislocation in the financial markets and related uncertainty around the global credit markets resulting from the onset of the pandemic, we took several steps within our investment portfolio to increase our allocation to cash. Initially, we were retaining cash proceeds from maturities of short-term investments and fixed maturity securities and paused our purchases of equity securities. However, as the global markets began to stabilize, we subsequently began reallocating cash to purchase short-term investments and fixed maturity securities and on a more limited basis, equity securities. We also sold certain equity securities based on our views of the underlying fundamentals of these positions and where pricing was deemed appropriate. We also suspended repurchases of our common shares in March 2020, but subsequently recommenced our share repurchase program in February 2021. We continue to focus on expense reductions across our company.
10K - 53

Underwriting losses arising from COVID-19, as well as the 2020 Catastrophes, reduced the capital held by some of our insurance subsidiaries. Capital at our insurance subsidiaries was also impacted by declines in the fair value of equity securities following the onset of the pandemic, which subsequently recovered in the latter part of 2020. Our insurance operations may require additional capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. As of December 31, 2020, the statutory capital of all of our insurance subsidiaries significantly exceeded required capital, and we believe we are well positioned to continue to pay claims, including those arising from the pandemic, promptly in accordance with the terms of our policies.

We continue to believe we have adequate liquidity to meet our capital and operating needs, including that which may be required to support the operating needs of our subsidiaries.

Underwriting Operations

As previously discussed, our underwriting results for the year ended December 31, 2020 included $343.3 million of net losses and loss adjustment expenses directly attributed to COVID-19 (where COVID-19 was deemed the proximate cause of loss). Due to the inherent uncertainty associated with the assumptions surrounding this pandemic, these estimates are subject to a wide range of variability. While we believe our net reserves for direct losses and loss adjustment expenses for COVID-19 as of December 31, 2020 are adequate based on information currently available, we continue to closely monitor reported claims, government actions, judicial decisions and changes in local and worldwide social disruption arising from the pandemic and will adjust our estimates of gross and net losses as new information becomes available. See "Results of Operations - Underwriting Results" for further discussion on our estimate of direct losses and loss adjustment expenses attributed to COVID-19.

We also have underwriting exposure to loss impacts that are indirectly related to the COVID-19 pandemic and associated with a broader range of coverages, including coverages within our trade credit, professional liability and workers' compensation product lines, among others, as well as certain of our reinsurance product lines. During the year ended December 31, 2020, we recognized $15.0 million of net losses and loss adjustment expenses in our trade credit product line within our Insurance segment related to losses that were indirectly attributable to the pandemic. As the impacts of the pandemic continue to evolve, we expect that further losses indirectly related to the COVID-19 pandemic are likely to emerge. As an example, we provide liability coverage for health and medical institutions and professions, as well as other professions, which have been strained or otherwise impacted by the pandemic. We do not believe any other significant indirect losses have been incurred.

The widespread economic and social disruption caused by COVID-19 has created significant financial hardships for individuals and businesses worldwide. However, we do not believe there has been any material change in our exposure to credit losses.

The significant decline in economic activity during the pandemic may have a material unfavorable impact on our premium volume, due to business closures, reduced recreational activity and lower gross receipts, revenues and payrolls of our insureds, among other things. While premium volume for the year ended December 31, 2020 was impacted by these effects of the pandemic, the impact was not material to our underwriting results. For those policies where the underlying loss exposures have been reduced as a result of decreased economic activity or stay-at-home orders resulting from COVID-19, we also may be required to refund premiums to policyholders, however, there have been no material adjustments required to date.

Within our underwriting operations, we also are reviewing and analyzing the underwriting guidelines and procedures we use to underwrite and reinsure policies that provide coverages related to communicable diseases, viruses, pathogens and other similar risks. Where appropriate, we are taking steps to mitigate our exposure to additional or further losses related to these types of risks, including increasing pricing and adding policy terms and conditions, including exclusions. These actions may reduce premium volume in certain classes of business. With few exceptions, we also stopped writing event cancellation risks, which has reduced our future exposure to losses even if the duration of the pandemic continues to extend. Premium volume attributable to this book of business was not material.

Markel Ventures Operations

Beginning in the second quarter of 2020, the economic and social disruption created by the pandemic impacted the results of operations, financial position and cash flows of our Markel Ventures operations. Revenues across many of our businesses decreased due to changes in consumer behavior and the overall impact of current economic conditions on commercial and consumer spending, all of which impacted demand for certain products and services within our businesses. We also saw orders and contracts canceled or postponed, and as a result of reduced demand, we temporarily reduced capacity at certain of our
10K - 54

operations. While demand for products and services at most of our impacted businesses has begun to recover, since the social and economic disruption caused by the pandemic is ongoing, we expect that revenues from our Markel Ventures operations will continue to be impacted, and these impacts may continue to be material.

In order to partially mitigate the impact of decreased revenues, certain of our businesses took actions to reduce expenses, including, but not limited to, elimination of non-essential expenses, cancellation or deferral of open positions, salary reductions and workforce furloughs and reductions. Our businesses may increase borrowings, if needed, to maintain the cash flow required to operate.

Further loss of revenues in certain of our products and services businesses could also impact the carrying value of inventory, goodwill and intangible assets and other long-lived assets within our Markel Ventures operations, which may become impaired. In certain cases, revenue declines also could result in ongoing cash and working capital constraints and could impact the companies' liquidity and their ability to comply with debt covenants, and, in response, we may take steps necessary to support these operations.

As a result of the economic hardship experienced by our customers, we may modify our payment terms or offer discounts to our customers, and we also are exposed to increased credit risk. However, we do not believe there has been any material change in our exposure to credit losses.

Insurance-Linked Securities and Program Services

Through our insurance-linked securities operations, we receive management fees for investment and insurance management services based on the net asset value of the accounts we manage, and, for certain funds, incentive fees based on the annual performance of the funds managed.

For the year ended December 31, 2020, investment losses attributed to COVID-19 within the investment funds we manage were not significant; however, uncertainty around potential COVID-19 loss exposures within the funds we manage, has reduced, and may further reduce, the net asset value on which our management fees are based. Volatility in the capital markets and investor uncertainty regarding insurance industry exposure to COVID-19 also has impacted, and may continue to impact, our ability to raise additional third party capital for the funds we manage, as well as for new funds. We also have experienced, and may continue to experience, higher than anticipated investor redemptions from our funds. Deferred or reduced investment management fees could have a material impact on our results of operations and financial condition, and the associated decline in cash flows also could impact the carrying value of our goodwill and intangible assets within our ILS operations, which may become impaired. See "Critical Accounting Estimates - Goodwill and Intangible Assets" for further discussion and considerations regarding the valuation of goodwill and intangible assets attributed to our ILS operations as of December 31, 2020.

Our program services business generates fee income, in the form of ceding (program service) fees. This fee income is calculated based on the gross premium volume of the insurance programs we support. Similar to our underwriting operations, the significant decline in economic activity may have an unfavorable impact on premium volume, which may result in a reduction in fee income.

For additional risks to our businesses related to COVID-19, see the risk factor titled "The COVID-19 pandemic has had, and may continue to have, material adverse effects on us" under Item 1A Risk Factors.

Critical Accounting Estimates

Critical accounting estimates are those estimates that both are important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities. These estimates, by necessity, are based on assumptions about numerous factors. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. Our accounts with accounting policies that involve critical accounting estimates are unpaid losses and loss adjustment expenses, life and annuity benefits and goodwill and intangible assets.

10K - 55

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheets included estimated unpaid losses and loss adjustment expenses of $16.2 billion and reinsurance recoverables on unpaid losses of $5.7 billion at December 31, 2020 compared to $14.7 billion and $5.3 billion, respectively, at December 31, 2019. Included in these balances were unpaid losses and loss adjustment expenses and reinsurance recoverables on unpaid losses attributable to our program services business and other fronting arrangements totaling $3.3 billion for the year ended December 31, 2020 and $2.9 billion for the year ended December 31, 2019. Our consolidated balance sheets do not include reserves for losses and loss adjustment expenses attributed to unconsolidated subsidiaries or affiliates that we manage through our insurance-linked securities operations, including Markel CATCo Re and the Nephila Reinsurers.

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

U.S. GAAP requires that IBNR reserves be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and loss adjustment expenses and case reserves from estimated ultimate losses and loss adjustment expenses. IBNR reserves were 66% of total unpaid losses and loss adjustment expenses at December 31, 2020 compared to 65% at December 31, 2019.

The following table summarizes case reserves and IBNR reserves. The amounts in the following table exclude the unamortized portion of any fair value adjustments for unpaid losses and loss adjustment expenses assumed in conjunction with an acquisition and any adjustments to discount reserves.

(dollars in thousands)	Insurance	Reinsurance	Other underwriting	Program Services and other		Consolidated
December 31, 2020
Case reserves	$2,917,179	$1,386,976	$51,591	$1,155,540		$5,511,286
IBNR reserves	6,311,344	2,101,169	224,499	2,130,821		10,767,833
Total	$9,228,523	$3,488,145	$276,090	$3,286,361	(1)	$16,279,119
December 31, 2019
Case reserves	$2,597,273	$1,404,461	$127,639	$1,035,742		$5,165,115
IBNR reserves	5,502,167	2,052,512	170,424	1,880,367		9,605,470
Total	$8,099,440	$3,456,973	$298,063	$2,916,109	(1)	$14,770,585
(1)Substantially all of the premium written in our program services business is ceded, resulting in reinsurance recoverables on unpaid losses of $3.3 billion and $2.9 billion as of December 31, 2020 and 2019, respectively.

10K - 56

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

Program Services

For our program services business, case reserves are generally established based on reports received from the general agents or reinsurers with whom we do business. Our actuaries review the case loss reserve data received for sufficiency, consistency with historical data and for consistency with other programs we write that have similar characteristics. IBNR reserves are calculated using either our program experience or, where the program data is not credible, industry experience for similar products or lines of business. Substantially all of the premium written in our program services business is ceded and net reserves for unpaid losses and loss adjustment expenses as of December 31, 2020 and December 31, 2019 were $8.3 million and $2.2 million, respectively.

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
10K - 57

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

Other Methods – We cannot estimate losses from widespread catastrophic events, such as hurricanes and earthquakes, as well as pandemics, using the traditional actuarial methods previously described. In the initial months after a catastrophic event occurs, our actuaries estimate losses and loss adjustment expenses based on claims received to date, detailed policy and reinsurance contract level reviews, industry loss estimates and output from both industry and proprietary models, as well as analysis of our ceded reinsurance contracts. The availability of data from these procedures varies depending on the timing of the event relative to the point at which we develop our estimate. We also consider loss experience on historical events that may have similar characteristics to the underlying event. Due to the inherent uncertainty in estimating such losses, these estimates are subject to variability, which increases with the severity and complexity of the underlying event. As additional claims are reported and paid, and industry loss estimates are revised, we incorporate this new information into our analysis and adjust our estimate of ultimate losses and loss adjustment expenses.

Each actuarial method has its own set of assumptions and its own strengths and limitations, with no one method being better than the others in all situations. Our actuaries select the reserving methods that they believe will produce the most reliable estimates for the class of business being evaluated. Greater judgment may be required when we introduce new product lines or when there have been changes in claims handling practices, as the statistical data available may be insufficient. In these
10K - 58

instances, we may rely upon assumptions applied to similar lines of business, rely more heavily on industry experience, take into account changes in underwriting guidelines and risk selection or review the impact of changes in claims reserving practices with claims personnel. While we use our best judgment in establishing our estimate for loss reserves, applying different assumptions and variables could lead to significantly different loss reserve estimates.

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

Loss reserves are established at management's best estimate, which is generally higher than the corresponding actuarially calculated point estimate due to subjective factors where management's perspective may differ from that of the actuaries. The actuarial point estimate represents our actuaries' estimate of the most likely amount that will ultimately be paid to settle the losses that have occurred at a particular point in time; however, there is inherent uncertainty in the point estimate as it is the expected value in a range of possible reserve estimates. In some cases, actuarial analyses, which are based on statistical analysis, cannot fully incorporate all of the subjective factors that affect development of losses. In other cases, management's perspective of these more subjective factors may differ from the actuarial perspective. Subjective factors where management's perspective may differ from that of the actuaries include: the credibility and timeliness of claims information received from third parties, economic and social inflation, judicial decisions, changes in law, changes in underwriting or claims handling practices, general economic conditions, the risk of moral hazard and other current and developing trends within the insurance and reinsurance markets, including the effects of competition. As a result, the actuarially calculated point estimates for each of our lines of business represent starting points for management's quarterly review of loss reserves. Management also considers the range, or variability, of reasonably possible losses determined by our actuaries when establishing its best estimate for loss reserves. The actuarial ranges represent our actuaries' estimate of a likely lowest amount and likely highest amount that will ultimately be paid to settle the losses that have occurred at particular point in time. The range determinations are based on estimates and actuarial judgements and are intended to encompass reasonably likely changes in one or more of the factors that were used to determine the point estimates. Using statistical models, our actuaries establish high and low ends of a range of reasonable reserve estimates for each of our underwriting segments. Additionally, following an acquisition of insurance operations, to the extent the reserving philosophy of the acquired business is less conservative than our reserving philosophy, the percentage by which management's best estimate exceeds the actuarial point estimate will generally be lower until we build total loss reserves that are consistent with our historic level of confidence. Management's best estimate of net reserves for unpaid losses and loss adjustment expenses exceeded the actuarially calculated point estimate by $587.4 million, or 5.9%, at December 31, 2020, compared to $577.5 million, or 6.5%, at December 31, 2019.

The difference between management's best estimate and the actuarially calculated point estimate in both 2020 and 2019 is primarily associated with our long-tail business due to the subjective factors previously described that affect the development of losses and represent instances where management's perspectives may differ from those of our actuaries. Management has attributed less credibility than our actuaries to favorable trends experienced on our long-tail business and has not incorporated these favorable trends into its best estimate of ultimate losses to the same extent as the actuaries.

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

Our underwriting results in 2020 included $606.4 million of favorable development on prior years' loss reserves compared to $535.3 million in 2019. In connection with our quarterly reviews of loss reserves, the actuarial methods we used have exhibited a favorable trend, predominately for the 2016 to 2019 accident years, during 2020. This trend was observed using statistical analysis of actual loss experience for those years, particularly with regard to most of our long-tail books of business within the Insurance segment, which developed more favorably than we had expected. Additionally, as loss reserves are recorded at management's best estimate, which is generally higher than the corresponding actuarially calculated point estimate, the initial reserves established by management are more likely to be redundant than deficient. As actual losses continue to be
10K - 59

lower than anticipated, it has become more likely that the underwriting results will prove to be better than originally estimated. Additionally, as most actuarial methods rely upon historical reporting patterns, the favorable trends experienced on earlier accident years have resulted in a re-estimation of our ultimate incurred losses on more recent accident years. When we experience loss frequency or loss severity trends that are more favorable than we initially anticipated, we often evaluate the loss experience over a period of several years in order to assess the relative credibility of loss development trends. In both 2020 and 2019, based upon our evaluations of claims development patterns in our long-tail, and often volatile, lines of business, our actuaries reduced their estimates of ultimate losses. Management also gave greater credibility to the favorable trends experienced on earlier accident years and upon incorporating these favorable trends into its best estimate, we reduced prior years' loss reserves on more recent accident years accordingly. While we believe it is possible that there will be additional favorable development on prior years' loss reserves in 2021, we caution readers not to place undue reliance on this favorable trend.

Changes in prior years' loss reserves, including the trends and factors that impacted loss reserve development in 2020 and 2019 as well as further details regarding the historical development of reserves for losses and loss adjustment expenses and changes in methodologies and assumptions used to calculate reserves for unpaid losses and loss adjustment expense are discussed in further detail in note 9 of the notes to consolidated financial statements included under Item 8.

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates at December 31, 2020. As described in note 9 of the notes to consolidated financial statements included under Item 8, unpaid losses and loss adjustment expenses attributable to acquisitions are recorded at fair value as of the acquisition date, which generally consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. The net loss reserves presented in this table represent our estimated future payments for losses and loss adjustment expenses, whereas the reserves for unpaid losses and loss adjustment expenses included on the consolidated balance sheet include the unamortized portion of fair value adjustments recorded in conjunction with an acquisition.

(dollars in millions)	Net Loss Reserves Held	Low End of Actuarial Range(1)	High End of Actuarial Range(1)
Insurance	$7,211.4	$6,314.9	$7,849.0
Reinsurance	3,104.8	2,421.8	3,556.5
Other underwriting	146.5	105.6	185.5
(1)Due to the actuarial methods used to determine the separate ranges for each component of our business, it is not appropriate to aggregate the high or low ends of the separate ranges to determine the high and low ends of the actuarial range on a consolidated basis.

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

Over the past two years, we have experienced favorable development on prior years' loss reserves of 6% of beginning of year net loss reserves. It is difficult for management to predict the duration and magnitude of an existing trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development. In assessing the likelihood of whether the favorable trends previously discussed will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years' loss reserves during 2021 would range from favorable development of less than 1%, or $100 million, to favorable development of approximately 6%, or $650 million, of December 31, 2020 net loss reserves. See "Developments Related to COVID-19" for further discussion of factors related to the pandemic that could impact our net loss reserve estimates.

Life and Annuity Benefits

We have a run-off block of life and annuity reinsurance contracts which subject us to mortality, longevity and morbidity risks. The related reserves are compiled by our actuaries on a reinsurance contract-by-contract basis and are computed on a discounted basis using standard actuarial techniques and cash flow models. Since the development of our life and annuity reinsurance reserves is based upon cash flow projection models, we must make estimates and assumptions based on cedent experience, industry mortality tables, and expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are generally locked-in for the life of the contract unless an unlocking
10K - 60

event occurs. We review the adequacy of reserves for life and annuity reinsurance benefits quarterly. To the extent existing policy reserves, together with the present value of future gross premiums and expected investment income earned thereon, are not adequate to cover the present value of future benefits, settlement and maintenance costs, the locked-in assumptions are revised to current best estimate assumptions and a charge to earnings for life and annuity benefits is recognized at that time. Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized.

Our consolidated balance sheets included reserves for life and annuity benefits of $1.1 billion and $1.0 billion at December 31, 2020 and 2019, respectively. During 2020 and 2019, we increased our reserves for life and annuity benefits by $68.2 million and $51.4 million, respectively, as a result of decreases in the market yield on the investment portfolio supporting the policy benefit reserves, and decreased the change in net unrealized holding gains included in other comprehensive income by corresponding amounts. As of December 31, 2020 and December 31, 2019, the cumulative adjustment to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $119.6 million and $51.4 million, respectively.

Because of the assumptions and estimates used in establishing reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates. The average discount rate for the life and annuity benefit reserves was 2.3% as of December 31, 2020. The accretion of this discount is recognized in the statement of income and comprehensive income within services and other expenses. Invested assets and the related investment income that support the life and annuity reinsurance contracts are reported in the Investing segment. We expect the results from our life and annuity business will continue to reflect losses in future periods due to the accretion of the discount on the life and annuity benefit reserves, which are forecast to pay out over the next 40 to 50 years. Services and other revenues attributable to the life and annuity business represent ongoing premium adjustments on existing contracts.

Goodwill and Intangible Assets

Our consolidated balance sheet as of December 31, 2020 included goodwill and intangible assets of $4.4 billion as follows:

	December 31, 2020
(dollars in millions)	Underwriting	Markel Ventures	Other (1)	Total
Goodwill	$895.5	$901.0	$808.1	$2,604.6
Intangible assets	442.6	623.1	717.0	1,782.7
Total	$1,338.1	$1,524.1	$1,525.1	$4,387.3
(1)Amounts included in Other reflect our operations that are not included in a reportable segment, including our insurance-linked securities operations and our program services operations.

Goodwill and intangible assets are recorded as a result of business acquisitions. Goodwill represents the excess of the amount paid to acquire a business over the net fair value of assets acquired and liabilities assumed at the date of acquisition. Indefinite-lived and other intangible assets are recorded at fair value as of the acquisition date. The determination of the fair value of certain assets acquired, including goodwill and intangible assets, and liabilities assumed involves significant judgment and the use of valuation models and other estimates, which require assumptions that are inherently subjective. During the years ended December 31, 2020 and 2019, we recorded $497.1 million and $232.0 million, respectively, of goodwill and intangible assets in connection with acquisitions.

Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or when events or circumstances indicate that their carrying value may not be recoverable. A significant amount of judgment is required in performing impairment tests, including the optional assessment of qualitative factors for the annual impairment test, which is used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This assessment serves as a basis for determining whether it is necessary to perform a quantitative impairment test.

We completed our annual tests for impairment as of October 1, 2020 based upon results of operations through September 30, 2020. We elected to perform a qualitative assessment for certain reporting units and performed a quantitative assessment for other reporting units.

When performing our qualitative assessments, we considered macroeconomic factors such as industry conditions and market conditions, which, for some of our reporting units, reflected significant impacts attributable to the COVID-19 pandemic. We
10K - 61

also considered reporting unit-specific events, actual financial performance versus expectations and management's future business expectations, which, in some instances, were also affected by the impacts of the COVID-19 pandemic, as well as the amount by which the fair value of the reporting unit exceeded its carrying value at the date of the last quantitative assessment. As part of our qualitative assessment of recently acquired reporting units with material goodwill, we considered the fact that the businesses had been acquired in orderly transactions between market participants, and our purchase price represented fair value at acquisition. For those recent acquisitions for which we elected to perform a qualitative assessment, there were no events since acquisition that had a significant adverse impact on the fair value of these reporting units through the assessment date. Based on the results of our qualitative assessments, we believe it is more likely than not that the fair value of each of these reporting units exceeded its respective carrying amount as of the assessment date and December 31, 2020 and none of these reporting units are at risk of a material impairment of goodwill. We considered similar factors to determine if there were any indicators requiring an assessment of the recoverability of our definite lived intangible assets and concluded there were not. However, a longer than anticipated recovery or further deterioration in market conditions related to the general economy or the specific industries in which we operate, a sustained trend of weaker than anticipated financial performance within a reporting unit beyond that which we considered or included in our assessments, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill or intangible asset impairment charges.

For those reporting units for which we used a quantitative approach to assess goodwill for impairment, we estimated the fair value primarily using an income approach based on a discounted cash flow model. The cash flow projections used in the discounted cash flow model included management's best estimate of future growth and margins. The discount rates used to determine the fair value estimates were developed based on a capital asset pricing model using market-based inputs as well as an assessment of the inherent risk in projected future cash flows. The estimated fair value of each of our reporting units for which we performed a quantitative analysis significantly exceeded its respective carrying amount as of the assessment date, except as discussed below. As there were no significant events or changes in circumstances impacting our reporting units between the assessment date and December 31, 2020, we also believe the estimated fair value of each of these reporting units significantly exceeded its respective carrying amount as of December 31, 2020.

At December 31, 2020, the carrying value of our Nephila fund management reporting unit included goodwill of $401.9 million. This Nephila reporting unit serves as an insurance and investment fund manager that offers a broad range of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives. Nephila receives management fees for these services based on the net asset value of the accounts managed and, for certain funds, incentive fees based on the annual performance of the funds managed. This reporting unit is a component of our Nephila operations, which were acquired in late 2018 and recorded at fair value at that time. Given the limited time since acquisition, its carrying value continues to closely approximate fair value, making our impairment assessment more sensitive to changes in assumptions used to calculate fair value. Since acquiring this business in 2018, investment performance in the broader ILS market has been adversely impacted by consecutive years of elevated catastrophe losses and uncertainty around potential COVID-19 loss exposures. These events, as well as recent volatility in the capital markets, also have impacted investor decisions around allocation of capital to ILS, which in turn have impacted our assumptions for capital raises and redemptions within the funds we manage. Our cash flow assumptions for the Nephila fund management reporting unit reflect management's best estimate of the reporting unit's future cash flows, based on information currently available, however, these assumptions are inherently uncertain, require a high degree of estimation and judgment and are subject to change depending on the outcome of future events. Changes to these assumptions or an increase in the market-based weighted average cost of capital could have an adverse impact on the fair value of the Nephila fund management reporting unit, which could result in an impairment of goodwill.

See the risk factor titled "Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition" within Item 1A Risk Factors for further discussion of risks associated with our goodwill and intangible assets.

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
10K - 62

Additional factors that could cause actual results to differ from those predicted are set forth under Item 1 Business, Item 1A Risk Factors and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this report or are included in the items listed below:
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
10K - 63

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
•a failure or security breach of enterprise information technology systems that we use or a failure to comply with data protection or privacy regulations;
•outsourced providers may perform poorly, breach their obligations to us or expose us to enhanced risks;
•our acquisitions may increase our operational and internal control risks for a period of time;
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
•our substantial international operations and investments expose us to increased political, civil, operational and economic risks, including foreign currency exchange rate and credit risk;
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
•our compliance, or failure to comply, with covenants and other requirements under our revolving credit facility, senior debt and other indebtedness and our preferred shares;
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
10K - 64

•regulatory changes, or challenges by regulators, regarding the use of certain issuing carrier or fronting arrangements;
•our dependence on a limited number of brokers for a large portion of our revenues and third-party capital;
•adverse changes in our assigned financial strength, debt or preferred share ratings or outlook could adversely impact us, including our ability to attract and retain business, the amount of capital our insurance subsidiaries must hold and the availability and cost of capital;
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

Results from our underwriting, investing, Markel Ventures and other operations have been and will continue to be potentially materially affected by these factors. In addition, with respect to previously reported developments at Markel CATCo and the decision to place both the Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts, and Markel CATCo Re Ltd. (Markel CATCo Re) into run-off:
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The estimated fair value of our investment portfolio at December 31, 2020 was $24.9 billion, 43% of which was invested in fixed maturity securities and 28% of which was invested in equity securities. At December 31, 2019, the estimated fair value of our investment portfolio was $22.3 billion, 45% of which was invested in fixed maturity securities and 34% of which was invested in equity securities.

Our fixed maturity securities and equity securities are recorded at fair value, which is measured based upon quoted prices in active markets, if available. We determine fair value for these investments after considering various sources of information, including information provided by a third party pricing service. The pricing service provides prices for substantially all of our fixed maturity securities and equity securities. In determining fair value, we generally do not adjust the prices obtained from the pricing service. We obtain an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. We validate prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

10K - 65

Equity Price Risk

We invest a portion of shareholder funds in equity securities, which have historically produced higher long-term returns relative to fixed maturity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long term and focus on long-term total investment return, understanding that gains or losses on investments may fluctuate from one period to the next. Changes in the fair value of equity securities are recognized in net income.

At December 31, 2020, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of price volatility. At December 31, 2020, our ten largest equity holdings represented $3.1 billion, or 44%, of the equity portfolio. Investments in the property and casualty insurance industry represented $1.1 billion, or 15%, of our equity portfolio at December 31, 2020 and included a $744.4 million investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. We have investment guidelines that set limits on the equity holdings of our insurance subsidiaries.

The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in market prices as of December 31, 2020 and 2019. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Estimated Hypothetical Percentage Increase (Decrease) in Shareholders' Equity
As of December 31, 2020
Equity securities	$6,994	35% increase	$9,442	15.1%
		35% decrease	4,546	(15.1)
As of December 31, 2019
Equity securities	$7,591	35% increase	$10,248	19.0%
		35% decrease	4,934	(19.0)

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality government, municipal and corporate bonds that generally match the duration and currency of our loss reserves. The fixed maturity portfolio, including short-term investments and cash and cash equivalents, has an average duration of 3.3 years and an average rating of "AA." See note 4(c) of the notes to consolidated financial statements included under Item 8 for disclosure of contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

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

10K - 66

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2020 and 2019. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturity Securities	Shareholders' Equity
Fixed Maturity Securities
As of December 31, 2020
Total fixed maturity securities	$10,682	200 bp decrease	$11,938	11.8%	7.8%
		100 bp decrease	11,277	5.6	3.7
		100 bp increase	10,128	(5.2)	(3.4)
		200 bp increase	9,597	(10.2)	(6.7)
As of December 31, 2019
Total fixed maturity securities	$9,971	200 bp decrease	$11,212	12.4%	8.9%
		100 bp decrease	10,570	6.0	4.3
		100 bp increase	9,407	(5.7)	(4.0)
		200 bp increase	8,881	(10.9)	(7.8)
Liabilities (1)
As of December 31, 2020
Borrowings	$4,367	200 bp decrease	$5,727
		100 bp decrease	4,975
		100 bp increase	3,872
		200 bp increase	3,464
As of December 31, 2019
Borrowings	$3,907	200 bp decrease	$5,050
		100 bp decrease	4,419
		100 bp increase	3,486
		200 bp increase	3,138
(1)Changes in estimated fair value have no impact on shareholders' equity.

Foreign Currency Exchange Rate Risk

We have foreign currency exchange rate risk associated with certain of our assets and liabilities related to certain of our foreign operations. We manage this risk primarily by matching assets and liabilities in each foreign currency, other than non-monetary assets, as closely as possible. Our non-monetary assets primarily consist of goodwill and intangible assets, a portion of which are remeasured into the U.S. Dollar at historic exchange rates and are therefore not subject to foreign currency exchange rate risk. As of December 31, 2020 and December 31, 2019, the carrying value of goodwill and intangible assets that are subject to foreign currency exchange rate risk was $119.1 million and $123.0 million, respectively.

To assist with the matching of assets and liabilities in foreign currencies, we periodically purchase foreign currency forward contracts and we purchase or sell foreign currencies in the open market. Realized and unrealized gains and losses on our forward contracts are recorded in earnings. Our forward contracts generally have maturities of three months. At December 31, 2020 and 2019, substantially all of our monetary assets and liabilities denominated in foreign currencies were either matched or hedged.
At December 31, 2020 and 2019, 88% and 89%, respectively, of our invested assets were denominated in U.S. Dollars. At December 31, 2020 and 2019, 85% and 84%, respectively, of our reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were denominated in U.S. Dollars. At those dates, the largest foreign currency denominated balances within both our invested assets and reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were the Euro and British Pound Sterling.

10K - 67

Credit Risk

Fixed Maturity Investments

Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. Our fixed maturity portfolio has an average rating of "AA," with 98% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturity securities that are unrated or rated below investment grade. At December 31, 2020, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Reinsurance Recoverables

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our ceded reinsurance agreements. Within our underwriting operations, our reinsurance recoverables balance for the ten largest reinsurers was $1.6 billion at December 31, 2020, representing 60% of the total reinsurance recoverables, before considering allowances for credit losses. All of our ten largest reinsurers within our underwriting operations were rated "A" or better by A.M. Best. We were the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $473.2 million at December 31, 2020, collateralizing reinsurance recoverable balances due from these ten reinsurers.

Within our program services business, our reinsurance recoverables balance for the ten largest reinsurers was $2.3 billion at December 31, 2020, representing 70% of the $3.3 billion total reinsurance recoverables, before considering allowances for credit losses. Six of our ten largest reinsurers within our program services business were rated "A" or better by A.M. Best. We were the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.9 billion at December 31, 2020, collateralizing reinsurance recoverable balances due from these ten reinsurers, and $2.8 billion for our total reinsurance recoverables balance. For reinsurers with a credit rating of lower than "A" we employ a stringent collateral monitoring program, under which the majority of the reinsurance recoverable balances are fully collateralized. These collateral requirements are regularly monitored by a credit committee within our program services operations. See note 10 of the notes to consolidated financial statements included under Item 8 for additional details about our reinsurance recoverables and exposures.

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

10K - 68

We monitor changes in the financial condition of each of our reinsurers, and we assess our concentration of credit risk on a regular basis. Within our program services business, we mitigate credit risk by either selecting well capitalized, highly rated authorized reinsurers or requiring that the reinsurer post substantial collateral to secure the reinsured risks, which in some instances, exceeds the related reinsurance recoverable. While we believe that net reinsurance recoverable balances are collectible, deterioration in reinsurers' ability to pay, or collection disputes, could adversely affect our operating cash flows, financial position and results of operations.

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

10K - 69

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Markel Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Markel Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Lansing Building Products, LLC (Lansing) during 2020. Management excluded Lansing's internal control over financial reporting from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020, associated with 2% of the Company's consolidated assets and 7% of the Company's consolidated operating revenues included in the consolidated financial statements as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Lansing.

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

10K - 70

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
February 19, 2021

10K - 71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Markel Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of the liability for unpaid losses and loss adjustment expenses for the
Company's underwriting operations

As described in Note 9, the Company has recorded a liability for unpaid losses and loss adjustment expenses (loss reserves) of $16.2 billion as of December 31, 2020. Of this amount, $12.9 billion represents loss reserves for the Company's underwriting operations. The Company's actuaries use established actuarial methods and past development patterns to estimate ultimate losses to be paid. For its underwriting operations, loss reserves are established at the Company's best estimates, which incorporate the actuarial point estimates and are adjusted for certain subjective factors.
10K - 72

We identified the assessment of loss reserve estimation for the Company's underwriting operations as a critical audit matter because it involved significant measurement uncertainty. The assessment of actuarial methods and key assumptions used to estimate ultimate losses required specialized actuarial skills and subjective auditor judgment. Key assumptions included weighting of actuarial methods, expected loss ratios, and patterns and variability of loss development.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls over the Company's loss reserving process for its underwriting operations. This included controls over key assumptions and the determination of loss reserves. Additionally, we involved actuarial professionals with specialized skills and knowledge, who assisted in:

•assessing the Company's actuarial methodologies by comparing to generally accepted actuarial methodologies and evaluating the weighting of the methods based on common industry practice
•evaluating certain assumptions about future claims reporting and payment patterns used to determine the Company's actuarial point estimate for consistency with the Company's historical loss development and payment patterns
•developing independent actuarial estimates for certain product lines with long-tail loss reporting and payment patterns using the Company's underlying historical claims and policy data, as well as industry loss reporting and payment data for workers' compensation lines
•assessing the Company's actuarial analyses, including their methods and assumptions, for certain remaining product lines comprised of those with smaller balances or shorter tail loss reporting and payment patterns
•developing an independent range of consolidated loss reserves based on actuarial methods and assumptions and comparing those results to the Company's recorded reserves
•evaluating the movement of the Company's best estimate within our independently determined range of consolidated loss reserves between reporting periods.

We have served as the Company's auditor since 1980.

Richmond, Virginia
February 19, 2021
10K - 73

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(dollars in thousands)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $9,655,261 in 2020 and $9,448,840 in 2019)	$10,681,734	$9,970,909
Equity securities (cost of $2,732,998 in 2020 and $3,266,735 in 2019)	6,994,110	7,590,755
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,034,099	1,196,248
Total Investments	19,709,943	18,757,912
Cash and cash equivalents	4,341,736	3,072,807
Restricted cash and cash equivalents	874,913	427,546
Receivables	1,930,211	1,847,802
Reinsurance recoverables	5,989,337	5,432,712
Deferred policy acquisition costs	630,794	566,042
Prepaid reinsurance premiums	1,451,858	1,415,857
Goodwill	2,604,624	2,308,548
Intangible assets	1,782,718	1,738,474
Other assets	2,393,920	1,906,115
Total Assets	$41,710,054	$37,473,815
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$16,222,376	$14,728,676
Life and annuity benefits	1,069,986	985,729
Unearned premiums	4,433,245	4,057,727
Payables to insurance and reinsurance companies	493,470	406,720
Senior long-term debt and other debt (estimated fair value of $4,367,000 in 2020 and $3,907,000 in 2019)	3,484,023	3,534,183
Other liabilities	2,946,631	2,504,802
Total Liabilities	28,649,731	26,217,837
Redeemable noncontrolling interests	245,642	177,562
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	—
Common stock	3,428,340	3,404,919
Retained earnings	8,195,182	7,457,176
Accumulated other comprehensive income	584,376	208,772
Total Shareholders' Equity	12,799,789	11,070,867
Noncontrolling interests	14,892	7,549
Total Equity	12,814,681	11,078,416
Total Liabilities and Equity	$41,710,054	$37,473,815
See accompanying notes to consolidated financial statements.

10K - 74

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2020	2019	2018
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$5,612,205	$5,049,793	$4,712,060
Net investment income	371,830	451,888	434,215
Net investment gains (losses)	617,979	1,601,722	(437,596)
Products revenues	1,439,515	1,609,586	1,497,523
Services and other revenues	1,693,537	813,202	635,083
Total Operating Revenues	9,735,066	9,526,191	6,841,285
OPERATING EXPENSES
Losses and loss adjustment expenses	3,466,961	2,891,190	2,820,715
Underwriting, acquisition and insurance expenses	2,017,627	1,878,093	1,777,511
Products expenses	1,256,159	1,455,245	1,413,248
Services and other expenses	1,561,120	675,679	474,924
Amortization of intangible assets	159,315	148,638	115,930
Impairment of goodwill and intangible assets	—	—	199,198
Total Operating Expenses	8,461,182	7,048,845	6,801,526
Operating Income	1,273,884	2,477,346	39,759
Interest expense	(177,582)	(171,687)	(154,212)
Net foreign exchange gains (losses)	(95,853)	(2,265)	106,598
Loss on early extinguishment of debt	—	(17,586)	—
Income (Loss) Before Income Taxes	1,000,449	2,285,808	(7,855)
Income tax expense	(168,682)	(486,346)	(122,498)
Net Income (Loss)	831,767	1,799,462	(130,353)
Net (income) loss attributable to noncontrolling interests	(15,737)	(8,996)	2,173
Net Income (Loss) to Shareholders	816,030	1,790,466	(128,180)
Preferred stock dividends	(18,400)	—	—
Net Income (Loss) to Common Shareholders	$797,630	$1,790,466	$(128,180)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$356,159	$299,125	$(241,325)
Reclassification adjustments for net gains (losses) included in net income (loss)	(3,386)	(1,148)	7,849
Change in net unrealized gains on available-for-sale investments, net of taxes	352,773	297,977	(233,476)
Change in foreign currency translation adjustments, net of taxes	29,847	382	(16,495)
Change in net actuarial pension loss, net of taxes	(6,998)	5,042	2,341
Total Other Comprehensive Income (Loss)	375,622	303,401	(247,630)
Comprehensive Income (Loss)	1,207,389	2,102,863	(377,983)
Comprehensive (income) loss attributable to noncontrolling interests	(15,755)	(8,975)	2,213
Comprehensive Income (Loss) to Shareholders	$1,191,634	$2,093,888	$(375,770)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$55.67	$129.25	$(9.55)
Diluted	$55.63	$129.07	$(9.55)
See accompanying notes to consolidated financial statements.
10K - 75

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2017	$—	$3,381,834	$3,776,743	$2,345,571	$9,504,148	$(2,567)	$9,501,581	$166,269
Cumulative effect of adoption of ASU No. 2014-09, net of taxes			325	—	325	—	325	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes			2,595,484	(2,595,484)	—	—	—	—
Cumulative effect of adoption of ASU No. 2018-02			(402,853)	402,853	—	—	—	—
January 1, 2018	—	3,381,834	5,969,699	152,940	9,504,473	(2,567)	9,501,906	166,269
Net loss			(128,180)	—	(128,180)	(1,175)	(129,355)	(998)
Other comprehensive loss			—	(247,590)	(247,590)	—	(247,590)	(40)
Comprehensive Loss					(375,770)	(1,175)	(376,945)	(1,038)
Repurchase of common stock	—	—	(54,007)	—	(54,007)	—	(54,007)	—
Restricted stock awards expensed	—	16,191	—	—	16,191	—	16,191	—
Acquisition of Brahmin	—	—	—	—	—	—	—	19,670
Acquisition of Nephila	—	—	—	—	—	23,392	23,392	—
Adjustment of redeemable noncontrolling interests	—	—	(4,828)	—	(4,828)	—	(4,828)	4,828
Purchase of noncontrolling interest	—	(4,986)	—	—	(4,986)	—	(4,986)	(7,104)
Other	—	(46)	(374)	—	(420)	(1)	(421)	(8,563)
December 31, 2018	—	3,392,993	5,782,310	(94,650)	9,080,653	19,649	9,100,302	174,062
Net income (loss)			1,790,466	—	1,790,466	(7,820)	1,782,646	16,816
Other comprehensive income (loss)			—	303,422	303,422	—	303,422	(21)
Comprehensive Income (Loss)					2,093,888	(7,820)	2,086,068	16,795
Repurchase of common stock	—	—	(116,307)	—	(116,307)	—	(116,307)	—
Restricted stock awards expensed	—	16,000	—	—	16,000	—	16,000	—
Adjustment to Nephila purchase price allocation	—	—	—	—	—	(8,250)	(8,250)	—
Adjustment of redeemable noncontrolling interests	—	—	1,105	—	1,105	—	1,105	(1,105)
Purchase of noncontrolling interest	—	(4,219)	—	—	(4,219)	—	(4,219)	(4,542)
Other	—	145	(398)	—	(253)	3,970	3,717	(7,648)
December 31, 2019	—	3,404,919	7,457,176	208,772	11,070,867	7,549	11,078,416	177,562
Cumulative effect of adoption of ASU No. 2016-13, net of taxes			(3,827)	—	(3,827)	—	(3,827)	—
January 1, 2020	—	3,404,919	7,453,349	208,772	11,067,040	7,549	11,074,589	177,562
Net income			816,030	—	816,030	3,226	819,256	12,511
Other comprehensive income			—	375,604	375,604	—	375,604	18
Comprehensive Income					1,191,634	3,226	1,194,860	12,529
Issuance of preferred stock	591,891	—	—	—	591,891	—	591,891	—
Repurchase of common stock	—	—	(26,832)	—	(26,832)	—	(26,832)	—
Preferred stock dividends	—	—	(18,400)	—	(18,400)	—	(18,400)	—
Restricted stock awards expensed	—	29,779	—	—	29,779	—	29,779	—
Acquisition of Lansing	—	—	—	—	—	—	—	43,566
Adjustment of redeemable noncontrolling interests	—	—	(28,705)	—	(28,705)	—	(28,705)	28,705
Purchase of noncontrolling interest	—	(6,131)	—	—	(6,131)	—	(6,131)	(7,029)
Other	—	(227)	(260)	—	(487)	4,117	3,630	(9,691)
December 31, 2020	$591,891	$3,428,340	$8,195,182	$584,376	$12,799,789	$14,892	$12,814,681	$245,642
See accompanying notes to consolidated financial statements.
10K - 76

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$831,767	$1,799,462	$(130,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	(2,733)	323,385	2,729
Depreciation and amortization	307,069	269,239	227,846
Net investment losses (gains)	(617,979)	(1,601,722)	437,596
Net foreign exchange losses (gains)	95,853	2,265	(106,598)
Impairment of goodwill and intangible assets	—	—	199,198
Increase in receivables	(28,174)	(103,982)	(27,961)
Increase in reinsurance recoverables	(549,654)	(209,971)	(434,809)
Increase in deferred policy acquisition costs	(61,569)	(93,015)	(15,585)
Increase in prepaid reinsurance premiums	(34,480)	(84,835)	(230,199)
Increase in unpaid losses and loss adjustment expenses	1,383,430	436,234	733,605
Decrease in life and annuity benefits	(44,651)	(52,159)	(50,541)
Increase in unearned premiums	354,679	438,951	293,078
Increase (decrease) in payables to insurance and reinsurance companies	76,586	65,460	(4,313)
Increase (decrease) in income taxes payable	(70,277)	36,938	53,730
Other	97,720	47,870	(54,566)
Net Cash Provided By Operating Activities	1,737,587	1,274,120	892,857
INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities and equity securities	1,580,288	353,918	419,199
Proceeds from maturities, calls and prepayments of fixed maturity securities	642,135	772,336	551,808
Cost of fixed maturity securities and equity securities purchased	(1,322,218)	(955,970)	(1,545,913)
Net change in short-term investments	(829,457)	(95,867)	1,101,636
Cost of equity method investments	(5,066)	(257,663)	(8,864)
Additions to property and equipment	(101,301)	(123,376)	(106,593)
Acquisitions, net of cash acquired	(554,127)	(245,332)	(1,175,211)
Other	77,998	16,795	(33,301)
Net Cash Used By Investing Activities	(511,748)	(535,159)	(797,239)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	223,183	1,645,182	206,949
Repayment of senior long-term debt and other debt	(275,996)	(1,103,674)	(289,199)
Premiums and fees related to early extinguishment of debt	—	(27,073)	—
Repurchases of common stock	(26,832)	(116,307)	(54,007)
Issuance of preferred stock, net	591,891	—	—
Dividends paid on preferred stock	(18,400)	—	—
Other	(59,290)	(38,811)	(42,728)
Net Cash Provided (Used) By Financing Activities	434,556	359,317	(178,985)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	55,901	5,643	(21,047)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,716,296	1,103,921	(104,414)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	3,500,353	2,396,432	2,500,846
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF YEAR	$5,216,649	$3,500,353	$2,396,432
See accompanying notes to consolidated financial statements.
10K - 77

MARKEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Corporation is a diverse financial holding company serving a variety of niche markets. Markel Corporation's principal business markets and underwrites specialty insurance products. Through its wholly owned subsidiary, Markel Ventures, Inc. (Markel Ventures), Markel Corporation also owns interests in various businesses that operate outside of the specialty insurance marketplace. See note 2 for details regarding reportable segments.

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

b) Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Management periodically reviews its estimates and assumptions. Quarterly reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses, life and annuity reinsurance benefit reserves and contingencies. Estimates and assumptions for goodwill and intangible assets are reviewed in conjunction with an acquisition, and goodwill and indefinite-lived intangible assets are reassessed at least annually for impairment. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

c) Investments. Available-for-sale investments and equity securities are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments, net of income taxes, are included in other comprehensive income. Unrealized gains and losses on equity securities, net of income taxes, are included in net income.

The Company completes a detailed analysis each quarter to assess declines in the fair value of its available-for-sale investments. Effective January 1, 2020, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendments, which created a new comprehensive credit losses standard, FASB Accounting Standards Codification (ASC) 326, Financial Instruments—Credit Losses. Upon adoption of ASC 326, any impairment losses on the Company's available-for-sale investments are recorded as an allowance, subject to reversal, rather than as a reduction in amortized cost, as was required under the previous other-than-temporary impairment (OTTI) model. In accordance with the provisions of ASU No. 2016-13, prior periods have not been restated. See note 1(w) for further discussion of the impact of adopting this standard.

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
See note 4 and note 5 for further details regarding the Company's investment portfolio.
10K - 78

d) Cash and Cash Equivalents. The Company considers all investments with original maturities of 90 days or less to be cash equivalents. The carrying value of the Company's cash and cash equivalents approximates fair value.

e) Restricted Cash and Cash Equivalents. Cash and cash equivalents that are restricted as to withdrawal or use are recorded as restricted cash and cash equivalents. The carrying value of the Company's restricted cash and cash equivalents approximates fair value.

f) Receivables. Receivables include amounts receivable from agents, brokers and insureds, which represent premiums that are both currently due and amounts not yet due on insurance and reinsurance policies. Premiums for insurance policies are generally due at inception. Premiums for reinsurance policies generally become due over the period of coverage based on the policy terms. Changes in the estimate of reinsurance premiums written will result in an adjustment to premiums receivable in the period they are determined. Receivables also include amounts receivable from contracts with customers, which represent the Company's unconditional right to consideration for satisfying the performance obligations outlined in the contract.

The Company monitors credit risk associated with receivables, taking into consideration the fact that in certain instances in the Company's insurance operations credit risk may be reduced by the Company's right to offset loss obligations or unearned premiums against premiums receivable. An allowance is established for amounts deemed uncollectible and receivables are recorded net of this allowance. Following the adoption of ASC 326, as described in note 1(w), beginning January 1, 2020 the allowance is established for expected credit losses to be recognized over the life of the receivable. Any allowance for credit losses is charged to net income in the period the receivable is recorded and revised in subsequent periods to reflect changes in the Company's estimate of expected credit losses. The allowance for credit losses associated with the Company's receivables was $24.2 million and $18.7 million as of December 31, 2020 and 2019, respectively.

g) Reinsurance Recoverables. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from individual reinsurers. To further reduce credit exposure on reinsurance recoverables, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements. An allowance is established for amounts deemed uncollectible and reinsurance recoverables are recorded net of this allowance. Following the adoption of ASC 326, as described in note 1(w), beginning January 1, 2020 the allowance is established for expected credit losses to be recognized over the life of the reinsurance recoverable. Any allowance for credit losses is charged to net income in the period the recoverable is recorded and revised in subsequent periods to reflect changes in the Company's estimate of expected credit losses. The allowance for credit losses associated with the Company's reinsurance recoverables was $28.4 million and $26.8 million as of December 31, 2020 and 2019, respectively.

h) Deferred Policy Acquisition Costs. Costs directly related to the acquisition of insurance premiums are deferred and amortized over the related policy period, generally one year. The Company only defers acquisition costs incurred that are related directly to the successful acquisition of new or renewal insurance contracts, including commissions to agents and brokers and premium taxes. Commissions received related to reinsurance premiums ceded are netted against broker commissions in determining acquisition costs eligible for deferral. To the extent that future policy revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company does not consider anticipated investment income in determining whether a premium deficiency exists. See note 2(a) and (e) for further details regarding policy acquisition costs.

i) Goodwill and Intangible Assets. Goodwill and intangible assets are recorded as a result of business acquisitions. Goodwill represents the excess of the amount paid to acquire a business over the net fair value of assets acquired and liabilities assumed at the date of acquisition. Indefinite-lived and other intangible assets are recorded at fair value as of the acquisition date. The determination of the fair value of certain assets acquired and liabilities assumed involves significant judgment and the use of valuation models and other estimates, which require assumptions that are inherently subjective. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. Intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives, generally five to 20 years, and are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. See note 6 for further details regarding goodwill and intangible assets.

j) Property and Equipment. Property and equipment is maintained primarily by certain of the Company's Markel Ventures businesses and is stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the
10K - 79

straight-line method over the estimated useful lives of the respective assets. Property and equipment, net of accumulated depreciation, was $632.0 million and $588.6 million as of December 31, 2020 and 2019, respectively, and is included in other assets on the Company's consolidated balance sheets.

k) Leases. The present value of future lease payments for the Company's leases with terms greater than 12 months is included on the consolidated balance sheets as lease liabilities and right-of-use lease assets.

The Company's lease portfolio primarily consists of operating leases for real estate. Total expected lease payments are based on the lease payments specified in the contract and the stated term, including any options to extend or terminate that the Company is reasonably certain to exercise. The Company accounts for lease components and any associated non-lease components within a contract as a single lease component, and therefore allocates all of the expected lease payments to the lease component.

The lease liability, which represents the Company's contractual obligation to make lease payments, is calculated based on the present value of expected lease payments over the remaining lease term, discounted using the Company's collateralized incremental borrowing rate at the commencement date. The lease liability is then adjusted for any prepaid rent, lease incentives received or capitalized initial direct costs to determine the lease asset, which represents the Company's right to use the underlying asset for the lease term. Lease liabilities and lease assets are included in other liabilities and other assets, respectively, on the Company's consolidated balance sheets.

Total lease costs are primarily comprised of rental expense for operating leases, which is recognized on a straight line basis over the lease term. Rental expense attributable to the Company's underwriting operations is included in underwriting, acquisition and insurance expenses and rental expense attributable to the Company's other operations is included in products expenses and services and other expenses in the consolidated statements of income and comprehensive income. See note 7 for further details regarding leases.

l) Inventories. Inventories are maintained at certain of the Company's Markel Ventures businesses and consist primarily of raw materials, work-in-process and finished goods. Inventories are generally valued using the first-in-first-out method and stated at the lower of cost or net realizable value. Inventories were $412.6 million and $303.1 million as of December 31, 2020 and 2019, respectively, and are included in other assets on the Company's consolidated balance sheets.

m) Redeemable Noncontrolling Interests. The Company owns controlling interests in various companies through its Markel Ventures operations. In some cases, the Company has the option to acquire the remaining equity interests, and the remaining equity interests have the option to sell their interests to the Company, in the future. The redemption value of the remaining equity interests is generally based on the respective company's earnings in specified periods preceding the redemption date. The redeemable noncontrolling interests generally are or become redeemable through 2025.

The Company recognizes changes in the redemption value that exceed the carrying value of redeemable noncontrolling interests to retained earnings as if the balance sheet date was also the redemption date. Changes in the redemption value also result in an adjustment to net income to common shareholders in the calculation of basic and diluted net income per common share. See note 17 for further details regarding the calculation of basic and diluted net income per common share.

n) Income Taxes. The Company records deferred income taxes to reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. The Company recognizes the tax benefit from an uncertain tax position taken or expected to be taken in income tax returns only if it is more likely than not that the tax position will be sustained upon examination by tax authorities, based on the technical merits of the position. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach, whereby the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement is recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. See note 13 for further details regarding income taxes.

o) Unpaid Losses and Loss Adjustment Expenses. Unpaid losses and loss adjustment expenses on the Company's property and casualty insurance business are based on evaluations of reported claims and estimates for losses and loss adjustment expenses incurred but not reported. Estimates for losses and loss adjustment expenses incurred but not reported are based on
10K - 80

reserve development studies, among other things. Recorded reserves are estimates, and the ultimate liability may be greater or less than the estimates. See note 9 for further details regarding unpaid losses and loss adjustment expenses.

p) Life and Annuity Benefits. The Company has a run-off block of life and annuity reinsurance contracts that subject the Company to mortality, longevity and morbidity risks. The assumptions used to determine policy benefit reserves are generally locked-in for the life of the contract unless an unlocking event occurs. To the extent existing policy reserves, together with the present value of future gross premiums and expected investment income earned thereon, are not adequate to cover the present value of future benefits, settlement and maintenance costs, the locked-in assumptions are revised to current best estimate assumptions and a charge to earnings for life and annuity benefits is recognized at that time. Because of the assumptions and estimates used in establishing reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates. Results attributable to the run-off of life and annuity reinsurance business are included in services and other revenues and services and other expenses in the Company's consolidated statements of income and comprehensive income. See note 11 for further details regarding life and annuity benefits.

q) Revenue Recognition.

Property and Casualty Premiums

Insurance premiums written are generally recorded at the inception of a policy and earned on a pro rata basis over the policy period, typically one year. The cost of reinsurance ceded is initially recorded as prepaid reinsurance premiums and is amortized over the reinsurance contract period in proportion to the amount of insurance protection provided. Premiums ceded are netted against premiums written. For multi-year contracts where insurance premiums are payable in annual installments, written premiums are recorded at the inception of the contract based on management's best estimate of total premiums to be received. For contracts where the cedent has the ability to unilaterally commute or cancel coverage within the term of the policy, premiums are generally recorded on an annual basis or up to the contract cancellation point. The remaining premiums are estimated and included as written at each successive anniversary date within the multi-year term.

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

Other Revenues

Other revenues primarily relate to the Company's Markel Ventures, insurance-linked securities (ILS) and program services operations and consist of revenues from the sale of products and services. Revenues are recognized when, or as, control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Contracts with customers generally have an original term of one year or less. For contracts with customers that have an original term greater than one year, the Company recognizes revenue at the amount for which it has a right to invoice for the products delivered or services performed. Certain customers may receive volume rebates or credits for products and services, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to the customer and reduces revenues recognized by a corresponding amount. The Company does not expect significant changes to its estimates of variable consideration over the term of the contracts.
10K - 81

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

Through its Markel Ventures operations, the Company has several different businesses that manufacture or produce a variety of products, including ornamental plants, equipment used in baking systems, over-the-road transportation equipment, portable dredges, residential homes and flooring for the trucking industry. Most of the Company's product revenues are recognized when the products are shipped to the customer or the products arrive at the agreed upon destination with the end customer. Some of the Company's contracts include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on the relative standalone selling price, which is derived from amounts stated in the contract.

Through its Markel Ventures operations, the Company also has several different businesses that provide various types of services, including distribution of exterior building products, fire protection and life safety services and consulting services. Service revenues are generally recognized over the term of the contracts based on hours incurred or as services are provided.

The Company's other revenues also include investment management fee income and managing general agent (MGA) commissions provided through our ILS operations. Investment management fee income is recognized over the period in which investment management services are provided and is calculated and recognized monthly based on the net asset value of the accounts managed. For certain accounts, the Company is also entitled to participate, on a fixed-percentage basis, in any net income generated in excess of an agreed-upon threshold as established by the underlying investment management agreements. In general, net income is calculated at the end of each calendar year and incentive fees are payable annually. Incentive fee income is recognized at the conclusion of the contractual performance period, when the uncertainty related to performance has been resolved. MGA commissions are based on the direct written premiums of the insurance contracts placed. Commissions received for these services are generally recognized when the related policy is written.

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

See note 8 for further details regarding products, services, and other revenues.

r) Program Services. In connection with its program services business, the Company enters into contractual agreements with both producing general agents and reinsurers, whereby the general agents and reinsurers are typically obligated to each other for payment of insurance amounts, including premiums, commissions and losses. To the extent these funds are not the obligation of the Company and are settled directly between the general agent and the reinsurer, no receivables or payables are recorded for these amounts. All obligations of the Company's insurance subsidiaries owed to or on behalf of their policyholders are recorded by the Company and, to the extent appropriate, offsetting reinsurance recoverables are recorded.

s) Foreign Currency Transactions. The U.S. Dollar is the Company's reporting currency and the primary functional currency of its foreign underwriting operations. The functional currencies of the Company's other foreign operations are the currencies of the primary economic environments in which the majority of their business is transacted.

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

Assets and liabilities of foreign operations denominated in a functional currency other than the U.S. Dollar are translated into the U.S. Dollar at current exchange rates, with resulting gains or losses included, net of taxes, in the change in foreign
10K - 82

currency translation adjustments within other comprehensive income. See note 18 for further details regarding the components of other comprehensive income.

t) Comprehensive Income. Comprehensive income represents all changes in equity that result from recognized transactions and other economic events during the period. Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income, such as unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and changes in net actuarial pension loss. See note 18 for further details regarding comprehensive income.

u) Net Income Per Common Share. Basic net income per common share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the year. See note 17 for further details regarding the calculation of basic and diluted net income per common share.

v) Variable Interest Entities. The Company determines whether it has relationships with entities defined as VIEs in accordance with ASC 810, Consolidation. Under this guidance, a VIE is consolidated by the variable interest holder that is determined to be the primary beneficiary.

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

The Company determines whether an entity is a VIE at the inception of its variable interest in the entity and upon the occurrence of certain reconsideration events. The Company continually reassesses whether it is the primary beneficiary of VIEs in which it holds a variable interest. See note 15 for further details regarding the Company's involvement with VIEs.

w) Recent Accounting Pronouncements.

Accounting Standards Adopted in 2020

Effective January 1, 2020, the Company adopted ASC 326, Financial Instruments—Credit Losses. This new standard replaced the incurred loss model used to measure impairment losses for financial assets measured at amortized cost with a current expected credit loss (CECL) model and also made changes to the impairment model for available-for-sale investments. Under the CECL model, allowances are established for expected credit losses to be recognized over the life of financial assets. Application of the CECL model impacted certain of the Company's financial assets, including its reinsurance recoverables and receivables. The CECL model did not impact the Company's investment portfolio, which is measured at fair value. However, ASC 326 replaced the OTTI model with an impairment allowance model, subject to reversal, for available-for-sale investments. As a result of adopting ASC 326, the Company increased its allowances for credit losses related to its reinsurance recoverables and receivables by $3.8 million and $1.0 million, respectively, which was recorded through a cumulative-effect adjustment to retained earnings as of January 1, 2020 ($3.8 million, net of taxes). The Company continues to apply the previous guidance to 2019 and prior periods.

The following ASUs are relevant to the Company's operations and were adopted effective January 1, 2020. These ASUs did not have a material impact on the Company's financial position, results of operations or cash flows:
•     ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
10K - 83

•     ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
•     ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The FASB subsequently issued several ASUs as amendments to ASU No. 2018-12. The standard requires insurance entities with long duration contracts to: (1) review and, if there is a change, update the assumptions used to measure cash flows at least annually, as well as update the discount rate assumption at each reporting date; (2) measure all market risk benefits associated with deposit (or account balance) contracts at fair value; and (3) disclose liability rollforwards and information about significant inputs, judgments, assumptions and methods used in measurement, including changes thereto and the effect of those changes on measurement. ASU No. 2018-12 becomes effective for the Company during the first quarter of 2023. The standard will, among other things, impact the discount rate used in estimating reserves for the Company's life and annuity reinsurance portfolio, which is in runoff. Currently, the discount rate assumption is locked-in for the life of the contracts, unless there is a loss recognition event. The Company is currently evaluating ASU No. 2018-12 to determine the impact that adopting this standard will have on its consolidated financial statements.

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

2. Segment Reporting Disclosures

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

Segment profit for each of the Company's underwriting segments is measured by underwriting profit. The property and casualty insurance industry commonly defines underwriting profit as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit does not replace operating income or net income computed in accordance with U.S. GAAP as a measure of profitability. Underwriting profit or loss provides a basis for management to evaluate the Company's underwriting performance. Segment profit for the Company's underwriting segments may also include other revenues and expenses that are attributable to the Company's underwriting operations that are not captured in underwriting profit. Segment profit for the Investing segment is measured by net investment income and net investment gains. Segment profit for the Markel Ventures segment is measured by operating income.

For management reporting purposes, the Company allocates assets to its underwriting operations and to its Investing and Markel Ventures segments and certain of its other operations, including its insurance-linked securities and program services
10K - 84

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

	Year Ended December 31, 2020
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$6,029,024	$1,130,923	$—	$—	$2,106,718		$9,266,665
Net written premiums	4,977,662	960,123	—	—	(5,547)		5,932,238

Earned premiums	4,688,448	929,348	—	—	(5,591)		5,612,205
Losses and loss adjustment expenses:
Current accident year	(3,373,085)	(700,240)	—	—	—		(4,073,325)
Prior accident years	554,586	51,755	—	—	23		606,364
Amortization of policy acquisition costs	(988,668)	(240,493)	—	—	—		(1,229,161)
Other operating expenses	(712,280)	(74,379)	—	—	(1,807)		(788,466)
Underwriting profit (loss)	169,001	(34,009)	—	—	(7,375)		127,617
Net investment income	—	—	371,585	245	—		371,830
Net investment gains	—	—	617,979	—	—		617,979
Products revenues	—	—	—	1,439,515	—		1,439,515
Services and other revenues	—	—	—	1,355,199	338,338		1,693,537
Products expenses	—	—	—	(1,256,159)	—		(1,256,159)
Services and other expenses	—	(41,461)	—	(1,232,150)	(287,509)		(1,561,120)
Amortization of intangible assets (3)	—	—	—	(52,572)	(106,743)		(159,315)
Segment profit (loss)	$169,001	$(75,470)	$989,564	$254,078	$(63,289)		$1,273,884
Interest expense							(177,582)
Net foreign exchange losses							(95,853)
Income before income taxes							$1,000,449
U.S. GAAP combined ratio (4)	96%	104%			NM	(5)	98%
(1)Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $60.3 million for the year ended December 31, 2020.
(2)Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $41.9 million for the year ended December 31, 2020, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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
10K - 85

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
(2)Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $39.7 million for the year ended December 31, 2019, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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

10K - 86

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
(2)Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $44.5 million for the year ended December 31, 2018, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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
(5)NM - Ratio is not meaningful
10K - 87

b) The following table summarizes earned premiums by major product grouping.

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Insurance segment:
General liability	$1,261,411	$1,039,617	$889,543
Professional liability	1,068,365	814,587	701,867
Property	356,934	364,830	369,116
Marine and energy	458,050	391,464	376,747
Personal lines	405,210	378,522	374,543
Programs	238,909	294,418	288,398
Workers' compensation	338,186	349,770	329,690
Other products	561,383	510,865	454,035
Total Insurance	4,688,448	4,144,073	3,783,939
Reinsurance segment:
Property	191,968	201,486	233,195
Casualty	441,599	408,368	360,739
Specialty	295,781	293,733	334,640
Total Reinsurance	929,348	903,587	928,574
Other	(5,591)	2,133	(453)
Total earned premiums	$5,612,205	$5,049,793	$4,712,060

The Company does not manage products at this level of aggregation as it offers a diverse portfolio of products and manages these products in logical groupings within each underwriting segment.

c) During the years ended December 31, 2020, 2019 and 2018, 79%, 81% and 79%, respectively, of gross premiums written in the Company's underwriting segments were attributed to risks or cedents located in the United States. Substantially all of the gross premiums written in the Company's program services and other fronting businesses during 2020, 2019 and 2018 were attributed to risks located in the United States.

Most of the Company's gross written premiums are placed through insurance and reinsurance brokers. During the years ended December 31, 2020, 2019 and 2018, the Company's top two independent brokers accounted for 31%, 28% and 25% of gross premiums written in the Company's underwriting segments. During the years ended December 31, 2020, 2019 and 2018, the top two independent brokers accounted for 20%, 17% and 13%, respectively, of gross premiums written in the Insurance segment and 84%, 82% and 76%, respectively, of gross premiums written in the Reinsurance segment.

During the years ended December 31, 2020, 2019 and 2018, the portion of Markel Ventures segment revenues attributable to U.S. operations was 95%, 90%, and 88%, respectively.

10K - 88

d) The following table reconciles segment assets to the Company's consolidated balance sheets.

	December 31,
(dollars in thousands)	2020	2019
Segment assets:
Investing	$24,781,946	$22,129,633
Underwriting	7,228,297	6,621,639
Markel Ventures	3,636,060	2,550,835
Total segment assets	35,646,303	31,302,107
Other operations	6,063,751	6,171,708
Total assets	$41,710,054	$37,473,815

e) The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2020
Insurance segment	$454,723	$2,746,032	$9,241,952
Reinsurance segment	176,071	708,855	3,417,973
Other underwriting	—	—	276,090
Total Underwriting	630,794	3,454,887	12,936,015
Program services and other	—	978,358	3,286,361
Total	$630,794	$4,433,245	$16,222,376
December 31, 2019
Insurance segment	$392,774	$2,356,875	$8,119,046
Reinsurance segment	173,268	677,260	3,395,459
Other underwriting	—	—	298,062
Total Underwriting	566,042	3,034,135	11,812,567
Program services and other	—	1,023,592	2,916,109
Total	$566,042	$4,057,727	$14,728,676

3. Acquisitions

Lansing Building Products, LLC

In April 2020, the Company acquired a controlling interest in Lansing Building Products, LLC, a supplier of exterior building products and materials to professional contractors throughout the U.S., which simultaneously acquired the distribution business of Harvey Building Products to enhance geographic reach and scale (together, Lansing), bringing the Company's ownership in Lansing to 91%. Under the terms of the acquisition agreement, the Company has the option to acquire the remaining equity interests and the remaining equity holders have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on Lansing's earnings in specified periods preceding the redemption dates. Total consideration for both transactions was $559.2 million, all of which was cash.

The purchase price was allocated to the acquired assets and liabilities of Lansing based on estimated fair value at the acquisition date. The Company recognized goodwill of $287.1 million, which is primarily attributable to expected future earnings and cash flow potential of Lansing. The majority of the goodwill recognized is not deductible for income tax purposes. The Company also recognized other intangible assets of $210.0 million, which included $188.0 million of customer relationships and $22.0 million of trade names, which are being amortized over a weighted average period of 16 years and 14 years, respectively. The Company also recognized redeemable noncontrolling interests of $43.6 million. Results attributable to Lansing are included in the Company's Markel Ventures segment.

10K - 89

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

As of December 31, 2019, the purchase price was preliminarily allocated to the acquired assets and liabilities of VSC based on estimated fair value at the acquisition date. During 2020, the Company completed the process of determining the fair value of the assets and liabilities acquired with VSC. The Company recognized goodwill of $124.9 million, which is primarily attributable to expected future earnings and cash flow potential of VSC. All of the goodwill recognized is deductible for income tax purposes. The Company also recognized other intangible assets of $64.5 million, which included $48.0 million of customer relationships, $14.0 million of trade names and $2.5 million of other intangible assets, which are being amortized over a weighted average period of 12 years, 12 years and 8 years, respectively. Results attributable to VSC are included in the Company's Markel Ventures segment.

The Hagerty Group, LLC
In June 2019, the Company acquired a minority ownership interest in The Hagerty Group, LLC (Hagerty Group), a company that primarily operates as a managing general agent under the names Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty). Hagerty Group also includes Hagerty Re, a Bermuda Class 3 reinsurance company. Hagerty Group is a leading automotive lifestyle brand and provider of specialty insurance to automobile enthusiasts. Total consideration for the Company's investment was $212.5 million. The Company's investment in Hagerty Group is accounted for under the equity method and is included in other assets on the Company's consolidated balance sheet.

Brahmin Leather Works, LLC
In October 2018, the Company acquired 90% of Brahmin Leather Works, LLC (Brahmin), a creator of fashion leather handbags. Total consideration for the acquisition was $192.9 million, which included cash of $172.3 million. Total consideration also included the estimated fair value of contingent consideration the Company expects to pay based on Brahmin's earnings, as defined in the purchase agreement, for the period of 2019 through 2021. Under the terms of the acquisition agreement, the Company has the option to acquire the remaining equity interests and the remaining equity holders have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on Brahmin's earnings in specified periods preceding the redemption dates.

The purchase price was allocated to the acquired assets and liabilities of Brahmin based on estimated fair value at the acquisition date. The Company recognized goodwill of $63.8 million, which is primarily attributable to expected future earnings and cash flow potential of Brahmin. The majority of the goodwill recognized is deductible for income tax purposes. The Company also recognized other intangible assets of $93.3 million, which included $57.0 million of customer relationships, $35.0 million of trade names and $1.3 million of other intangible assets, which are being amortized over a weighted average period of 16 years, 16 years and 8 years, respectively. The Company also recognized redeemable noncontrolling interests of $19.6 million. Results attributable to Brahmin are included in the Company's Markel Ventures segment.

Nephila Holdings Ltd.
In November 2018, the Company acquired all of the outstanding shares of Nephila Holdings Ltd. (Nephila), a Bermuda-based investment fund manager offering a broad range of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives. Nephila generates revenue primarily through management and incentive fees. Total consideration for the acquisition was $974.4 million, all of which was cash.

The purchase price was allocated to the acquired assets and liabilities of Nephila based on estimated fair values at the acquisition date. The Company recognized goodwill of $434.2 million, which is primarily attributable to expected future earnings and cash flow potential of Nephila. None of the goodwill recognized is deductible for income tax purposes. The Company also recognized other intangible assets of $551.0 million, which included $468.0 million of investment management agreements, $32.0 million of broker relationships, $27.0 million of technology and $24.0 million of trade names, which are being amortized over a weighted average period of 17 years, 12 years, 6 years and 14 years, respectively. The Company also recognized noncontrolling interests of $15.1 million attributable to certain consolidated subsidiaries of Nephila that are not wholly-owned. Nephila operates as a separate business unit and its operating results are not included in a reportable segment.
10K - 90

4. Investments

a) The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains in the tables below are presented before taxes and any adjustments related to life and annuity benefit reserves. See note 11.

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$580,716	$9,091	$(507)	$589,300
U.S. government-sponsored enterprises	500,053	51,593	(92)	551,554
Obligations of states, municipalities and political subdivisions	3,903,292	386,784	(235)	4,289,841
Foreign governments	1,352,616	275,450	(57)	1,628,009
Commercial mortgage-backed securities	1,736,257	149,359	(34)	1,885,582
Residential mortgage-backed securities	811,732	58,742	(29)	870,445
Asset-backed securities	5,812	154	—	5,966
Corporate bonds	764,783	96,257	(3)	861,037
Total fixed maturity securities	9,655,261	1,027,430	(957)	10,681,734
Short-term investments	2,030,460	3,645	(6)	2,034,099
Investments, available-for-sale	$11,685,721	$1,031,075	$(963)	$12,715,833

	December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$282,305	$2,883	$(402)	$284,786
U.S. government-sponsored enterprises	318,831	23,949	(200)	342,580
Obligations of states, municipalities and political subdivisions	3,954,779	235,915	(812)	4,189,882
Foreign governments	1,415,639	135,763	(9,398)	1,542,004
Commercial mortgage-backed securities	1,761,777	57,450	(1,382)	1,817,845
Residential mortgage-backed securities	855,641	32,949	(517)	888,073
Asset-backed securities	11,042	28	(22)	11,048
Corporate bonds	848,826	47,551	(1,686)	894,691
Total fixed maturity securities	9,448,840	536,488	(14,419)	9,970,909
Short-term investments	1,194,953	1,355	(60)	1,196,248
Investments, available-for-sale	$10,643,793	$537,843	$(14,479)	$11,167,157

10K - 91

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2020
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$66,220	$(507)	$—	$—	$66,220	$(507)
U.S. government-sponsored enterprises	14,878	(92)	—	—	14,878	(92)
Obligations of states, municipalities and political subdivisions	28,037	(223)	2,960	(12)	30,997	(235)
Foreign governments	20,790	(57)	—	—	20,790	(57)
Commercial mortgage-backed securities	13,178	(26)	2,526	(8)	15,704	(34)
Residential mortgage-backed securities	3,345	(29)	—	—	3,345	(29)
Corporate bonds	92	(3)	—	—	92	(3)
Total fixed maturity securities	146,540	(937)	5,486	(20)	152,026	(957)
Short-term investments	349,978	(6)	—	—	349,978	(6)
Total	$496,518	$(943)	$5,486	$(20)	$502,004	$(963)

At December 31, 2020, the Company held 36 available-for-sale securities with a total estimated fair value of $502.0 million and gross unrealized losses of $963 thousand. Of these 36 securities, six securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $5.5 million and gross unrealized losses of $20 thousand. The Company does not intend to sell or believe it will be required to sell these available-for-sale securities before recovery of their amortized cost.

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
10K - 92

At December 31, 2019, the Company held 201 securities with a total estimated fair value of $963.2 million and gross unrealized losses of $14.5 million. Of these 201 securities, 122 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $352.0 million and gross unrealized losses of $7.3 million.

Following the adoption of ASC 326, as described in note 1(w), beginning January 1, 2020 the Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is the result of a credit loss. All available-for-sale securities with unrealized losses are reviewed. The Company considers many factors in completing its quarterly review of securities with unrealized losses for credit-related impairment to determine whether a credit loss exists, including the extent to which fair value is below cost, the implied yield to maturity, rating downgrades of the security and whether or not the issuer has failed to make scheduled principal or interest payments. The Company also takes into consideration information about the financial condition of the issuer and industry factors that could negatively impact the capital markets.

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss. Any such amount is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses as of December 31, 2020.

As part of its quarterly analysis for impairment, the Company also considers whether it intends to sell an available-for-sale security or if it is more likely than not it will be required to sell the security before recovery of its amortized cost. In these instances, a decline in fair value is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

c) The amortized cost and estimated fair value of fixed maturity securities at December 31, 2020 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$383,330	$390,636
Due after one year through five years	1,861,527	1,994,002
Due after five years through ten years	2,348,671	2,592,111
Due after ten years	2,507,932	2,942,992
	7,101,460	7,919,741
Commercial mortgage-backed securities	1,736,257	1,885,582
Residential mortgage-backed securities	811,732	870,445
Asset-backed securities	5,812	5,966
Total fixed maturity securities	$9,655,261	$10,681,734

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties, and the holders may have the right to put the securities back to the issuer. Based on expected maturities, the estimated average duration of fixed maturity securities at December 31, 2020 was 5.6 years.

10K - 93

d) The following table presents the components of net investment income.

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Interest:
Municipal bonds (tax-exempt)	$63,718	$71,351	$80,016
Municipal bonds (taxable)	66,713	72,818	73,058
Other taxable bonds	157,990	162,861	159,329
Short-term investments, including overnight deposits	14,321	50,425	48,765
Dividends on equity securities	89,303	100,222	90,840
Income (loss) from equity method investments	(4,430)	4,368	(1,924)
Other	434	5,338	881
	388,049	467,383	450,965
Investment expenses	(16,219)	(15,495)	(16,750)
Net investment income	$371,830	$451,888	$434,215

e) The following table presents the components of net investment gains (losses) and the change in net unrealized gains included in other comprehensive income (loss).

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Fixed maturity securities:
Realized gains	$12,582	$6,851	$4,221
Realized losses	(8,473)	(2,848)	(5,768)
Short-term investments:
Realized gains	2,037	1,457	1,604
Realized losses	(463)	(2,999)	(10,545)
Cost-method investments:
Realized gains	14,239	—	—
Other investment losses	(5,142)	(3,943)	(1,486)
Net realized investment gains (losses)	14,780	(1,482)	(11,974)
Equity securities:
Change in fair value of securities sold during the period	(470,008)	38,291	20,177
Change in fair value of securities held at the end of the period	1,073,207	1,564,913	(445,799)
Total change in fair value	603,199	1,603,204	(425,622)
Net investment gains (losses)	$617,979	$1,601,722	$(437,596)
Change in net unrealized gains included in other comprehensive income (loss):
Fixed maturity securities	$507,903	$429,654	$(297,158)
Short-term investments	2,344	3,626	(2,288)
Adjustment for life and annuity benefit reserves (see note 11)	(68,158)	(51,390)	—
Net increase (decrease)	$442,089	$381,890	$(299,446)

10K - 94

f) Total restricted assets are included on the Company's consolidated balance sheets as follows.

	December 31,
(dollars in thousands)	2020	2019
Investments	$4,217,230	$4,134,164
Restricted cash and cash equivalents	874,913	427,546
Total	$5,092,143	$4,561,710

The following table presents the components of restricted assets.

	December 31,
(dollars in thousands)	2020	2019
Assets held in trust or on deposit to support underwriting activities	$4,704,943	$4,155,621
Assets pledged as security for letters of credit	387,200	406,089
Total	$5,092,143	$4,561,710

g) At December 31, 2020 and 2019, investments in securities issued by the U.S. Treasury, U.S. government agencies and U.S. government-sponsored enterprises were the only investments in any one issuer that exceeded 10% of shareholders' equity.

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
10K - 95

speeds. The Company validates prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in certain insurance-linked securities funds managed by Markel CATCo Investment Management Ltd. (MCIM), a consolidated subsidiary, that are not traded on an active exchange, as further described and defined in note 15 (the Markel CATCo Funds), and are valued using unobservable inputs.

Fair value for available-for-sale investments and equity securities is measured based upon quoted prices in active markets, if available. Due to variations in trading volumes and the lack of quoted market prices, fixed maturity securities are classified as Level 2 investments. The fair value of fixed maturity securities is normally derived through recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data previously described. If there are no recent reported trades, the fair value of fixed maturity securities may be derived through the use of matrix pricing or model processes, where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Significant inputs used to determine the fair value of obligations of states, municipalities and political subdivisions, corporate bonds and obligations of foreign governments include reported trades, benchmark yields, issuer spreads, bids, offers, credit information and estimated cash flows. Significant inputs used to determine the fair value of commercial mortgage-backed securities, residential mortgage-backed securities and asset-backed securities include the type of underlying assets, benchmark yields, prepayment speeds, collateral information, tranche type and volatility, estimated cash flows, credit information, default rates, recovery rates, issuer spreads and the year of issue.

Due to the significance of unobservable inputs required in measuring the fair value of the Company's investments in the Markel CATCo Funds, these investments are classified as Level 3 within the fair value hierarchy. The fair value of the securities are derived using their reported net asset value (NAV) as the primary input, as well as other observable and unobservable inputs as deemed necessary by management. Management has obtained an understanding of the inputs, assumptions, process and controls used to determine NAV, which is calculated by an independent third party. Unobservable inputs to the NAV calculations include assumptions around premium earnings patterns and loss reserve estimates for the underlying securitized reinsurance contracts in which the Markel CATCo Funds invest. The determination of fair value of the securities also considers external market data, including the trading price relative to its NAV of CATCo Reinsurance Opportunities Fund Ltd., a comparable security traded on a market operated by the London Stock Exchange and on the Bermuda Stock Exchange. In July 2019, the Markel CATCo Funds were placed into run-off and capital is being returned to investors as it becomes available, the timing of which is impacted by contractual terms regarding release of collateral on the underlying securitized reinsurance contracts, as well as required regulatory approvals.

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

10K - 96

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$589,300	$—	$589,300
U.S. government-sponsored enterprises	—	551,554	—	551,554
Obligations of states, municipalities and political subdivisions	—	4,289,841	—	4,289,841
Foreign governments	—	1,628,009	—	1,628,009
Commercial mortgage-backed securities	—	1,885,582	—	1,885,582
Residential mortgage-backed securities	—	870,445	—	870,445
Asset-backed securities	—	5,966	—	5,966
Corporate bonds	—	861,037	—	861,037
Total fixed maturity securities, available-for-sale	—	10,681,734	—	10,681,734
Equity securities:
Insurance, banks and other financial institutions	2,516,361	—	58,493	2,574,854
Industrial, consumer and all other	4,419,256	—	—	4,419,256
Total equity securities	6,935,617	—	58,493	6,994,110
Short-term investments, available-for-sale	1,922,459	111,640	—	2,034,099
Total investments	$8,858,076	$10,793,374	$58,493	$19,709,943

	December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$284,786	$—	$284,786
U.S. government-sponsored enterprises	—	342,580	—	342,580
Obligations of states, municipalities and political subdivisions	—	4,189,882	—	4,189,882
Foreign governments	—	1,542,004	—	1,542,004
Commercial mortgage-backed securities	—	1,817,845	—	1,817,845
Residential mortgage-backed securities	—	888,073	—	888,073
Asset-backed securities	—	11,048	—	11,048
Corporate bonds	—	894,691	—	894,691
Total fixed maturity securities, available-for-sale	—	9,970,909	—	9,970,909
Equity securities:
Insurance, banks and other financial institutions	2,463,190	—	45,992	2,509,182
Industrial, consumer and all other	5,081,573	—	—	5,081,573
Total equity securities	7,544,763	—	45,992	7,590,755
Short-term investments, available-for-sale	1,093,799	102,449	—	1,196,248
Total investments	$8,638,562	$10,073,358	$45,992	$18,757,912
10K - 97

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis, all of which are attributed to the Company's investments in the Markel CATCo Funds.

(dollars in thousands)	2020	2019
Equity securities, beginning of period	$45,992	$53,728
Purchases	90,000	500
Sales	(73,902)	(9,448)
Net investment gains (losses) on Level 3 investments	(3,597)	1,212
Equity securities, end of period	$58,493	$45,992

In connection with the run-off of one of the Markel CATCo Funds and to facilitate the return of capital to third party investors, the Company invested $90.0 million in that fund effective January 1, 2020. This investment replaced collateral previously provided by other investors for risk exposures within the underlying reinsurance contracts in which the fund is invested related to loss events that occur after December 31, 2019 and through the expiration of the reinsurance contracts, all of which either had expired or were commuted as of June 30, 2020. Underwriting results for the 2020 loss exposures on these contracts are attributed to the Company through its investment in that fund.

Sales for the years ended December 31, 2020 and 2019 reflect the return of capital in connection with the run-off of the Markel CATCo Funds and the sale of the Company's investment in the Markel Diversified Fund in December 2020.

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2020 and 2019.

6. Goodwill and Intangible Assets

The following table presents a rollforward of the components of goodwill by reportable segment.

(dollars in thousands)	Insurance	Reinsurance	Markel Ventures	Other(1)	Total
January 1, 2019	$770,184	$122,745	$497,338	$847,708	$2,237,975
Acquisitions (see note 3)	—	—	118,878	—	118,878
Foreign currency movements and other adjustments (2)	1,263	—	(9,439)	(40,129)	(48,305)
December 31, 2019 (3)	$771,447	$122,745	$606,777	$807,579	$2,308,548
Acquisitions (see note 3)	—	—	287,097	—	287,097
Foreign currency movements and other adjustments (2)	1,253	—	7,171	555	8,979
December 31, 2020 (3)	$772,700	$122,745	$901,045	$808,134	$2,604,624
(1)Amounts included in Other reflect the Company's operations that are not included in a reportable segment.
(2)Foreign currency movements and other adjustments includes adjustments to goodwill resulting from changes to the preliminary purchase price allocation, if any, for acquisitions that occurred in the prior year.
(3)As of December 31, 2020 and 2019, goodwill was net of accumulated impairment losses of $139.2 million, of which $91.9 million was in Other and $47.3 million was in Markel Ventures.

There was no impairment of goodwill during 2020 or 2019. See note 1 for further details regarding impairment testing.

During 2018, the Company recorded a goodwill and intangible asset impairment charge at MCIM totaling $179.0 million. As a result of governmental inquiries into the Company's Markel CATCo operations in late 2017 and early 2018, the Company performed an assessment of the recoverability of goodwill and intangible assets at the MCIM reporting unit as of December 31, 2018. As a result of the assessment, the Company reduced the carrying value of the goodwill and intangible assets of the MCIM reporting unit to zero, which resulted in a goodwill impairment charge of $91.9 million and an intangible asset impairment charge of $87.1 million, both of which were recorded to impairment of goodwill and intangible assets in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2018. Both the Markel CATCo Funds and Markel CATCo Re were subsequently placed into run-off. See note 19 for further details on matters related to the Company's Markel CATCo operations.

10K - 98

The following table presents a rollforward of net intangible assets by reportable segment.

(dollars in thousands)	Underwriting(1)	Markel Ventures	Other(2)	Total
January 1, 2019	$489,088	$431,457	$805,651	$1,726,196
Acquisitions (see note 3)	41,506	71,629	—	113,135
Amortization of intangible assets	(39,667)	(41,973)	(66,998)	(148,638)
Foreign currency movements and other adjustments (3)	(6,767)	12,009	42,539	47,781
December 31, 2019	$484,160	$473,122	$781,192	$1,738,474
Acquisitions (see note 3)	—	210,000	—	210,000
Amortization of intangible assets	(41,906)	(52,572)	(64,837)	(159,315)
Foreign currency movements and other adjustments (3)	385	(7,430)	604	(6,441)
December 31, 2020	$442,639	$623,120	$716,959	$1,782,718
(1)Amounts included in Underwriting reflect the intangible assets associated with the Company's underwriting segments, which are not allocated between the Insurance and Reinsurance segments.
(2)Amounts included in Other reflect the Company's operations that are not included in a reportable segment.
(3)Foreign currency movements and other adjustments include adjustments to intangible assets resulting from changes to the preliminary purchase price allocation, if any, for acquisitions that occurred in the prior year.

Amortization of intangible assets is estimated to be $159.0 million for 2021, $155.5 million for 2022, $153.7 million for 2023, $151.7 million for 2024 and $145.1 million for 2025. Indefinite-lived intangible assets were $92.4 million at both December 31, 2020 and 2019.

For the year ended December 31, 2020, the Company acquired $210.0 million of intangible assets, all of which is amortizable over a weighted average period of 16 years. These definite-lived intangible assets acquired during 2020 include customer relationships and trade names, which are expected to be amortized over a weighted average period of 16 years and 14 years, respectively.

The following table presents the components of intangible assets.

	December 31,
	2020		2019
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$1,203,128	$(340,424)	$1,021,427	$(267,580)
Investment management agreements	468,000	(62,911)	468,000	(33,345)
Broker relationships	207,360	(99,719)	206,249	(89,234)
Trade names	231,177	(85,610)	208,959	(68,961)
Technology	113,202	(71,888)	113,389	(60,611)
Agent relationships	92,000	(22,489)	92,000	(16,355)
Insurance licenses	74,333	—	74,635	—
Renewal rights	21,449	(20,616)	21,449	(19,366)
Other	152,635	(76,909)	151,978	(64,160)
Total	$2,563,284	$(780,566)	$2,358,086	$(619,612)

7. Leases

The Company's leases primarily consist of operating leases for real estate and have remaining terms of up to 22 years. Total lease costs for operating leases were $94.4 million and $62.7 million for the years ended December 31, 2020 and 2019, respectively. Total rental expense was $52.9 million for the year ended December 31, 2018, which was prior to adoption of FASB ASU 2016-02, Leases (Topic 842).

10K - 99

The following table summarizes details for the Company's operating leases recorded on the consolidated balance sheet.

	December 31,
(dollars in thousands)	2020	2019
Right-of-use lease assets	$528,418	$232,717
Lease liabilities	$565,249	$262,139
Weighted average remaining lease term	12.1 years	8.5 years
Weighted average discount rate	3.0%	3.3%

The following table summarizes maturities of the Company's operating lease liabilities as of December 31, 2020, which reconciles to total lease liabilities included in other liabilities on the Company's consolidated balance sheet.

Years Ending December 31,	(dollars in thousands)
2021	$90,311
2022	78,953
2023	68,871
2024	59,137
2025	48,738
2026 and thereafter	286,035
Total lease payments	632,045
Less imputed interest	(66,796)
Total operating lease liabilities	$565,249

8. Products, Services and Other Revenues

The amount of revenues from contracts with customers for the years ended December 31, 2020, 2019 and 2018 was $2.9 billion, $2.2 billion and $1.9 billion, respectively.

The following table presents revenues from contracts with customers by segment and type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income (loss).

	Years Ended December 31,
	2020			2019			2018
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$1,396,706	$—	$1,396,706	$1,558,265	$—	$1,558,265	$1,452,332	$—	$1,452,332
Services	1,295,734	116,476	1,412,210	392,680	97,447	490,127	367,572	33,236	400,808
Investment management	—	117,193	117,193	—	150,864	150,864	—	91,527	91,527
Total revenues from contracts with customers	2,692,440	233,669	2,926,109	1,950,945	248,311	2,199,256	1,819,904	124,763	1,944,667
Program services and other fronting	—	102,989	102,989	—	116,376	116,376	—	94,118	94,118
Other	102,274	1,680	103,954	103,339	3,817	107,156	92,161	1,660	93,821
Total	$2,794,714	$338,338	$3,133,052	$2,054,284	$368,504	$2,422,788	$1,912,065	$220,541	$2,132,606

Receivables from contracts with customers were $406.4 million and $263.9 million as of December 31, 2020 and 2019, respectively.

10K - 100

9. Unpaid Losses and Loss Adjustment Expenses

a) The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Net reserves for losses and loss adjustment expenses, beginning of year	$9,475,261	$9,214,443	$8,964,945
Effect of foreign currency rate changes on beginning of year balance	68,368	18,857	(69,119)
Effect of adoption of ASC 326 (see note 1)	3,849	—	—
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	9,547,478	9,233,300	8,895,826
Incurred losses and loss adjustment expenses:
Current accident year	4,073,325	3,426,441	3,371,699
Prior accident years	(606,414)	(535,307)	(551,040)
Total incurred losses and loss adjustment expenses	3,466,911	2,891,134	2,820,659
Payments:
Current accident year	749,887	671,208	666,515
Prior accident years	1,779,980	1,979,032	1,835,027
Total payments	2,529,867	2,650,240	2,501,542
Effect of foreign currency rate changes on current year activity	1,195	1,067	(500)
Net reserves for losses and loss adjustment expenses, end of year	10,485,717	9,475,261	9,214,443
Reinsurance recoverables on unpaid losses	5,736,659	5,253,415	5,062,036
Gross reserves for losses and loss adjustment expenses, end of year	$16,222,376	$14,728,676	$14,276,479

COVID-19 Losses

In 2020, underwriting results included $358.3 million of net losses and loss adjustment expenses attributed to the COVID-19 pandemic, including $343.3 million for which COVID-19 was identified as the proximate, or direct, cause of loss. These losses and loss adjustment expenses were net of ceded losses of $106.2 million.

Both the gross and net loss estimates for direct losses attributed to COVID-19 represent the Company's best estimates as of December 31, 2020 based upon information currently available. The Company's estimates for these direct losses and loss adjustment expenses are based on reported claims, detailed policy level reviews and reviews of in-force assumed reinsurance contracts for potential exposures, as well as analysis of ceded reinsurance contracts. These estimates also consider analysis provided by brokers and claims counsel and the results of recent judicial rulings. There are no recent historical events with similar characteristics to COVID-19, and therefore the Company has no past loss experience on which to base its estimates. Additionally, the economic and social impacts of the pandemic continue to evolve.

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

The Company's estimates continue to be based on broad assumptions about coverage, liability and reinsurance. Additionally, there has been significant litigation involving the handling of business interruption claims associated with COVID-19, and in certain instances, assessing the validity of policy exclusions for pandemics and interpreting policy terms to determine coverage for pandemics. Such matters have been, and are expected to continue to be, subject to judicial review and also may be subject to other government action. A test case of a sample of business interruption coverages for policies written in the United Kingdom, which do not have the same exclusions as policies commonly written in the U.S., concluded in the third quarter of
10K - 101

2020 with the court's judgment finding mostly in favor of policyholders. This ruling was subsequently upheld by the United Kingdom supreme court. This ruling was most impactful to certain estimates in the Company's Reinsurance segment, resulting in an increase in the Company's estimate of losses and loss adjustment expenses on certain treaties following an increase in estimated losses by the respective cedents on the treaties. The Company's estimates at December 31, 2020 also reflect additional data gathered through increased claims reporting and a change in expectation of the duration of the pandemic.

While the Company believes the net reserves for losses and loss adjustment expenses for COVID-19 as of December 31, 2020 are adequate based on information currently available, the Company will continue to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust the estimates of gross and net losses as new information becomes available. Such adjustments to the Company's reserves for COVID-19 losses and loss adjustment expenses may be material to the Company's results of operations, financial condition and cash flows. See note 20 for details regarding other potential loss exposures arising from the pandemic.

Catastrophe Losses

In 2020, underwriting results also included $168.9 million of underwriting loss from Hurricanes Isaias, Laura, Sally, Delta and Zeta, as well as wildfires in the western U.S. and the derecho in Iowa (2020 Catastrophes). The underwriting loss on the 2020 Catastrophes was comprised of $172.2 million of net losses and loss adjustment expenses partially offset by $3.4 million of net assumed reinstatement premiums. These losses and loss adjustment expenses were net of ceded losses of $125.7 million.

In 2019, underwriting results included $100.4 million of underwriting loss from Hurricane Dorian and Typhoons Faxai and Hagibis (2019 Catastrophes). The underwriting loss on the 2019 Catastrophes was comprised of $114.0 million of net losses and loss adjustment expenses partially offset by $13.6 million of net assumed reinstatement premiums. The net losses and loss adjustment expenses on the 2019 Catastrophe for the year ended December 31, 2019 were net of ceded losses of $62.5 million.

In 2018, underwriting results included $287.3 million of underwriting loss from Hurricanes Florence and Michael, Typhoon Jebi and wildfires in California (2018 Catastrophes). The underwriting loss on the 2018 Catastrophes was comprised of $292.8 million of net losses and loss adjustment expenses partially offset by $5.4 million of net assumed reinstatement premiums. The net losses and loss adjustment expenses on the 2018 Catastrophes for the year ended December 31, 2018 were net of ceded losses of $244.1 million.

b) Reserving Methodology

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

10K - 102

IBNR reserves are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and loss adjustment expenses and case reserves from estimated ultimate losses and loss adjustment expenses. IBNR reserves were 66% of total unpaid losses and loss adjustment expenses at December 31, 2020 compared to 65% at December 31, 2019.

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

Estimates for losses from widespread catastrophic events are based on claims received to date, detailed policy and reinsurance contract level reviews, industry loss estimates and output from both industry and proprietary models, as well as analysis of our ceded reinsurance contracts. The Company also considers loss experience on historical events that may have similar characteristics to the underlying event. Due to the inherent uncertainty in estimating such losses, these estimates are subject to variability, which increases with the severity and complexity of the underlying event. As additional claims are reported and paid, and industry loss estimates are revised, the Company incorporates this new information into its analysis and adjusts its estimate of ultimate losses and loss adjustment expenses. For example, both the gross and net losses on the 2020, 2019 and 2018 Catastrophes as of December 31, 2020 represent the Company's best estimates based upon information currently available. For the 2020 Catastrophes, these estimates are still dependent on broad assumptions about coverage, liability and reinsurance. While the Company believes the reserves for the 2020, 2019 and 2018 Catastrophes as of December 31, 2020 are adequate, it continues to closely monitor reported claims and will adjust estimates of gross and net losses as new information becomes available.

Loss reserves are established at management's best estimate, which is generally higher than the corresponding actuarially calculated point estimate. The actuarial point estimate represents the actuaries' estimate of the most likely amount that will ultimately be paid to settle the losses that have occurred at a particular point in time; however, there is inherent uncertainty in the point estimate as it is the expected value in a range of possible reserve estimates. In some cases, actuarial analyses, which are based on statistical analysis, cannot fully incorporate all of the subjective factors that affect development of losses. In other cases, management's perspective of these more subjective factors may differ from the actuarial perspective. Subjective factors where management's perspective may differ from that of the actuaries include: the credibility and timeliness of claims information received from third parties, economic and social inflation, judicial decisions, changes in law, changes in underwriting or claims handling practices, general economic conditions, the risk of moral hazard and other current and developing trends within the insurance and reinsurance markets, including the effects of competition. As a result, the actuarially calculated point estimates for each of the Company's lines of business represents starting points for management's quarterly review of loss reserves.

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

10K - 103

The Company's ultimate liability may be greater or less than current reserves. Changes in the Company's estimated ultimate liability for loss reserves generally occur as a result of the emergence of unanticipated loss activity, the completion of specific actuarial or claims studies or changes in internal or external factors that impact the assumptions used to derive the Company's estimates. The Company closely monitors new information on reported claims and uses statistical analyses prepared by its actuaries to evaluate the adequacy of recorded reserves. Management exercises judgment when assessing the relative credibility of loss development trends.

Management currently believes the Company's gross and net reserves are adequate. However, there is no precise method for evaluating the impact of any significant factor on the adequacy of reserves, and actual results will differ from original estimates.

c) Prior Accident Year Loss Development

The following tables summarize, by segment, the product lines with the most significant changes in prior accident years' loss reserves for the years ended December 31, 2020, 2019 and 2018, along with the corresponding accident years and the trends and factors that impacted management's best estimate of ultimate losses and loss adjustment expenses on underlying products in each of these product lines. The Company does not estimate losses at this level of aggregation as it offers a diverse portfolio of products and manages these products in logical groupings within each underwriting segment. As a result of the trends and factors described in the following tables, the Company's actuaries adjusted their estimates of the ultimate liability for unpaid losses and loss adjustment expenses. Additionally, for those product lines with favorable development on prior accident years' loss reserves, management has now given more credibility to the favorable trends observed by the Company's actuaries and after also incorporating these favorable trends into its best estimate, reduced prior years' loss reserves accordingly.

	Year Ended December 31, 2020
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Insurance segment:
General liability	$(131.8)	Several	More favorable claims experience than originally anticipated across several sub-product lines
Professional liability	(128.9)	Several	More favorable claims experience than originally anticipated across several sub-product lines
Workers' compensation	(92.3)	2017 to 2019	Lower loss severity than originally anticipated
Marine and energy	(46.0)	2016 to 2019	Lower than expected frequency of claims
Other products	(155.6)
Total Insurance	(554.6)
Reinsurance segment:
Property	(68.4)	2017 to 2019	Lower than expected severity of claims
Public entity	34.4	2016 to 2019	Higher than expected frequency and severity of claims
Professional liability	21.0	2016 to 2019	Recognition of additional exposure due to net favorable premium adjustments and higher than expected loss severity and claims frequency
Other products	(38.8)
Total Reinsurance	(51.8)
Total decrease	$(606.4)

10K - 104

	Year Ended December 31, 2019
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Insurance segment:
General liability	$(161.4)	2015 to 2018	Lower loss severity than originally anticipated
Workers' compensation	(108.4)	2016 to 2018	Lower loss severity than originally anticipated and a net decrease in open claims
Professional liability	(61.8)	2017 and 2018	Lower than expected case incurred losses and a decrease in the frequency of large losses
Marine and energy	(43.7)	2017 and 2018	Lower than expected loss severity and claims frequency
Other products	(86.8)
Total Insurance	(462.1)
Reinsurance segment:
Property	(29.6)	2016 and 2017	Lower than expected incurred and paid losses on reported claims
Whole account	(26.2)	2010 and prior	Lower than expected incurred and paid losses on reported claims
Other products	(9.0)
Total Reinsurance	(64.8)
Net other prior years' development	(8.4)
Total decrease	$(535.3)

	December 31, 2018
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Insurance segment:
General liability	$(143.0)	2012 to 2017	Lower than expected claims frequency
Workers' compensation	(100.1)	2013 to 2017	Lower loss severity than originally anticipated and a net decrease in open claims
Marine and energy	(70.7)	2017 and 2018	Favorable development on 2017 catastrophe events and lower than expected development on known claims
Professional liability	(68.5)	2016 and 2017	Lower than expected case incurred losses
Other products	(120.0)
Total Insurance	(502.3)
Reinsurance segment:
Credit and surety	(23.9)	Several	Lower than expected incurred and paid losses on reported claims
Marine and energy	(18.0)	2012 to 2016	Lower than expected loss severity and claims frequency
Professional liability - medical	(19.5)	2009 to 2013	Lower loss severity than originally anticipated and a decrease in frequency of claims
Professional liability - other	35.7	Several	Adverse claims activity
Other products	(17.3)
Total Reinsurance	(43.0)
Net other prior years' development	(5.7)
Total decrease	$(551.0)

10K - 105

d) Historic Loss Development

The following tables present undiscounted loss development information, by accident year, for the Company's Insurance and Reinsurance segments, including cumulative incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, as well as the corresponding amount of IBNR reserves as of December 31, 2020. This level of disaggregation is consistent with how the Company analyzes loss reserves for both internal and external reporting purposes. The loss development information for the years ended December 31, 2012 through 2019 is presented as supplementary information. Incurred losses in both our Insurance and Reinsurance segments generally remain outstanding more than nine years; however, data prior to 2012 is not practically available by segment as a result of a change in the Company's reportable segments in 2014. Additionally, reserves for the Company's international operations are determined on a policy year basis and historical data prior to 2012 does not exist by accident year. All amounts included in the following tables related to transactions denominated in a foreign currency have been translated into U.S. Dollars using the exchange rates in effect at December 31, 2020.

The difference between the segment loss development implied by the tables for the year ended December 31, 2020 and actual losses and loss adjustment expenses on prior accident years for the Insurance and Reinsurance segments for the year ended December 31, 2020 is primarily attributed to the fact that amounts presented in these tables exclude amounts attributed to the 2011 and prior accident years. Favorable development on 2011 and prior accident years for the year ended December 31, 2020 totaled $78.1 million for the Insurance segment and $38.5 million for the Reinsurance segment.

The remaining difference between the segment loss development implied by the tables for the year ended December 31, 2020 and actual losses and loss adjustment expenses on prior accident years is attributed to the fact that amounts presented in these tables exclude unallocated loss adjustment expenses and exclude amounts attributable to reserve discounting and fair value adjustments recorded in conjunction with acquisitions, as well as differences in the presentation of foreign currency movements, as previously described, none of which are material to the Insurance or Reinsurance segments.

The Insurance segment table that follows also includes claim frequency information, by accident year. The Company defines a claim as a single claim incident, per policy, which may include multiple claimants and multiple coverages on a single policy. Claim counts include claims closed without a payment as well as claims where the Company is monitoring to determine if an exposure exists, even if a reserve has not been established.

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

10K - 106

Insurance Segment

(dollars in millions)	Ultimate Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance									Total of Incurred-but-Not-Reported Liabilities, Net of Reinsurance	Cumulative Number of Reported Claims
	Unaudited								As of December 31,
	As of December 31,										(in thousands)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	December 31, 2020
2012	$1,382.5	$1,623.6	$1,502.6	$1,439.8	$1,406.4	$1,373.3	$1,359.7	$1,339.2	$1,327.3	$68.4	129
2013		1,750.6	1,709.8	1,539.0	1,474.2	1,426.8	1,380.4	1,338.0	1,312.5	87.7	90
2014			1,876.5	1,711.9	1,644.4	1,585.3	1,537.0	1,515.9	1,488.1	112.5	82
2015				1,798.9	1,727.3	1,604.8	1,549.6	1,518.7	1,485.7	140.6	88
2016					1,886.0	1,882.9	1,779.8	1,724.6	1,697.0	179.5	96
2017						2,344.2	2,214.0	2,092.7	2,032.5	263.5	132
2018							2,470.6	2,368.9	2,241.2	573.6	184
2019								2,599.0	2,459.5	999.3	211
2020									3,235.7	2,157.3	157
Total									$17,279.5

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited								As of December 31,
	As of December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020
2012	$234.6	$571.2	$785.2	$944.3	$1,060.9	$1,126.2	$1,160.7	$1,188.2	$1,211.0
2013		272.8	574.5	783.8	955.6	1,044.6	1,108.1	1,132.2	1,155.1
2014			333.8	663.0	901.8	1,071.0	1,177.4	1,262.8	1,306.1
2015				324.2	669.4	882.2	1,047.2	1,158.7	1,228.1
2016					373.8	757.4	988.7	1,175.9	1,282.1
2017						440.6	997.7	1,294.5	1,484.3
2018							497.8	1,034.1	1,308.8
2019								531.1	1,008.0
2020									577.9
Total									$10,561.4
All outstanding liabilities for unpaid losses and loss adjustment expenses before 2012, net of reinsurance									246.0
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance									$6,964.1

Ultimate incurred losses and allocated loss adjustment expenses as of December 31, 2013 for the Insurance segment include $257.9 million and $314.4 million of losses and loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to Alterra. Cumulative paid losses and allocated loss adjustment expenses as of December 31, 2013 include $36.8 million and $29.5 million of paid losses and allocated loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to the acquired Alterra reserves and post-acquisition Alterra business. Cumulative paid losses and allocated loss adjustment expenses and cumulative reported claims for the 2012 and 2013 accident years exclude any claims paid or closed prior to the acquisition.

Variability in claim counts is primarily attributable to claim counts associated with a personal lines product with high claim frequency and low claim severity. Cumulative reported claims for the 2012, 2013, 2017, 2018, 2019 and 2020 accident years include 66 thousand, 17 thousand, 24 thousand, 54 thousand, 89 thousand and 44 thousand, respectively, of claim counts associated with this product. The Company did not write this business from 2014 to 2016. The related net incurred losses and allocated loss adjustment expenses are not material to the Insurance segment.

10K - 107

Reinsurance Segment

	Ultimate Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance									Total of Incurred-but-Not-Reported Liabilities, Net of Reinsurance
	Unaudited								As of December 31,
(dollars in millions)	As of December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	December 31, 2020
2012	$73.5	$555.8	$513.0	$490.6	$460.5	$459.3	$451.1	$448.2	$443.5	$28.3
2013		594.3	586.0	552.1	538.5	549.5	512.3	494.2	496.4	36.6
2014			579.0	565.1	536.8	583.8	561.9	538.0	522.0	70.8
2015				530.7	517.0	536.2	527.2	515.7	510.5	121.9
2016					518.9	529.5	527.8	526.3	535.8	89.0
2017						906.1	938.1	943.0	944.1	207.9
2018							760.0	795.1	788.6	256.6
2019								681.7	695.7	354.2
2020									687.4	511.4
Total									$5,624.0

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited								As of December 31,
	As of December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020
2012	$4.2	$65.1	$130.0	$185.4	$233.4	$266.0	$291.4	$311.6	$329.3
2013		71.9	157.4	211.6	270.7	303.8	334.1	353.4	369.3
2014			98.5	158.5	225.4	272.9	310.3	344.8	363.5
2015				63.9	133.4	206.8	258.1	305.9	331.5
2016					79.8	170.9	242.2	299.0	351.6
2017						157.6	359.4	481.6	564.1
2018							87.5	259.8	364.1
2019								54.2	182.6
2020									95.2
Total									$2,951.2
All outstanding liabilities for unpaid losses and loss adjustment expenses before 2012, net of reinsurance									476.3
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance									$3,149.1

Ultimate incurred losses and allocated loss adjustment expenses as of December 31, 2013 for the Reinsurance segment include $480.1 million and $543.4 million of losses and loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to Alterra. Cumulative paid losses and allocated loss adjustment expenses as of December 31, 2013 include $53.2 million and $69.5 million of paid losses and allocated loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to the acquired Alterra reserves and post-acquisition Alterra business. Cumulative paid losses and allocated loss adjustment expenses for the 2012 and 2013 accident years exclude any claims paid prior to the acquisition.

The following table presents supplementary information about average historical claims duration as of December 31, 2020 based on the cumulative incurred and paid losses and allocated loss adjustment expenses presented above.

	Average Annual Percentage Payout of Incurred Losses by Age (in Years), Net of Reinsurance
Unaudited	1	2	3	4	5	6	7	8	9
Insurance	20.9%	23.4%	14.7%	11.3%	7.3%	5.0%	2.4%	1.9%	1.7%
Reinsurance	12.4%	16.8%	13.2%	10.5%	8.8%	6.3%	4.4%	3.9%	4.0%
10K - 108

The following table reconciles the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses on the consolidated balance sheet.

(dollars in thousands)	December 31, 2020
Net outstanding liabilities
Insurance segment	$6,964,146
Reinsurance segment	3,149,115
Other underwriting	121,697
Program services and other	8,254
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	10,243,212

Reinsurance recoverable on unpaid losses
Insurance segment	2,010,817
Reinsurance segment	305,507
Other underwriting	143,856
Program services and other	3,276,479
Total reinsurance recoverable on unpaid losses	5,736,659

Unallocated loss adjustment expenses	299,000
Unamortized discount, net of acquisition fair value adjustments, included in unpaid losses and loss adjustment expenses	(56,495)
242,505
Total gross liability for unpaid losses and loss adjustment expenses	$16,222,376

e) The Company has exposure to asbestos and environmental (A&E) claims primarily resulting from policies written by acquired insurance operations before their acquisition by the Company. The Company's exposure to A&E claims originated from umbrella, excess and commercial general liability insurance policies and assumed reinsurance contracts that were written on an occurrence basis from the 1970s to mid-1980s. Exposure also originated from claims-made policies that were designed to cover environmental risks provided that all other terms and conditions of the policy were met. A&E claims include property damage and clean-up costs related to pollution, as well as personal injury allegedly arising from exposure to hazardous materials. Development on A&E loss reserves is monitored separately from the Company's ongoing underwriting operations and is not included in a reportable segment.

At December 31, 2020, A&E reserves were $219.7 million and $65.5 million on a gross and net basis, respectively. At December 31, 2019, A&E reserves were $234.2 million and $74.4 million on a gross and net basis, respectively.

The Company's reserves for losses and loss adjustment expenses related to A&E exposures represent management's best estimate of ultimate settlement values based on statistical analysis of these reserves by the Company's actuaries. A&E exposures are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. A&E reserves could be subject to increases in the future, however, management believes the Company's gross and net A&E reserves at December 31, 2020 are adequate.

10. Reinsurance

In reinsurance and retrocession transactions, an insurance or reinsurance company transfers, or cedes, all or part of its exposure in return for a premium. The ceding of insurance does not legally discharge the Company from its primary liability for the full amount of the policies, and the Company will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance or retrocessional agreement. A credit risk exists with ceded reinsurance to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance or retrocessional contracts. Allowances are established for credit losses expected to be recognized over the life of the reinsurance recoverables.

10K - 109

Within its underwriting operations, the Company uses reinsurance and retrocessional reinsurance to manage its net retention on individual risks and overall exposure to losses while providing it with the ability to offer policies with sufficient limits to meet policyholder needs.

Within the Company's underwriting operations, at December 31, 2020 and 2019, balances recoverable from the ten largest reinsurers, by group, represented 60% and 62%, respectively, of reinsurance recoverables before considering reinsurance allowances and collateral. At December 31, 2020, the largest reinsurance balance was due from Fairfax Financial Group and represented 9% of reinsurance recoverables before considering reinsurance allowances and collateral.

Within its program services business, the Company generally enters into 100% quota share reinsurance agreements whereby the Company cedes to the capacity provider (reinsurer) substantially all of its gross liability under all policies issued by and on behalf of the Company by the general agent. However, there are certain programs that contain limits on the reinsurers' obligations to the Company that expose the Company to underwriting risk, including loss ratio caps, exclusions of the credit risk of producers and aggregate reinsurance limits that the Company believes are unlikely to be exceeded. The Company also remains exposed to the credit risk of the reinsurer, or the risk that one of its reinsurers becomes insolvent or otherwise unable or unwilling to pay policyholder claims. This credit risk is generally mitigated by either selecting well capitalized, highly rated authorized capacity providers or requiring that the capacity provider post substantial collateral to secure the reinsured risks.

Within the Company's program services business, at December 31, 2020 and 2019, balances recoverable from the ten largest reinsurers, by group, represented 70% and 71%, respectively, of reinsurance recoverables before considering reinsurance allowances and collateral. At December 31, 2020, the largest reinsurance balance was due from Fosun International Holdings Ltd. and represented 18% of reinsurance recoverables before considering reinsurance allowances and collateral.

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Year Ended December 31, 2020
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$5,715,038	$1,444,967	$(1,222,390)	$5,937,615
Earned	$5,357,888	$1,394,239	$(1,134,501)	$5,617,626
Program services and other:
Written	2,038,743	67,917	(2,112,037)	(5,377)
Earned	2,084,888	74,847	(2,165,156)	(5,421)
Consolidated:
Written	$7,753,781	$1,512,884	$(3,334,427)	$5,932,238
Earned	$7,442,776	$1,469,086	$(3,299,657)	$5,612,205

	Year Ended December 31, 2019
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$5,084,641	$1,349,686	$(1,024,097)	$5,410,230
Earned	$4,767,836	$1,289,375	$(1,008,970)	$5,048,241
Program services and other:
Written	2,256,747	88,897	(2,343,803)	1,841
Earned	2,194,671	78,778	(2,271,897)	1,552
Consolidated:
Written	$7,341,388	$1,438,583	$(3,367,900)	$5,412,071
Earned	$6,962,507	$1,368,153	$(3,280,867)	$5,049,793
10K - 110

	Year Ended December 31, 2018
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$4,562,256	$1,236,740	$(1,013,406)	$4,785,590
Earned	$4,384,562	$1,291,032	$(964,549)	$4,711,045
Program services and other:
Written	2,022,548	42,925	(2,063,485)	1,988
Earned	1,850,656	28,581	(1,878,222)	1,015
Consolidated:
Written	$6,584,804	$1,279,665	$(3,076,891)	$4,787,578
Earned	$6,235,218	$1,319,613	$(2,842,771)	$4,712,060

Substantially all of the premium written and earned in the Company's program services and other fronting operations for the years ended December 31, 2020, 2019 and 2018 was ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 37%, 39% and 38% for the years ended December 31, 2020, 2019 and 2018, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 26%, 27% and 28% for the years ended December 31, 2020, 2019 and 2018, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations, which totaled $1.6 billion for the years ended December 31, 2020 and 2019, were ceded.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Years ended December 31,
(dollars in thousands)	2020	2019	2018
Gross	$4,189,948	$3,447,186	$3,530,790
Ceded	(722,619)	(556,618)	(710,568)
Net losses and loss adjustment expenses	$3,467,329	$2,890,568	$2,820,222

11. Life and Annuity Benefits
The following table presents life and annuity benefits.

	December 31,
(dollars in thousands)	2020	2019
Life	$125,856	$125,094
Annuities	900,298	813,476
Accident and health	43,832	47,159
Total	$1,069,986	$985,729

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. During 2020 and 2019, the Company increased life
10K - 111

and annuity benefits by $68.2 million and $51.4 million, respectively, as a result of decreases in the market yield on the investment portfolio supporting the policy benefit reserves, and decreased the change in net unrealized holding gains included in other comprehensive income by corresponding amounts. No adjustment was required for the year ended December 31, 2018. As of December 31, 2020 and December 31, 2019, the cumulative adjustment to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $119.6 million and $51.4 million, respectively.

Because of the assumptions and estimates used in establishing the Company's reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates. The average discount rate for the life and annuity benefit reserves was 2.3% as of December 31, 2020.

As of December 31, 2020, the largest life and annuity benefits reserve for a single contract was 33.9% of the total.

None of the annuities included in life and annuity benefits on the consolidated balance sheets are subject to discretionary withdrawal.

12. Senior Long-Term Debt and Other Debt

The following table summarizes the Company's senior long-term debt and other debt.

	December 31,
(dollars in thousands)	2020	2019
4.90% unsecured senior notes, due July 1, 2022, interest payable semi-annually, net of unamortized discount of $432 in 2020 and $705 in 2019	$349,498	$349,181
3.625% unsecured senior notes, due March 30, 2023, interest payable semi-annually, net of unamortized discount of $452 in 2020 and $653 in 2019	249,464	249,226
3.50% unsecured senior notes, due November 1, 2027, interest payable semi-annually, net of unamortized discount of $1,729 in 2020 and $2,013 in 2019	297,769	297,402
3.35% unsecured senior notes, due September 17, 2029, interest payable semi-annually, net of unamortized discount of $2,163 in 2020 and $2,410 in 2019	297,404	297,125
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $937 in 2020 and $1,005 in 2019	128,859	128,788
5.0% unsecured senior notes, due March 30, 2043, interest payable semi-annually, net of unamortized discount of $4,983 in 2020 and $5,207 in 2019	244,742	244,505
5.0% unsecured senior notes, due April 5, 2046, interest payable semi-annually, net of unamortized discount of $6,177 in 2020 and $6,421 in 2019	493,035	492,761
4.30% unsecured senior notes, due November 1, 2047, interest payable semi-annually, net of unamortized discount of $3,973 in 2020 and $4,126 in 2019	295,333	295,154
5.0% unsecured senior notes, due May 20, 2049, interest payable semi-annually, net of unamortized discount of $7,422 in 2020 and $7,684 in 2019	591,316	591,010
4.15% unsecured senior notes, due September 17, 2050, interest payable semi-annually, net of unamortized discount of $5,272 in 2020 and $5,449 in 2019	493,935	493,759
Other debt, at various interest rates ranging from 1.7% to 6.1%	42,668	95,272
Senior long-term debt and other debt	$3,484,023	$3,534,183

In May 2019, the Company issued $600 million of 5.0% unsecured senior notes due May 20, 2049. Net proceeds to the Company were $592.2 million, before expenses. In September 2019, the Company used a portion of these proceeds to repay its 7.125% unsecured senior notes due September 30, 2019 ($234.8 million aggregate principal outstanding at December 31, 2019).

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
10K - 112

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

The Company's other debt is primarily associated with its subsidiaries and includes $42.7 million and $70.4 million associated with its Markel Ventures subsidiaries as of December 31, 2020 and 2019, respectively. The Markel Ventures debt is non-recourse to the holding company and generally is secured by the assets of those subsidiaries. ParkLand, a subsidiary of the Company, has formed subsidiaries for the purpose of acquiring and financing real estate (the real estate subsidiaries). The assets of certain real estate subsidiaries, which are not material to the Company, are consolidated in accordance with U.S. GAAP but are not available to satisfy the debt and other obligations of the Company or any affiliates other than those real estate subsidiaries.

The estimated fair value of the Company's senior long-term debt and other debt was $4.4 billion and $3.9 billion at December 31, 2020 and 2019, respectively.

The following table summarizes the future principal payments due at maturity on senior long-term debt and other debt as of December 31, 2020.

Years Ending December 31,	(dollars in thousands)
2021	$36,493
2022	356,128
2023	250,360
2024	—
2025	—
2026 and thereafter	2,879,847
Total principal payments	$3,522,828
Net unamortized discount	(33,541)
Net unamortized debt issuance costs	(5,264)
Senior long-term debt and other debt	$3,484,023

In April 2019, the Company entered into a credit agreement for a new revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At the Company's discretion, up to $200 million of the total capacity may be used for letters of credit. The Company may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. The Company pays interest on balances outstanding under the facility and a utilization fee for letters of credit issued under the facility. The Company also pays a commitment fee (0.20% at December 31, 2020) on the unused portion of the facility based on the Company's leverage ratio as calculated under the credit agreement. The credit agreement includes financial covenants that require that the Company not exceed a maximum leverage ratio and maintain a minimum amount of consolidated net worth, as well as other customary covenants and events of default. This facility replaced the Company's previous $300 million revolving credit facility and is scheduled to expire in April 2024. There were no borrowings outstanding on the Company's credit facility as of December 31, 2020 and 2019.

At December 31, 2020, the Company was in compliance with all covenants contained in its revolving credit facility. To the extent that the Company is not in compliance with its covenants, the Company's access to the revolving credit facility could be restricted.

The Company paid $178.2 million, $169.7 million and $155.4 million in interest on its senior long-term debt and other debt during the years ended December 31, 2020, 2019 and 2018, respectively.

10K - 113

13. Income Taxes

Income (loss) before income taxes includes the following components.

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Domestic operations	$1,003,714	$1,664,762	$99,373
Foreign operations	(3,265)	621,046	(107,228)
Income (loss) before income taxes	$1,000,449	$2,285,808	$(7,855)

Income tax expense includes the following components.

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Current:
Domestic	$167,099	$139,597	$77,936
Foreign	4,316	23,364	41,833
Total current tax expense	171,415	162,961	119,769
Deferred:
Domestic	(9,972)	217,928	(77,255)
Foreign	7,239	105,457	79,984
Total deferred tax expense (benefit)	(2,733)	323,385	2,729
Income tax expense	$168,682	$486,346	$122,498

Foreign income tax expense includes U.S. income tax expense on foreign operations, including the Company's U.K. and Bermuda-based operations, certain of which have elected to be taxed as domestic corporations for U.S. tax purposes. State income tax expense is not material to the consolidated financial statements.

The Company made net income tax payments of $241.7 million, $128.2 million and $63.1 million in 2020, 2019 and 2018, respectively. Income taxes payable were $17.2 million and $64.1 million at December 31, 2020 and 2019, respectively, and were included in other liabilities on the consolidated balance sheets. Income taxes receivable were $26.1 million and $6.3 million at December 31, 2020 and 2019, respectively, and were included in other assets on the consolidated balance sheets.

In 2018, the Company decided to elect to treat its two most significant U.K. subsidiaries as domestic corporations for U.S. tax purposes. As a result, the earnings and profits from those subsidiaries are no longer considered to be indefinitely reinvested, and during 2018, the Company recorded a one-time deferred tax charge of $103.3 million related to the book and tax basis differences attributable to those subsidiaries. For subsidiaries the Company has not elected to treat as domestic corporations for U.S. tax purposes, the Company is subject to the U.S. Global Intangible Low Taxes Income (GILTI) tax. The Company recognizes the impact of the GILTI tax as incurred, and therefore has not recorded deferred taxes on the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. For the years ended December 31, 2020, 2019 and 2018, GILTI tax was not material to the consolidated financial statements.

10K - 114

The following table presents a reconciliation of income taxes computed using the U.S. corporate tax rate to the Company's income tax expense.

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Income taxes at U.S. corporate tax rate	$210,093	$480,020	$(1,650)
Increase (decrease) resulting from:
Nondeductible (deductible) losses on certain foreign investments	(38,666)	—	26,552
Tax-exempt investment income	(16,415)	(18,430)	(18,927)
Foreign operations	6,500	14,718	4,951
Change in tax status of U.K. subsidiaries	—	(6,658)	103,281
Other	7,170	16,696	8,291
Income tax expense	$168,682	$486,346	$122,498

Effective tax rate	17%	21%	NM (1)
(1)NM - Ratio is not meaningful

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2020	2019
Assets:
Unpaid losses and loss adjustment expenses	$192,755	$163,522
Lease liabilities	135,104	55,362
Unearned premiums recognized for income tax purposes	116,714	102,020
Life and annuity benefits	108,825	84,890
Accrued incentive compensation	30,374	35,132
Net operating loss carryforwards	27,341	39,429
Tax credit carryforwards	15,885	47,233
Other differences between financial reporting and tax bases	63,840	52,604
Total gross deferred tax assets	690,838	580,192
Less valuation allowance	(24,396)	(45,544)
Total gross deferred tax assets, net of allowance	666,442	534,648
Liabilities:
Investments	1,102,476	996,543
Goodwill and other intangible assets	173,059	134,573
Right-of-use lease assets	127,391	49,583
Deferred policy acquisition costs	118,581	113,243
Other differences between financial reporting and tax bases	131,070	101,426
Total gross deferred tax liabilities	1,652,577	1,395,368
Net deferred tax liability	$986,135	$860,720

As of December 31, 2020 and 2019, the Company's consolidated balance sheets included net deferred tax liabilities of $990.1 million and $883.0 million, respectively, in other liabilities and net deferred tax assets of $3.9 million and $22.3 million, respectively, in other assets.

At December 31, 2020, the Company had tax credit carryforwards of $15.9 million, all of which the Company expects to utilize before expiration. The earliest any of these credits will expire is 2029.

At December 31, 2020, the Company also had net operating losses of $25.8 million that can be used to offset future taxable income in the U.S. The Company's ability to use the majority of these losses expires between the years 2029 and 2037. At
10K - 115

December 31, 2020, certain branch operations in Europe and a wholly owned subsidiary in Brazil had net operating losses of $72.8 million that can be used to offset future income in their local jurisdictions. The Company's ability to use $26.7 million of these losses expires between the years 2021 and 2027. The remaining losses are not subject to expiration. As discussed below, the deferred tax assets related to losses at certain of the Company's subsidiaries and branches are offset by valuation allowances.

At December 31, 2020, the Company had total gross deferred tax assets of $690.8 million. The Company has a valuation allowance of $24.4 million to offset gross deferred tax assets primarily attributable to cumulative net operating losses at certain of the Company's subsidiaries and branches. The Company believes that it is more likely than not that it will realize the remaining $666.4 million of gross deferred tax assets through generating taxable income or the reversal of existing temporary differences attributable to the gross deferred tax liabilities.

At December 31, 2020, the Company did not have any material unrecognized tax benefits. The Company does not anticipate any changes in unrecognized tax benefits during 2021 that would have a material impact on the Company's income tax provision.

The Company is subject to income tax in the U.S. and in foreign jurisdictions. The Internal Revenue Service is currently examining the Company's 2017 U.S. federal income tax return. The Company believes its income tax liabilities were adequate as of December 31, 2020, however, these liabilities could be adjusted as a result of this examination. With few exceptions, the Company is no longer subject to income tax examination by tax authorities for years ended before January 1, 2017.

14. Employee Benefit Plans

a) The Company maintains defined contribution plans for employees of its U.S. insurance operations in accordance with Section 401(k) of the U.S. Internal Revenue Code of 1986. Employees of the Company's Markel Ventures subsidiaries are provided post-retirement benefits under separate defined contribution plans. The Company also provides various defined contribution plans for employees of its international insurance and other operations, which are in line with local market terms and conditions of employment. Expenses relating to the Company's defined contribution plans were $48.6 million, $42.4 million and $41.8 million in 2020, 2019 and 2018, respectively.

b) The Terra Nova Pension Plan is a defined benefit plan that covers certain employees in the Company's international insurance operations who meet the eligibility conditions set out in the plan. The plan has been closed to new participants since 2001, and employees have not accrued benefits for future service in the plan since April 2012. The projected benefit obligations of the Terra Nova Pension Plan as of December 31, 2020 and 2019 were $220.5 million and $191.4 million, respectively, and the related fair value of plan assets was $242.3 million and $216.9 million, respectively. The corresponding net asset for pension benefits, also referred to as the funded status of the plan, at December 31, 2020 and 2019 was included in other assets on the Company's consolidated balance sheets.

15. Variable Interest Entities

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

The Markel CATCo Funds and Markel CATCo Re are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. With the exception of an investment in one of the Markel CATCo Funds ($58.5 million and $26.8 million at December 31, 2020 and 2019, respectively), the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. The Company is not the primary beneficiary of the Markel CATCo Funds or Markel CATCo Re and therefore does not consolidate these entities. As of December 31, 2019, the Company was also the sole investor in another one
10K - 116

of the Markel CATCo Funds and consolidated that fund as its primary beneficiary but did not have a variable interest in that fund at December 31, 2020. See note 5 for additional details on the Company's investments in the Markel CATCo Funds.

The Company's exposure to risk from unconsolidated Markel CATCo Funds and Markel CATCo Re is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of December 31, 2020 and 2019, net assets under management of MCIM for unconsolidated VIEs were $929.2 million and $2.7 billion, respectively.

In July 2019, both the Markel CATCo Funds and Markel CATCo Re were placed into run-off, and MCIM is returning capital to investors as it becomes available. See note 19 for further details regarding developments within the Company's Markel CATCo operations.

16. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through MCIM and Nephila. See note 15 for details regarding operations conducted through MCIM. Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd’s Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). The Company receives management fees for investment and insurance management services provided through its insurance-linked securities operations based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on the annual performance of the funds managed. Nephila also receives commissions from the Nephila Reinsurers, which are based on the direct written premiums of the insurance contracts placed. For the years ended December 31, 2020, 2019 and 2018, total revenues from the Company's insurance-linked securities operations were $212.3 million, $225.6 million and $91.5 million, respectively, of which $177.8 million, $200.8 million and $90.6 million, respectively, were attributed to unconsolidated entities managed by Nephila and MCIM.

Within the Company's program services business, the Company has a program with Nephila through which the Company writes insurance policies that are ceded to Syndicate 2357 and certain other Nephila Reinsurers. Through this arrangement, Nephila utilizes certain of the Company's licensed insurance companies to write U.S. catastrophe exposed property risk that is then ceded to Nephila Reinsurers. For the years ended December 31, 2020, 2019 and 2018, gross premiums written through the Company's program with Nephila were $412.4 million, $425.0 million and $322.1 million, respectively, all of which were ceded to Nephila Reinsurers. As of December 31, 2020 and 2019, reinsurance recoverables on the consolidated balance sheets included $353.8 million and $238.8 million, respectively, due from Nephila Reinsurers. Under this program, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under this program exceed the prescribed limit, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under this program are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

The Hagerty Group, LLC

In June 2019, the Company acquired a minority ownership interest in Hagerty Group. See note 3. Essentia Insurance Company (Essentia), one of the Company's insurance subsidiaries, is the exclusive insurance underwriter for Hagerty in the U.S., and a portion of this insurance is ceded to Hagerty Re. For the years ended December 31, 2020 and 2019, gross written premiums attributable to Hagerty written on Essentia were $506.7 million and $422.1 million, respectively, of which $239.3 million and $202.1 million, respectively, were ceded to Hagerty Re.

10K - 117

17. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Years Ended December 31,
(in thousands)	2020	2019
Issued and outstanding common shares, beginning of year	13,794	13,888
Issuance of common shares	13	16
Repurchase of common shares	(24)	(110)
Issued and outstanding common shares, end of year	13,783	13,794

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at December 31, 2020. In May 2020, the Company issued 600,000 6.00% Fixed-Rate Reset Non-Cumulative Series A preferred shares, with no par value and a liquidation preference of $1,000 per share, for an aggregate initial purchase price of $600 million. Net proceeds of the Series A preferred shares offering, after deducting the underwriting discount and offering expenses, was $591.9 million. Preferred stock and related additional paid-in capital are included in preferred stock on the Company's consolidated balance sheet. The Company has the option to redeem the Series A preferred shares:

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

The Series A preferred shares rank senior to the Company's common stock with respect to the payment of dividends and liquidation rights. Holders of the Series A preferred shares are entitled to receive non-cumulative cash dividends, when, as and if declared by the Board of Directors, from the original issue date, semi-annually in arrears on the first day of June and December of each year. The Company accrues dividends when they are declared by the Board of Directors. To the extent declared, these dividends will accrue, on the liquidation preference of $1,000 per share, at a fixed annual rate of 6.00% from the original issue date to June 1, 2025. After June 1, 2025, the dividend rate will reset every five years and accrue at an annual rate equal to the five-year U.S. Treasury Rate as of two business days prior to the reset date, plus 5.662%. Dividends will not be cumulative and will not be mandatory. Accordingly, if dividends are not declared for any dividend period, then dividends for that dividend period will not accrue and will not be payable.

In 2020, total dividends declared and paid on Series A preferred stock were $18.4 million, or $30.67 per share.

10K - 118

c) The following table presents net income (loss) per common share and diluted net income (loss) per common share.

	Years Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Net income (loss) to common shareholders	$797,630	$1,790,466	$(128,180)
Adjustment of redeemable noncontrolling interests	(28,705)	1,105	(4,828)
Adjusted net income (loss) to common shareholders	$768,925	$1,791,571	$(133,008)

Basic common shares outstanding	13,811	13,861	13,923
Dilutive potential common shares from restricted stock units and restricted stock (1) (2)	12	20	—
Diluted common shares outstanding	13,823	13,881	13,923
Basic net income (loss) per common share	$55.67	$129.25	$(9.55)
Diluted net income (loss) per common share (1)	$55.63	$129.07	$(9.55)
(1)The impact of restricted stock units and restricted stock of 25 thousand shares was excluded from the computation of diluted earnings per share for the year ended December 31, 2018 because the effect would have been anti-dilutive.
(2)The Company has an equity incentive compensation plan that provides for grants and awards of restricted stock units to employees as a performance retention or hiring incentive. The plan also provides for awards of restricted stock to non-employee directors. At December 31, 2020, there were 179,565 shares available for future awards under the Company's equity incentive compensation plan.

18. Other Comprehensive Income

Other comprehensive income includes changes in net unrealized gains on available-for-sale investments, which is comprised of net holding gains arising during the period, changes in unrealized other-than-temporary impairment losses, if any, and reclassification adjustments for net realized gains included in net income. Other comprehensive income also includes changes in foreign currency translation adjustments and changes in net actuarial pension loss. The following table presents the change in accumulated other comprehensive income (loss) by component, net of noncontrolling interests.

(dollars in thousands)	Unrealized Gains on Available-for-Sale Investments	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2017	$2,477,973	$(74,003)	$(58,399)	$2,345,571
Cumulative effect of adoption of ASU No. 2016-01	(2,597,976)	2,492	—	(2,595,484)
Cumulative effect of adoption of ASU No. 2018-02	401,539	1,314	—	402,853
January 1, 2018	281,536	(70,197)	(58,399)	152,940
Total other comprehensive income (loss) before income taxes	(299,446)	(14,932)	2,963	(311,415)
Income tax (expense) benefit	65,970	(1,523)	(622)	63,825
Total other comprehensive income (loss)	(233,476)	(16,455)	2,341	(247,590)
December 31, 2018	$48,060	$(86,652)	$(56,058)	$(94,650)
Total other comprehensive income before income taxes	381,890	403	6,390	388,683
Income tax expense	(83,913)	—	(1,348)	(85,261)
Total other comprehensive income	297,977	403	5,042	303,422
December 31, 2019	$346,037	$(86,249)	$(51,016)	$208,772
Total other comprehensive income (loss) before income taxes	442,089	29,829	(8,849)	463,069
Income tax (expense) benefit	(89,316)	—	1,851	(87,465)
Total other comprehensive income (loss)	352,773	29,829	(6,998)	375,604
December 31, 2020	$698,810	$(56,420)	$(58,014)	$584,376

Effective January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and as a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income. Rather, changes in the fair value of equity securities are now recognized in net income. Upon adoption of this ASU, cumulative net unrealized
10K - 119

gains on equity securities of $2.6 billion, net of deferred income taxes, were reclassified from accumulated other comprehensive income into retained earnings.

Effective January 1, 2018, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provided an option to reclassify tax effects remaining in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act to retained earnings. As a result of adopting the ASU, the Company reclassified $402.9 million of previously recognized deferred taxes from accumulated other comprehensive income into retained earnings.

19. Commitments and Contingencies

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

b) In 2019, the Company established Lodgepine Capital Management Limited (Lodgepine), a new retrocessional insurance-linked securities fund manager in Bermuda. Lodgepine's initial product offering will be Lodgepine Fund Limited, a property catastrophe retrocessional investment fund, and subject to certain conditions, the Company has committed to invest up to $100 million in Lodgepine Fund Limited.

c) On March 11, 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization. See note 20 for further details regarding potential impacts of COVID-19 on the Company's business.

d) Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

20. Developments Related to COVID-19

The COVID-19 pandemic has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world, the effects of which have impacted almost all of the Company's operations during 2020. The Company cannot reasonably estimate the extent or duration of the impacts of the pandemic; however, further potential impacts of the pandemic on the Company's results of operations, financial condition and cash flows, including those described below, could be material.

10K - 120

Significant volatility in the equity markets arising from economic uncertainty following the onset of the COVID-19 pandemic resulted in a significant decline in the fair value of the Company's equity portfolio in the first quarter of 2020. Although this decline was more than offset by subsequent increases in the fair value of our equity portfolio attributable to net favorable market value movements during the rest of the year, future declines in the Company's investment portfolio are possible.

As described in note 9, the Company's underwriting results for the year ended December 31, 2020 included $343.3 million of net losses and loss adjustment expenses directly attributed to COVID-19 and assumptions used to develop this estimate are inherently uncertain and subject to a wide range of variability. The Company also has underwriting exposure to loss impacts that are indirectly related to the COVID-19 pandemic and associated with a broader range of coverages, including coverages within the Company's trade credit, professional liability and workers' compensation product lines, among others, as well as certain of the Company's reinsurance product lines. Underwriting results for the year ended December 31, 2020 included $15.0 million of net losses and loss adjustment expenses indirectly attributed to the COVID-19 pandemic on the Company's trade credit product line within the Insurance segment; however, the Company does not believe any other significant indirect losses have been incurred. Business closures, reduced recreational activity and lower gross receipts, revenues and payrolls of insureds, among other things, also may impact the Company's premium volume and the economic impacts of the pandemic on the Company's insureds also may subject it to increased credit risk. A significant decline in economic activity also could impact premium volume within the Company's program services operations, which may result in a reduction in fee income.

Within the Company's Markel Ventures operations, many of the Company's businesses experienced decreased demand for their products and services as a result of the pandemic. While demand for products and services at most of the Company's impacted business have begun to recover, since the social and economic disruption caused by the pandemic is ongoing, the Company expects that revenues from its Markel Ventures operations will continue to be impacted, and these impacts may continue to be material. In certain cases, revenue declines also could result in ongoing cash and working capital constraints and could impact the companies' liquidity and their ability to comply with debt covenants.

Within the Company's insurance-linked securities operations, investment losses attributed to COVID-19 within the investment funds managed by the Company were not significant; however, uncertainty around potential COVID-19 loss exposures has reduced, and may further reduce, the net asset value on which the Company's management fees are based. Volatility in the capital markets and investor uncertainty regarding insurance industry exposure to COVID-19 also has impacted, and may continue to impact, the Company's ability to raise additional third party capital for the funds it manages. The Company also has experienced, and may continue to experience, higher than anticipated investor redemptions from the funds.

Loss of revenues in the Company's underwriting, Markel Ventures, insurance-linked securities or other operations also could impact the carrying value of the Company's goodwill and intangible assets and, with respect to its Markel Ventures operations, inventory and other long-lived assets, which may become impaired. As detailed in note 6, the Company's consolidated balance sheet as of December 31, 2020 included goodwill and intangible assets of $4.4 billion. The Company completed its annual tests for goodwill and indefinite-lived intangible asset impairment as of October 1, 2020 based upon results of operations through September 30, 2020. Based on the results of these tests, as well as analysis of the impacts of COVID-19 on definite-lived intangible assets, the Company determined none of its goodwill or intangible assets were impaired. However, delayed recovery or further deterioration in market conditions related to the general economy and the specific industries in which the Company operates, a sustained trend of weaker than anticipated financial performance within a reporting unit, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill or intangible asset impairment charges that, if incurred, could have a material adverse effect on the Company's financial condition and results of operations.

10K - 121

21. Statutory Financial Information

a) The following table summarizes statutory capital and surplus for the Company's insurance subsidiaries.

	December 31,
(dollars in thousands)	2020	2019
United States	$3,967,112	$3,673,216
United Kingdom	$635,382	$638,864
Bermuda	$1,905,070	$1,604,184
Other	$103,828	$70,746

As of December 31, 2020, the Company's actual statutory capital and surplus significantly exceeded the regulatory requirements. As a result, the amount of statutory capital and surplus necessary to satisfy regulatory requirements is not significant in relation to actual statutory capital and surplus.

The following table summarizes statutory net income (loss) for the Company's insurance subsidiaries.

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
United States	$616,135	$419,396	$414,957
United Kingdom	$(25,776)	$108,759	$40,203
Bermuda	$228,740	$447,479	$(131,411)
Other	$(4,628)	$(4,499)	$(5,193)

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

United States

The laws of the domicile states of the Company's U.S. insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company's U.S. insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. As of December 31, 2020, the Company's U.S. insurance subsidiaries could pay up to $670.5 million to the holding company during the following 12 months under the ordinary dividend regulations.

In converting from U.S. statutory accounting principles to U.S. GAAP, typical adjustments include deferral of policy acquisition costs, differences in the calculation of deferred income taxes and the inclusion of net unrealized gains or losses relating to fixed maturity securities in shareholders' equity. The Company does not use any permitted statutory accounting practices that are different from prescribed statutory accounting practices which impact statutory capital and surplus.

10K - 122

United Kingdom

The Company's U.K. insurance subsidiary, Markel International Insurance Company Limited (MIICL), and its Lloyd's of London (Lloyd's) managing agent, Markel Syndicate Management Limited (MSM), are authorized by the Prudential Regulation Authority (PRA) and regulated by both the PRA and the Financial Conduct Authority (FCA). The PRA oversees compliance with established periodic auditing and reporting requirements, minimum solvency margins and individual capital assessment requirements under Solvency II and imposes dividend restrictions, while both the PRA and the FCA oversee compliance with risk assessment reviews and various other requirements. MIICL is required to give advance notice to the PRA for any transaction or proposed transaction with a connected or related person. MSM is required to satisfy the solvency requirements of Lloyd's. In addition, the Company's U.K. subsidiaries must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose. Earnings of the Company's U.K. insurance subsidiaries are available for distribution to the holding company to the extent not otherwise restricted.

Bermuda

The Company's Bermuda insurance subsidiary, Markel Bermuda Limited (MBL), is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. At December 31, 2020, MBL satisfied both the enhanced capital requirements and the minimum solvency and liquidity requirements.

Under the Bermuda Insurance Act, MBL is prohibited from paying or declaring dividends during a fiscal year if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of the dividend would cause a breach of those requirements. If an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (BMA). Further, MBL is prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus as set forth in its previous year's statutory balance sheet unless at least seven days before payment of those dividends it files with the BMA an affidavit stating that it will continue to meet its solvency margin and minimum liquidity ratio. MBL must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. In addition, as a long-term insurer, MBL may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by MBL's approved actuary, exceeds the liabilities of its long-term business. The amount of the dividend cannot exceed the aggregate of that excess and any other funds legally available for the payment of the dividend. As of December 31, 2020, MBL could pay up to $476.3 million to the holding company during the following 12 months without making any additional filings with the BMA.

Other Jurisdictions
The Company's other foreign subsidiaries, including its German insurance subsidiary, are subject to capital and solvency requirements in their respective jurisdictions of domicile.

b) Lloyd's sets the corporate members' required capital annually based on each syndicates' business plans, rating environment, reserving environment and input arising from Lloyd's discussions with, among others, regulatory and rating agencies. Such required capital is referred to as Funds at Lloyd's (FAL), and comprises cash and investments. The amount of cash and investments held as FAL as of December 31, 2020 was $1.1 billion. Of this amount, $374.8 million was provided by the holding company and is not available for general use by the Company. The remaining amount, provided by the Company's insurance subsidiaries, is not available for distribution to the holding company. The Company's corporate member may also be required to maintain funds under the control of Lloyd's in excess of its capital requirements and such funds also may not be available for distribution to the holding company.

10K - 123

22. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial position, results of operations and cash flows of Markel Corporation.
CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
	(dollars in thousands)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $248,206 in 2020 and $658,557 in 2019)	$274,297	$676,307
Equity securities (cost of $1,307,230 in 2020 and $1,487,478 in 2019)	1,817,068	1,831,333
Short-term investments, available-for-sale (estimated fair value approximates cost)	1,249,970	724,558
Total Investments	3,341,335	3,232,198
Cash and cash equivalents	657,539	737,072
Restricted cash and cash equivalents	65,971	1,077
Receivables	14,737	19,846
Investments in consolidated subsidiaries	12,259,007	12,239,086
Notes receivable from subsidiaries	85,756	60,111
Income taxes receivable	37,505	2,170
Other assets	364,403	347,023
Total Assets	$16,826,253	$16,638,583
LIABILITIES AND SHAREHOLDERS' EQUITY
Senior long-term debt	$3,441,355	$3,438,910
Notes payable to subsidiaries (1)	317,753	1,835,000
Income taxes payable	—	18,270
Net deferred tax liability	170,270	129,835
Other liabilities	97,086	145,701
Total Liabilities	4,026,464	5,567,716
Shareholders' equity:
Preferred stock	591,891	—
Common stock	3,428,340	3,404,919
Retained earnings	8,195,182	7,457,176
Accumulated other comprehensive income	584,376	208,772
Total Shareholders' Equity	12,799,789	11,070,867
Total Liabilities and Shareholders' Equity	$16,826,253	$16,638,583
(1)In December 2018, Markel Corporation purchased Markel Global Reinsurance Company, an indirectly owned subsidiary of Markel Corporation, from Alterra USA Holdings Limited (Alterra USA), another indirectly owned subsidiary of Markel Corporation, by issuing a $1.4 billion note payable to Alterra USA. In March 2020, Alterra USA made a non-cash distribution of capital to Markel Corporation of $1.4 billion that satisfied the obligation under the note payable.
10K - 124

CONDENSED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2020	2019	2018
	(dollars in thousands)
REVENUES
Net investment income	$18,026	$48,845	$32,631
Dividends on common stock of consolidated subsidiaries	466,244	863,335	749,171
Net investment gains (losses):
Net realized investment gains (losses), including other-than-temporary impairment losses	27,774	3,848	(3,341)
Change in fair value of equity securities	82,389	293,296	(110,356)
Net investment gains (losses)	110,163	297,144	(113,697)
Total Revenues	594,433	1,209,324	668,105
EXPENSES
Services and other expenses	1,025	6,436	6,532
Interest expense	187,562	219,082	145,681
Net foreign exchange losses (gains)	6,823	3,973	(3,391)
Loss on early extinguishment of debt	—	13,656	—
Total Expenses	195,410	243,147	148,822
Income Before Equity in Undistributed Earnings of Consolidated Subsidiaries and Income Taxes	399,023	966,177	519,283
Equity in undistributed earnings (losses) of consolidated subsidiaries	400,289	851,337	(696,045)
Income tax (expense) benefit	16,718	(27,048)	48,582
Net Income (Loss) to Shareholders	816,030	1,790,466	(128,180)
Preferred stock dividends	(18,400)	—	—
Net Income (Loss) to Common Shareholders	$797,630	$1,790,466	$(128,180)
OTHER COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$21,482	$14,016	$(1,492)
Consolidated subsidiaries' net holding gains (losses) arising during the period	334,677	285,109	(239,833)
Reclassification adjustments for net gains (losses) included in net income (loss) to shareholders	(14,937)	(4,591)	2,564
Consolidated subsidiaries' reclassification adjustments for net gains (losses) included in net income (loss) to shareholders	11,551	3,443	5,285
Change in net unrealized gains on available-for-sale investments, net of taxes	352,773	297,977	(233,476)
Consolidated subsidiaries' change in foreign currency translation adjustments, net of taxes	29,829	403	(16,455)
Consolidated subsidiaries' change in net actuarial pension loss, net of taxes	(6,998)	5,042	2,341
Total Other Comprehensive Income (Loss) to Shareholders	375,604	303,422	(247,590)
Comprehensive Income (Loss) to Shareholders	$1,191,634	$2,093,888	$(375,770)

10K - 125

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss) to shareholders	$816,030	$1,790,466	$(128,180)
Adjustments to reconcile net income (loss) to shareholders to net cash provided (used) by operating activities	(708,162)	(1,530,940)	3,637
Net Cash Provided (Used) By Operating Activities	107,868	259,526	(124,543)
INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities and equity securities	557,088	326,564	204,478
Proceeds from maturities, calls and prepayments of fixed maturity securities	39,051	41,673	34,560
Cost of fixed maturity securities and equity securities purchased	(90,459)	(82,332)	(26,336)
Net change in short-term investments	(522,666)	(236,251)	930,876
Return of capital from subsidiaries	15,164	14,865	12,712
Decrease (increase) in notes receivable due from subsidiaries	(25,000)	100,000	(20,000)
Capital contributions to subsidiaries	(605,426)	(413,148)	(103,133)
Acquisitions, net of cash acquired	—	—	(972,619)
Cost of equity method investments	(4,917)	(213,100)	(4,917)
Other	17,984	6,719	(8,652)
Net Cash Provided (Used) By Investing Activities	(619,181)	(455,010)	46,969
FINANCING ACTIVITIES
Additions to senior long-term debt	—	1,384,182	—
Increase (decrease) in notes payable to subsidiaries	(50,000)	(99,839)	47,105
Repayment of senior long-term debt	—	(484,811)	—
Premiums and fees related to early extinguishment of debt	—	(13,248)	—
Repurchases of common stock	(26,832)	(116,307)	(54,007)
Issuance of preferred stock, net	591,891	—	—
Dividends paid on preferred stock	(18,400)	—	—
Other	15	(2,564)	(70)
Net Cash Provided (Used) By Financing Activities	496,674	667,413	(6,972)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(14,639)	471,929	(84,546)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	738,149	266,220	350,766
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF YEAR	$723,510	$738,149	$266,220

10K - 126

23. Quarterly Financial Information (unaudited)

The following table presents the unaudited quarterly results of consolidated operations for 2020, 2019 and 2018.

	Quarters Ended
(dollars in thousands, except per share amounts)	Mar. 31	June 30	Sept. 30	Dec. 31
2020
Operating revenues	$335,666	$3,132,015	$2,911,735	$3,355,650
Net income (loss)	(1,401,376)	931,671	454,043	847,429
Net income (loss) to common shareholders	(1,405,763)	921,768	452,726	828,899
Comprehensive income (loss) to shareholders	(1,352,809)	1,092,393	520,089	931,961
Net income (loss) per common share:
Basic	$(100.60)	$65.81	$31.07	$59.44
Diluted	$(100.60)	$65.75	$31.03	$59.33
2019
Operating revenues	$2,472,488	$2,439,116	$2,033,058	$2,581,529
Net income	577,513	506,483	203,953	511,513
Net income to common shareholders	576,427	497,298	205,637	511,104
Comprehensive income to shareholders	732,245	623,330	250,069	488,244
Net income per common share:
Basic	$42.81	$36.10	$13.97	$36.34
Diluted	$42.76	$36.07	$13.95	$36.26
2018
Operating revenues	$1,575,471	$1,987,013	$2,235,949	$1,042,852
Net income (loss)	(65,594)	279,587	409,028	(753,374)
Net income (loss) to common shareholders	(64,306)	278,231	409,438	(751,543)
Comprehensive income (loss) to shareholders	(174,839)	164,336	315,106	(680,373)
Net income (loss) per common share:
Basic	$(4.25)	$20.01	$28.56	$(53.88)
Diluted	$(4.25)	$19.97	$28.50	$(53.88)

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls), as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). This evaluation was conducted under the supervision and with the participation of our management, including the Co-Principal Executive Officers (Co-PEOs) and the Principal Financial Officer (PFO).

Based upon this evaluation, the Co-PEOs and PFO concluded that effective Disclosure Controls were in place to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

10K - 127

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

Under the supervision and with the participation of management, including the Co-PEOs and the PFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

In conducting our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, we excluded internal control over financial reporting associated with Lansing Building Products, LLC (Lansing), which was acquired in April 2020. Lansing’s operations represented 2% of our consolidated assets as of December 31, 2020 and 7% of our consolidated operating revenues for the year then ended.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which is included in Item 8 Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Except for the information set forth under "Information About Our Executive Officers" in Part I, the information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Company's Proxy Statement for its 2021 Annual Meeting of Shareholders pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements
The following consolidated financial statements, as well as the Reports of Independent Registered Public Accounting Firm, are included in Item 8.
Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the consolidated financial statements or notes to consolidated financial statements.
(b) Exhibits
See Exhibit Index.
10K - 128

EXHIBIT INDEX

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

10K - 129

Exhibit No.	Document Description

10.1(a)
Credit Agreement, dated as of April 10, 2019, among Markel Corporation, Markel Bermuda Limited, Markel Global Reinsurance Company, Alterra Finance LLC, the lenders party from time to time thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference from Exhibit 10.1 in the Registrant’s report on Form 8-K filed with the Commission April 12, 2019)

10.1(b)
First Amendment to Credit Agreement, dated as of December 13, 2019, among Markel Corporation, Markel Bermuda Limited, Markel Global Reinsurance Company, Alterra Finance LLC and Wells Fargo National Association (incorporated by reference from Exhibit 10.1(b) in the Registrant's Report on Form 10-K filed with the Commission for the year ended December 31, 2019)

10.2
Form of Amended and Restated Employment Agreement with Anthony F. Markel (incorporated by reference from Exhibit 10.4 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2008)*

10.3(a)
Amended and Restated Employment Agreement with Steven A. Markel (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended September 30, 2015)*

10.3(b)
Amendment dated as of December 31, 2017 to Amended and Restated Employment Agreement with Steven A. Markel (incorporated by reference from Exhibit 10.6 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2017)*

10.4
Employment Agreement, dated June 28, 2018, between Markel Corporation and Robert C. Cox (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission July 12, 2018)*

10.5
Amended and Restated Form of Executive Employment Agreement with Bradley J. Kiscaden and Linda V. Schreiner (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission August 21, 2018)*

10.6
Amended and Restated Executive Employment Agreement, dated as of August 15, 2018, between Markel Corporation and Thomas S. Gayner (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 8-K filed with the Commission August 21, 2018)*

10.7
Amended and Restated Executive Employment Agreement, dated as of August 15, 2018, between Markel Corporation and Richard R. Whitt, III (incorporated by reference from Exhibit 10.3 in the Registrant's report on Form 8-K filed with the Commission August 21, 2018)*

10.8
Executive Employment Agreement, dated as of August 15, 2018, between Markel Corporation and Jeremy A. Noble (incorporated by reference from Exhibit 10.4 in the Registrant's report on Form 8-K filed with the Commission August 21, 2018)*

10.9	Amended and Restated Executive Employment Agreement, dated as of March 24, 2019, between Markel Corporation and Richard R. Grinnan* **

10.10(a)	Markel Corporation Voluntary Deferral Plan (incorporated by reference from Exhibit 10.14 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2015)*

10.10(b)
Amendment to Markel Corporation Voluntary Deferral Plan (incorporated by reference from Exhibit 10.20 in the Registrant’s report on Form 10-K filed with the Commission for the year ended December 31, 2018)*

10.10(c)
Amendment to Markel Corporation Voluntary Deferral Plan (incorporated by reference from Exhibit 10.1 in the Registrant’s report on Form 10-Q filed with the Commission for the quarter ended September 30, 2019)*

10.11(a)	Markel Corporation Omnibus Incentive Plan (incorporated by reference from Appendix B in the Registrant's Proxy Statement and Definitive 14A filed with the Commission April 2, 2003)*

10.11(b)
May 2010 Restricted Stock Units Deferral Election Form (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2010)*

10.12(a)	Markel Corporation 2012 Equity Incentive Compensation Plan (incorporated by reference from Appendix A in the Registrant's Proxy Statement and Definitive 14A filed with the Commission March 16, 2012)*

10.12(b)
Restricted Stock Units Deferral Election Form for the 2012 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.24 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2012)*

10.13
Markel Corporation Executive Bonus Plan, as amended and restated May 14, 2018 (incorporated by reference from Exhibit 10.1 in the Registrant’s report on Form 10-Q filed with the Commission for the quarter ended June 30, 2018)*

10K - 130

10.14(a)	2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission May 19, 2016)*

10.14(b)
Form of Performance-Based (Graded Vesting) Restricted Stock Unit Award Agreement for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 in the Registrant’s report on Form 10-Q filed with the Commission for the quarter ended March 31, 2018)*

10.14(c)
Form of Performance-Based (Cliff Vesting) Restricted Stock Unit Award Agreement for Executive Officers (revised 2019) for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.5 in the Registrant’s report on Form 10-Q filed with the Commission for the quarter ended March 31, 2019)*

10.14(d)
Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.15(i) in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2019)*

10.14(e)
Form of Restricted Stock Award Agreement for Outside Directors for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2020)*

10.15	Markel Corporation 2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission May 15, 2020)*

21	Certain Subsidiaries of Markel Corporation**

23	Consent of KPMG LLP**

31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 19, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Indicates management contract or compensatory plan or arrangement
**    Filed with this report

10K - 131

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

/s/ Thomas S. Gayner	/s/ Richard R. Whitt, III	/s/ Jeremy A. Noble
Thomas S. Gayner	Richard R. Whitt, III	Jeremy A. Noble
Co-Chief Executive Officer	Co-Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Co-Principal Executive Officer)	(Co-Principal Executive Officer)	(Principal Financial Officer)
February 19, 2021	February 19, 2021	February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven A. Markel	Chairman of the Board	February 19, 2021
Steven A. Markel

/s/ Thomas S. Gayner	Director, Co-Chief Executive Officer	February 19, 2021
Thomas S. Gayner	(Co-Principal Executive Officer)

/s/ Richard R. Whitt, III	Director, Co-Chief Executive Officer	February 19, 2021
Richard R. Whitt, III	(Co-Principal Executive Officer)

/s/ Jeremy A. Noble	Senior Vice President and Chief Financial Officer	February 19, 2021
Jeremy A. Noble	(Principal Financial Officer)

/s/ Oscar Guerrero	Chief Accounting Officer	February 19, 2021
Oscar Guerrero	(Principal Accounting Officer)

/s/ Mark M. Besca	Director	February 19, 2021
Mark M. Besca

/s/ K. Bruce Connell	Director	February 19, 2021
K. Bruce Connell

/s/ Stewart M. Kasen	Director	February 19, 2021
Stewart M. Kasen

/s/ Diane Leopold	Director	February 19, 2021
Diane Leopold

/s/ Lemuel E. Lewis	Director	February 19, 2021
Lemuel E. Lewis

/s/ Anthony F. Markel	Director	February 19, 2021
Anthony F. Markel

/s/ Darrell D. Martin	Director	February 19, 2021
Darrell D. Martin

/s/ Harold L. Morrison, Jr.	Director	February 19, 2021
Harold L. Morrison, Jr.

/s/ Michael O'Reilly	Director	February 19, 2021
Michael O'Reilly

/s/ A. Lynne Puckett	Director	February 19, 2021
A. Lynne Puckett
10K - 132