Form 10-Q
period 2021-03-31
MARKEL CORP
filed 2021-04-28
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at April 21, 2021: 13,758,155

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $10,119,406 in 2021 and $9,655,261 in 2020)	$10,828,145	$10,681,734
Equity securities (cost of $2,758,061 in 2021 and $2,732,998 in 2020)	7,528,817	6,994,110
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,736,982	2,034,099
Total Investments	21,093,944	19,709,943
Cash and cash equivalents	3,882,379	4,341,736
Restricted cash and cash equivalents	615,525	874,913
Receivables	2,254,424	1,930,211
Reinsurance recoverables	6,188,894	5,989,337
Deferred policy acquisition costs	722,865	630,794
Prepaid reinsurance premiums	1,477,997	1,451,858
Goodwill	2,604,820	2,604,624
Intangible assets	1,736,148	1,782,718
Other assets	2,466,033	2,393,920
Total Assets	$43,043,029	$41,710,054
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$16,600,500	$16,222,376
Life and annuity benefits	977,647	1,069,986
Unearned premiums	4,838,032	4,433,245
Payables to insurance and reinsurance companies	561,155	493,470
Senior long-term debt and other debt (estimated fair value of $4,096,000 in 2021 and $4,367,000 in 2020)	3,564,949	3,484,023
Other liabilities	3,080,928	2,946,631
Total Liabilities	29,623,211	28,649,731
Redeemable noncontrolling interests	234,654	245,642
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,447,614	3,428,340
Retained earnings	8,754,760	8,195,182
Accumulated other comprehensive income	369,679	584,376
Total Shareholders' Equity	13,163,944	12,799,789
Noncontrolling interests	21,220	14,892
Total Equity	13,185,164	12,814,681
Total Liabilities and Equity	$43,043,029	$41,710,054
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,497,695	$1,330,709
Net investment income	96,570	88,243
Net investment gains (losses)	526,871	(1,681,441)
Products revenues	328,832	352,161
Services and other revenues	450,226	245,994
Total Operating Revenues	2,900,194	335,666
OPERATING EXPENSES
Losses and loss adjustment expenses	879,918	1,076,348
Underwriting, acquisition and insurance expenses	526,743	495,163
Products expenses	296,526	314,071
Services and other expenses	412,097	217,556
Amortization of intangible assets	39,553	37,858
Total Operating Expenses	2,154,837	2,140,996
Operating Income (Loss)	745,357	(1,805,330)
Interest expense	(42,389)	(45,030)
Net foreign exchange gains	25,084	78,301
Income (Loss) Before Income Taxes	728,052	(1,772,059)
Income tax (expense) benefit	(148,371)	370,683
Net Income (Loss)	579,681	(1,401,376)
Net income attributable to noncontrolling interests	(5,987)	(4,387)
Net Income (Loss) to Shareholders	573,694	(1,405,763)
Preferred stock dividends	—	—
Net Income (Loss) to Common Shareholders	$573,694	$(1,405,763)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$(214,376)	$64,377
Reclassification adjustments for net gains (losses) included in net income (loss)	(88)	1,187
Change in net unrealized gains on available-for-sale investments, net of taxes	(214,464)	65,564
Change in foreign currency translation adjustments, net of taxes	(808)	(12,734)
Change in net actuarial pension loss, net of taxes	592	—
Total Other Comprehensive Income (Loss)	(214,680)	52,830
Comprehensive Income (Loss)	365,001	(1,348,546)
Comprehensive income attributable to noncontrolling interests	(6,004)	(4,263)
Comprehensive Income (Loss) to Shareholders	$358,997	$(1,352,809)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$42.09	$(100.60)
Diluted	$42.02	$(100.60)
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Three Months Ended March 31, 2021	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2020	$591,891	$3,428,340	$8,195,182	$584,376	$12,799,789	$14,892	$12,814,681	$245,642
Net income (loss)			573,694	—	573,694	6,675	580,369	(688)
Other comprehensive income (loss)			—	(214,697)	(214,697)	—	(214,697)	17
Comprehensive Income (Loss)					358,997	6,675	365,672	(671)
Repurchase of common stock	—	—	(22,023)	—	(22,023)	—	(22,023)	—
Restricted stock units expensed	—	19,160	—	—	19,160	—	19,160	—
Adjustment of redeemable noncontrolling interests	—	—	7,906	—	7,906	—	7,906	(7,906)
Purchase of noncontrolling interest	—	(531)	—	—	(531)	—	(531)	(147)
Other	—	645	1	—	646	(347)	299	(2,264)
March 31, 2021	$591,891	$3,447,614	$8,754,760	$369,679	$13,163,944	$21,220	$13,185,164	$234,654

Three Months Ended March 31, 2020	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2019	$—	$3,404,919	$7,457,176	$208,772	$11,070,867	$7,549	$11,078,416	$177,562
Cumulative effect of adoption of ASU No. 2016-13, net of taxes			(3,827)	—	(3,827)	—	(3,827)	—
January 1, 2020	—	3,404,919	7,453,349	208,772	11,067,040	7,549	11,074,589	177,562
Net income (loss)			(1,405,763)	—	(1,405,763)	3,301	(1,402,462)	1,086
Other comprehensive income (loss)			—	52,954	52,954	—	52,954	(124)
Comprehensive Income (Loss)					(1,352,809)	3,301	(1,349,508)	962
Repurchase of common stock	—	—	(23,865)	—	(23,865)	—	(23,865)	—
Restricted stock units expensed	—	19,369	—	—	19,369	—	19,369	—
Adjustment of redeemable noncontrolling interests	—	—	16,013	—	16,013	—	16,013	(16,013)
Purchase of noncontrolling interest	—	(4,833)	—	—	(4,833)	—	(4,833)	(5,252)
Other	—	73	(260)	—	(187)	752	565	(1,842)
March 31, 2020	$—	$3,419,528	$6,039,474	$261,726	$9,720,728	$11,602	$9,732,330	$155,417
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$579,681	$(1,401,376)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(261,557)	1,467,054
Net Cash Provided By Operating Activities	318,124	65,678
INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities and equity securities	69,118	266,421
Proceeds from maturities, calls and prepayments of fixed maturity securities	100,123	104,226
Cost of fixed maturity securities and equity securities purchased	(595,695)	(382,415)
Net change in short-term investments	(663,120)	942,695
Additions to property and equipment	(30,650)	(29,907)
Other	42,637	5,599
Net Cash Provided (Used) By Investing Activities	(1,077,587)	906,619
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	152,355	89,428
Repayment of senior long-term debt and other debt	(71,586)	(30,274)
Repurchases of common stock	(22,023)	(23,865)
Other	(5,039)	(14,382)
Net Cash Provided By Financing Activities	53,707	20,907
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(12,989)	(35,233)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(718,745)	957,971
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	5,216,649	3,500,353
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,497,904	$4,458,324
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

a) Basis of Presentation. The consolidated balance sheet as of March 31, 2021 and the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2020 was derived from Markel Corporation's audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. Readers are urged to review the Company's 2020 Annual Report on Form 10-K for a more complete description of the Company's business and accounting policies, as well as a description of the risks and uncertainties associated with the COVID-19 pandemic on the Company's businesses and results of operations, financial condition and cash flows, including in note 20 of the notes to consolidated financial statements included under Item 8 Financial Statements and Supplementary Data. There were no material changes in the Company's assessment of the risks and uncertainties associated with the COVID-19 pandemic during the three months ended March 31, 2021.

b) Recent Accounting Pronouncements

Accounting Standards Adopted in 2021

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes effective January 1, 2021. Adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The FASB subsequently issued several ASUs as amendments to ASU No. 2018-12. The standard requires insurance entities with long duration contracts to: (1) review and, if there is a change, update the assumptions used to measure expected cash flows at least annually, as well as update the discount rate assumption at each reporting date; (2) measure all market risk benefits associated with deposit (or account balance) contracts at fair value; and (3) disclose liability rollforwards and information about significant inputs, judgments, assumptions and methods used to measure the liability, including changes thereto and the effect of those changes on measurement. ASU No. 2018-12 becomes effective for the Company during the first quarter of 2023. The standard will, among other things, impact the discount rate used in estimating reserves for the Company's life and annuity reinsurance portfolio, which is in runoff. Currently, the discount rate assumption is locked-in for the life of the contracts, unless there is a loss recognition event. The Company is currently evaluating ASU No. 2018-12 to determine the impact that adopting this standard will have on its consolidated financial statements.

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

The Company's other operations primarily consist of the results of the Company's insurance-linked securities operations and program services business. Other operations also include results for lines of business discontinued prior to, or in conjunction with, acquisitions, including development on asbestos and environmental loss reserves and results attributable to the run-off of life and annuity reinsurance business, which are monitored separately from the Company's ongoing underwriting operations. For purposes of segment reporting, none of these other operations are considered to be reportable segments.

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

	Three Months Ended March 31, 2021
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)		Consolidated
Gross premium volume	$1,638,327	$532,518	$—	$—	$634,007		$2,804,852
Net written premiums	1,387,430	494,085	—	—	(445)		1,881,070

Earned premiums	1,244,027	254,087	—	—	(419)		1,497,695
Losses and loss adjustment expenses:
Current accident year	(798,247)	(172,501)	—	—	—		(970,748)
Prior accident years	119,064	(28,655)	—	—	421		90,830
Amortization of policy acquisition costs	(260,599)	(61,988)	—	—	—		(322,587)
Other operating expenses	(187,297)	(14,161)	—	—	(2,698)		(204,156)
Underwriting profit (loss)	116,948	(23,218)	—	—	(2,696)		91,034
Net investment income	—	—	96,567	3	—		96,570
Net investment gains	—	—	526,871	—	—		526,871
Products revenues	—	—	—	328,832	—		328,832
Services and other revenues	—	—	—	377,767	72,459		450,226
Products expenses	—	—	—	(296,526)	—		(296,526)
Services and other expenses	—	—	—	(344,908)	(67,189)		(412,097)
Amortization of intangible assets (3)	—	—	—	(13,705)	(25,848)		(39,553)
Segment profit (loss)	$116,948	$(23,218)	$623,438	$51,463	$(23,274)		$745,357
Interest expense							(42,389)
Net foreign exchange gains							25,084
Income before income taxes							$728,052
U.S. GAAP combined ratio (4)	91%	109%			NM	(5)	94%
(1)    Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $16.0 million for the three months ended March 31, 2021.
(2)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $10.4 million for the three months ended March 31, 2021, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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

(dollars in thousands)	March 31, 2021	December 31, 2020
Segment assets:
Investing	$25,470,635	$24,781,946
Underwriting	7,704,190	7,228,297
Markel Ventures	3,706,069	3,636,060
Total segment assets	36,880,894	35,646,303
Other operations	6,162,135	6,063,751
Total assets	$43,043,029	$41,710,054

3. Investments

a) The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains in the tables below are presented before taxes and any reserve deficiency adjustments for life and annuity benefit reserves. See note 8.

	March 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$924,319	$5,467	$(5,469)	$924,317
U.S. government-sponsored enterprises	591,883	31,639	(9,110)	614,412
Obligations of states, municipalities and political subdivisions	3,928,674	294,394	(10,680)	4,212,388
Foreign governments	1,354,681	196,055	(1,967)	1,548,769
Commercial mortgage-backed securities	1,761,869	99,451	(3,009)	1,858,311
Residential mortgage-backed securities	790,950	48,935	(13)	839,872
Asset-backed securities	5,713	113	—	5,826
Corporate bonds	761,317	65,916	(2,983)	824,250
Total fixed maturity securities	10,119,406	741,970	(33,231)	10,828,145
Short-term investments	2,732,659	4,327	(4)	2,736,982
Investments, available-for-sale	$12,852,065	$746,297	$(33,235)	$13,565,127

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$580,716	$9,091	$(507)	$589,300
U.S. government-sponsored enterprises	500,053	51,593	(92)	551,554
Obligations of states, municipalities and political subdivisions	3,903,292	386,784	(235)	4,289,841
Foreign governments	1,352,616	275,450	(57)	1,628,009
Commercial mortgage-backed securities	1,736,257	149,359	(34)	1,885,582
Residential mortgage-backed securities	811,732	58,742	(29)	870,445
Asset-backed securities	5,812	154	—	5,966
Corporate bonds	764,783	96,257	(3)	861,037
Total fixed maturity securities	9,655,261	1,027,430	(957)	10,681,734
Short-term investments	2,030,460	3,645	(6)	2,034,099
Investments, available-for-sale	$11,685,721	$1,031,075	$(963)	$12,715,833

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2021
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$529,340	$(5,469)	$—	$—	$529,340	$(5,469)
U.S. government-sponsored enterprises	279,682	(9,110)	—	—	279,682	(9,110)
Obligations of states, municipalities and political subdivisions	258,698	(10,671)	2,926	(9)	261,624	(10,680)
Foreign governments	101,907	(1,967)	—	—	101,907	(1,967)
Commercial mortgage-backed securities	105,483	(3,009)	—	—	105,483	(3,009)
Residential mortgage-backed securities	1,084	(9)	430	(4)	1,514	(13)
Corporate bonds	79,402	(2,983)	—	—	79,402	(2,983)
Total fixed maturity securities	1,355,596	(33,218)	3,356	(13)	1,358,952	(33,231)
Short-term investments	968,973	(4)	—	—	968,973	(4)
Total	$2,324,569	$(33,222)	$3,356	$(13)	$2,327,925	$(33,235)

At March 31, 2021, the Company held 139 available-for-sale securities with a total estimated fair value of $2.3 billion and gross unrealized losses of $33.2 million. Of these 139 securities, seven securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $3.4 million and gross unrealized losses of $13 thousand. The Company does not intend to sell or believe it will be required to sell these available-for-sale securities before recovery of their amortized cost.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses as of March 31, 2021 or December 31, 2020.

Quarterly, the Company also considers whether it intends to sell an available-for-sale security or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost. In these instances, a decline in fair value is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

c) The amortized cost and estimated fair value of fixed maturity securities at March 31, 2021 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$370,251	$373,762
Due after one year through five years	2,298,104	2,417,512
Due after five years through ten years	2,522,776	2,686,728
Due after ten years	2,369,743	2,646,134
	7,560,874	8,124,136
Commercial mortgage-backed securities	1,761,869	1,858,311
Residential mortgage-backed securities	790,950	839,872
Asset-backed securities	5,713	5,826
Total fixed maturity securities	$10,119,406	$10,828,145

d) The following table presents the components of net investment income.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Interest:
Municipal bonds (tax-exempt)	$15,236	$16,601
Municipal bonds (taxable)	16,495	16,895
Other taxable bonds	39,395	39,972
Short-term investments, including overnight deposits	672	10,243
Dividends on equity securities	25,385	28,614
Income (loss) from equity method investments	3,925	(19,979)
Other	(195)	757
	100,913	93,103
Investment expenses	(4,343)	(4,860)
Net investment income	$96,570	$88,243

e) The following table presents the components of net investment gains (losses) and the change in net unrealized gains included in other comprehensive income (loss).

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Fixed maturity securities:
Realized gains	$83	$1,385
Realized losses	—	(2,884)
Short-term investments:
Realized gains	30	98
Realized losses	(94)	(172)
Cost-method investments:
Realized gains	4,722	11,167
Other investment gains (losses)	(1,332)	144
Net realized investment gains	3,409	9,738
Equity securities:
Change in fair value of securities sold during the period	3,117	(39,065)
Change in fair value of securities held at the end of the period	520,345	(1,652,114)
Total change in fair value	523,462	(1,691,179)
Net investment gains (losses)	$526,871	$(1,681,441)
Change in net unrealized gains on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$(321,232)	$98,567
Short-term investments	684	(6,706)
Reserve deficiency adjustment for life and annuity benefit reserves (see note 8)	49,333	(12,872)
Net increase (decrease)	$(271,215)	$78,989

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

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in certain insurance-linked securities funds managed by Markel CATCo Investment Management Ltd. (MCIM), a consolidated subsidiary, that are not traded on an active exchange, as further described and defined in note 9 (the Markel CATCo Funds), and are valued using unobservable inputs.

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

Due to the significance of unobservable inputs required in measuring the fair value of the Company's investments in the Markel CATCo Funds, these investments are classified as Level 3 within the fair value hierarchy. The fair value of the securities are derived using their reported net asset value (NAV) as the primary input, as well as other observable and unobservable inputs as deemed necessary by management. Management has obtained an understanding of the inputs, assumptions, process and controls used to determine NAV, which is calculated by an independent third party. Unobservable inputs to the NAV calculations include assumptions around premium earnings patterns and loss reserve estimates for the underlying securitized reinsurance contracts in which the Markel CATCo Funds invest. In July 2019, the Markel CATCo Funds were placed into run-off and capital is being returned to investors as it becomes available the timing of which is impacted by contractual terms regarding release of collateral on the underlying securitized reinsurance contracts, as well as required regulatory approvals.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$924,317	$—	$924,317
U.S. government-sponsored enterprises	—	614,412	—	614,412
Obligations of states, municipalities and political subdivisions	—	4,212,388	—	4,212,388
Foreign governments	—	1,548,769	—	1,548,769
Commercial mortgage-backed securities	—	1,858,311	—	1,858,311
Residential mortgage-backed securities	—	839,872	—	839,872
Asset-backed securities	—	5,826	—	5,826
Corporate bonds	—	824,250	—	824,250
Total fixed maturity securities, available-for-sale	—	10,828,145	—	10,828,145
Equity securities:
Insurance, banks and other financial institutions	2,738,320	—	56,138	2,794,458
Industrial, consumer and all other	4,734,359	—	—	4,734,359
Total equity securities	7,472,679	—	56,138	7,528,817
Short-term investments, available-for-sale	2,620,422	116,560	—	2,736,982
Total investments	$10,093,101	$10,944,705	$56,138	$21,093,944

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$589,300	$—	$589,300
U.S. government-sponsored enterprises	—	551,554	—	551,554
Obligations of states, municipalities and political subdivisions	—	4,289,841	—	4,289,841
Foreign governments	—	1,628,009	—	1,628,009
Commercial mortgage-backed securities	—	1,885,582	—	1,885,582
Residential mortgage-backed securities	—	870,445	—	870,445
Asset-backed securities	—	5,966	—	5,966
Corporate bonds	—	861,037	—	861,037
Total fixed maturity securities, available-for-sale	—	10,681,734	—	10,681,734
Equity securities:
Insurance, banks and other financial institutions	2,516,361	—	58,493	2,574,854
Industrial, consumer and all other	4,419,256	—	—	4,419,256
Total equity securities	6,935,617	—	58,493	6,994,110
Short-term investments, available-for-sale	1,922,459	111,640	—	2,034,099
Total investments	$8,858,076	$10,793,374	$58,493	$19,709,943

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis, all of which are attributed to the Company's investments in the Markel CATCo Funds.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Equity securities, beginning of period	$58,493	$45,992
Purchases	—	90,000
Sales	—	(1,364)
Net investment gains (losses)	(2,355)	(3,321)
Equity securities, end of period	$56,138	$131,307

In connection with the run-off of one of the Markel CATCo Funds and to facilitate the return of capital to third party investors, the Company invested $90.0 million in that fund effective January 1, 2020. This investment replaced collateral previously provided by other investors for risk exposures within the underlying reinsurance contracts in which the fund is invested related to loss events that occur after December 31, 2019 and through the expiration of the reinsurance contracts, all of which either had expired or were commuted in 2020. Underwriting results for the 2020 loss exposures on these contracts are attributed to the Company through its investment in the fund.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2021 and 2020.

5. Products, Services and Other Revenues

The amount of revenues from contracts with customers for the three months ended March 31, 2021 and 2020 was $719.6 million and $542.2 million, respectively.

The following tables present revenues from contracts with customers by segment and type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income (loss).

	Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$318,642	$—	$318,642	$338,238	$—	$338,238
Services	356,688	27,979	384,667	143,264	30,885	174,149
Investment management	—	16,337	16,337	—	29,823	29,823
Total revenues from contracts with customers	675,330	44,316	719,646	481,502	60,708	542,210
Program services and other fronting	—	27,617	27,617	—	25,704	25,704
Other	31,269	526	31,795	29,535	706	30,241
Total	$706,599	$72,459	$779,058	$511,037	$87,118	$598,155

Receivables from contracts with customers were $406.7 million and $406.4 million as of March 31, 2021 and December 31, 2020, respectively.

6. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net reserves for losses and loss adjustment expenses, beginning of year	$10,485,717	$9,475,261
Effect of foreign currency rate changes on beginning of year balance	(9,485)	(96,339)
Effect of adoption of ASU No. 2016-13	—	3,849
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	10,476,232	9,382,771
Incurred losses and loss adjustment expenses:
Current accident year	970,748	1,180,365
Prior accident years	(90,870)	(104,072)
Total incurred losses and loss adjustment expenses	879,878	1,076,293
Payments:
Current accident year	52,770	58,699
Prior accident years	633,025	591,513
Total payments	685,795	650,212
Effect of foreign currency rate changes on current year activity	475	(488)
Net reserves for losses and loss adjustment expenses, end of period	10,670,790	9,808,364
Reinsurance recoverables on unpaid losses	5,929,710	5,230,448
Gross reserves for losses and loss adjustment expenses, end of period	$16,600,500	$15,038,812

For the three months ended March 31, 2021, current accident year losses and loss adjustment expenses included $64.3 million of net losses and loss adjustment expenses from Winter Storm Uri. The net losses and loss adjustment expenses from Winter Storm Uri as of March 31, 2021 represent the Company's best estimates based upon information currently available. The estimates for these losses are based on claims received to date, detailed policy and reinsurance contract level reviews, preliminary industry loss estimates and output from both industry and proprietary models, as well as analysis of the Company's ceded reinsurance contracts. Due to the limited claims activity thus far, these estimates are based on various assumptions about coverage, liability and reinsurance and are therefore subject to change. While the Company believes its reserves for Winter Storm Uri as of March 31, 2021 are adequate, it continues to closely monitor reported claims and will adjust estimates of gross and net losses as new information becomes available.

For the three months ended March 31, 2020, current accident year losses and loss adjustment expenses included $325.0 million of net losses and loss adjustment expenses attributed to the COVID-19 pandemic.

For the three months ended March 31, 2021, prior accident years' losses and loss adjustment expenses included $90.9 million of favorable development on prior years' loss reserves, which included $89.1 million of favorable development on the Company's marine and energy, general liability, workers' compensation and property product lines within the Insurance segment. Favorable development on prior years' loss reserves for the three months ended March 31, 2021 was partially offset by $18.6 million of adverse development within the Reinsurance segment related to COVID-19. The Company's estimate of ultimate losses directly attributed to COVID-19 is based on assumptions about coverage, liability and reinsurance, for which significant uncertainty still exists, and represents the Company's best estimate as of March 31, 2021 based upon information currently available. While the Company believes the net reserves for losses and loss adjustment expenses for COVID-19 as of March 31, 2021 are adequate based on information available at this time, the Company will continue to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust the estimates of gross and net losses as new information becomes available. Such adjustments to the Company's reserves for COVID-19 losses and loss adjustment expenses may be material to the Company's results of operations, financial condition and cash flows.

For the three months ended March 31, 2020, prior accident years' losses and loss adjustment expenses included $104.1 million of favorable development on prior years' loss reserves, which included $89.6 million of favorable development on the Company's professional liability, workers' compensation and marine and energy product lines within the Insurance segment. Favorable development on prior years' loss reserves for the three months ended March 31, 2020 was partially offset by $13.9 million of adverse development within the Reinsurance segment.

7. Reinsurance

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Three Months Ended March 31,
	2021				2020
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$1,549,097	$621,748	$(289,313)	$1,881,532	$1,349,241	$578,656	$(279,389)	$1,648,508
Earned	1,431,333	365,898	(299,100)	1,498,131	1,275,671	326,700	(269,538)	1,332,833
Program services and other fronting:
Written	608,037	25,970	(634,469)	(462)	388,924	6,003	(396,957)	(2,030)
Earned	583,160	14,905	(598,501)	(436)	545,343	13,723	(561,190)	(2,124)
Consolidated:
Written	2,157,134	647,718	(923,782)	1,881,070	1,738,165	584,659	(676,346)	1,646,478
Earned	$2,014,493	$380,803	$(897,601)	$1,497,695	$1,821,014	$340,423	$(830,728)	$1,330,709

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the three months ended March 31, 2021 and 2020 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 37% and 38% for the three months ended March 31, 2021 and 2020, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 25% and 26% for the three months ended March 31, 2021 and 2020, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations, which totaled $443.0 million and $308.0 million for the three months ended March 31, 2021 and 2020, respectively, were ceded.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Gross	$1,073,923	$1,243,557
Ceded	(191,971)	(167,180)
Net losses and loss adjustment expenses	$881,952	$1,076,377

8. Life and Annuity Benefits

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. As of March 31, 2021 and December 31, 2020, the cumulative adjustment to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $70.3 million and $119.6 million, respectively. The $49.3 million decrease in the cumulative adjustment to life and annuity benefits for the three months ended March 31, 2021 reflects an increase in the market yield on the investment portfolio supporting the policy benefit reserves during the period for which the Company decreased life and annuity benefits and increased the change in net unrealized holding gains included in other comprehensive income (loss) by a corresponding amount. During the three months ended March 31, 2020, the Company increased life and annuity benefits by $12.9 million, as a result of decreases in the market yield on the investment portfolio supporting the policy benefit reserves, and decreased the change in net unrealized holding gains included in other comprehensive income (loss) by a corresponding amount.

9. Variable Interest Entities

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

The Markel CATCo Funds and Markel CATCo Re are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. With the exception of an investment in one of the Markel CATCo Funds ($56.1 million and $58.5 million as of March 31, 2021 and December 31, 2020, respectively), the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. The Company is not the primary beneficiary of the Markel CATCo Funds or Markel CATCo Re and therefore does not consolidate these entities.

The Company's exposure to risk from unconsolidated Markel CATCo Funds and Markel CATCo Re is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of March 31, 2021 and December 31, 2020, net assets under management of MCIM for unconsolidated VIEs were $817.2 million and $929.2 million, respectively.

In July 2019, both the Markel CATCo Funds and Markel CATCo Re were placed into run-off, and MCIM is returning capital to investors as it becomes available. See note 12 for further details regarding the Company's Markel CATCo operations.

10. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Insurance-Linked Securities

Within the Company's Nephila insurance-linked securities operations, the Company provides investment management services to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd's Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). The Company receives management fees for investment and insurance management services provided through Nephila's insurance-linked securities operations based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on the annual performance of the funds managed. Nephila also receives commissions from the Nephila Reinsurers, which are based on the direct written premiums of the insurance contracts placed. For the three months ended March 31, 2021 and 2020, total revenues attributed to unconsolidated entities managed by Nephila were $28.6 million and $41.5 million, respectively.

Through the Company's program services operations and other fronting arrangements, the Company has programs with Nephila through which the Company writes insurance policies that are ceded to Syndicate 2357 and certain other Nephila Reinsurers. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write U.S. catastrophe exposed property risk that is then ceded to Nephila Reinsurers. For the three months ended March 31, 2021 and 2020, gross premiums written through these programs with Nephila were $117.3 million and $90.5 million, respectively, all of which were ceded to Nephila Reinsurers. As of March 31, 2021 and December 31, 2020, reinsurance recoverables on the consolidated balance sheets included $365.2 million and $353.8 million, respectively, due from Nephila Reinsurers. Under these programs, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

The Hagerty Group, LLC

The Company holds a minority ownership interest in The Hagerty Group, LLC, which is accounted for under the equity method. Hagerty Group primarily operates as a managing general agent under the names Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty). Hagerty Group also includes Hagerty Re, a Bermuda Class 3 reinsurance company. Essentia Insurance Company (Essentia), one of the Company's insurance subsidiaries, is the exclusive insurance underwriter for Hagerty in the U.S., and a portion of this insurance is ceded to Hagerty Re. For the three months ended March 31, 2021 and 2020, gross written premiums attributable to Hagerty written on Essentia were $119.9 million and $100.9 million, respectively, of which $67.9 million and $47.8 million, respectively, were ceded to Hagerty Re.

11. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Three Months Ended March 31,
(in thousands)	2021	2020
Issued and outstanding common shares, beginning of year	13,783	13,794
Issuance of common shares	1	2
Repurchase of common shares	(19)	(21)
Issued and outstanding common shares, end of period	13,765	13,775

b) The Company has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at March 31, 2021 and December 31, 2020.

c) Net income (loss) per common share was determined by dividing adjusted net income (loss) to common shareholders by the applicable weighted average common shares outstanding. Basic common shares outstanding include restricted stock units that are no longer subject to any contingencies for issuance, but for which corresponding shares have not been issued. Diluted net income (loss) per common share is computed by dividing adjusted net income (loss) to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Net income (loss) to common shareholders	$573,694	$(1,405,763)
Adjustment of redeemable noncontrolling interests	7,906	16,013
Adjusted net income (loss) to common shareholders	$581,600	$(1,389,750)

Basic common shares outstanding	13,819	13,815
Dilutive potential common shares from restricted stock units and restricted stock (1)	22	—
Diluted common shares outstanding	13,841	13,815
Basic net income (loss) per common share	$42.09	$(100.60)
Diluted net income (loss) per common share (1)	$42.02	$(100.60)
(1)     The impact of restricted stock units and restricted stock of 13 thousand shares was excluded from the computation of diluted earnings per common share for the three months ended March 31, 2020 because the effect would have been anti-dilutive.

12. Commitments and Contingencies

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

c) Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of Markel Corporation and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation (the Company). See note 1(b) of the notes to consolidated financial statements for details of recently issued accounting pronouncements that we have not yet adopted and the expected effects on our consolidated financial position, results of operations and cash flows.

On March 11, 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization. This pandemic has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world. Readers are urged to review our 2020 Annual Report on Form 10-K for a comprehensive description of the impacts of the COVID-19 pandemic on our businesses and results of operations, financial condition and cash flows in 2020, as well as a description of potential future impacts to our businesses and results of operations, financial condition and cash flows, including in "Developments Related to COVID-19" under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in the Company's assessment of the risks and uncertainties associated with the COVID-19 pandemic during the three months ended March 31, 2021.

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

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. We measure financial success by our ability to grow book value per common share and the market price per common share of our stock, or total shareholder return, at high rates of return over a long period of time. To mitigate effects of short-term volatility and align with the longer-term perspective we apply to operating our businesses, we generally use five-year time periods to measure our performance. Growth in book value per common share is an important measure of our success because it includes all underwriting, operating and investing results. Over the five-year period ended March 31, 2021, the compound annual growth in book value per common share outstanding was 9%. Growth in total shareholder value is also an important measure of our success, as a significant portion of our operations are not recorded at fair value or otherwise captured in book value. Over the five-year period ended March 31, 2021, our common share price increased at a compound annual rate of 5%.

Insurance

Our insurance engine is comprised of the following types of operations:

•Underwriting - Our underwriting operations are comprised of our risk-bearing insurance and reinsurance operations.
•Insurance-linked securities - Our insurance-linked securities (ILS) operations include investment fund managers that offer a variety of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives, as well as managing general agents that place risks with the funds managed or with third parties.
•Program services - Our program services business serves as a fronting platform that provides other insurance entities access to the U.S. property and casualty insurance market.

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

Our Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons. Risks written in our Insurance segment are written on either a direct basis or a subscription basis, the latter of which means that the loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's of London (Lloyd's) syndicate. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. The following products are included in this segment: general liability, professional liability, primary and excess of loss property, personal property, workers' compensation, marine and energy liability coverages, specialty program insurance for well-defined niche markets, and liability and other coverages tailored for unique exposures. Business in this segment is primarily written through our Markel Specialty and Markel International divisions. The Markel Specialty division writes business on both an excess and surplus and admitted basis, primarily based in the United States, as well as Bermuda, London, and Europe. The Markel International division writes business worldwide from our London and Munich-based platforms, which include branch offices around the world. The Insurance segment also includes collateral protection insurance written on an admitted basis through our State National division.

Our Reinsurance segment includes casualty, specialty and property treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Principal lines of business include: professional liability, general liability, workers' compensation, credit and surety and property. Business in this segment is written primarily by our Global Reinsurance division. Effective January 2021, we discontinued writing catastrophe-exposed property reinsurance business on a risk-bearing basis within our Global Reinsurance division. Instead, any such business written is now ceded to our Nephila ILS operations to be placed with third party capital to the extent it fits the ILS investors' risk profile and will be included with our other fronting operations, which are not included in a reportable segment. However, as some of our reinsurance contracts were written with multi-year terms, we will continue to have catastrophe-exposure through the expiration of those contracts, some of which extend into 2023. We also continue to have exposure to catastrophes on our retrocessional reinsurance property business.

Insurance-Linked Securities

Our insurance-linked securities operations are primarily comprised of our Nephila operations and are not included in a reportable segment. Nephila Holdings Ltd. (together with its subsidiaries, Nephila) serves as an insurance and investment fund manager and managing general agent that offers a broad range of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives. Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd's Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). Nephila also serves as a managing general agent that underwrites and administers property insurance policies and provides delegated underwriting services to providers of insurance capital, including Nephila Reinsurers. The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Corporation, and as such, these entities are not included in our consolidated financial statements. See note 10 of the notes to consolidated financial statements for further details regarding our Nephila operations.

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

Our insurance-linked securities operations also include our run-off Markel CATCo operations, the results of which are reported separately from our ongoing insurance-linked securities operations. Our Markel CATCo operations are conducted through Markel CATCo Investment Management Ltd. (MCIM), an ILS investment fund manager headquartered in Bermuda. In July 2019, these operations were placed into run-off, and MCIM is returning capital to investors as it becomes available. See note 12 of the notes to consolidated financial statements for further details regarding our Markel CATCo operations.

Program Services

Our program services business generates fee income in the form of ceding fees in exchange for fronting insurance business to other insurance carriers (capacity providers). In general, fronting refers to business in which we write insurance on behalf of a general agent or capacity provider and then cede all, or substantially all, of the risk under these policies to the capacity provider in exchange for ceding fees.

Our program services business, which is provided through our State National division and is separately managed from our underwriting operations, offers issuing carrier capacity to both specialty managing general agents and other producers who sell, control, and administer books of insurance business that are supported by third parties that assume reinsurance risk, including Syndicate 2357 and other Nephila Reinsurers. Through our program services business, we write a wide variety of insurance products, principally including general liability insurance, commercial liability insurance, commercial multi-peril insurance, property insurance and workers' compensation insurance. The results of our program services operations are not included in a reportable segment.

In certain instances, we may also leverage the strength of our underwriting platform to front business to our ILS operations to support their business plans and assist in meeting their desired return objectives. This business is conducted separately from our program services business and primarily consists of the catastrophe-exposed property reinsurance business previously written through our Reinsurance segment. Effective January 1, 2021, any such business written is ceded to our Nephila ILS operations to be placed with third party capital in exchange for ceding fees. Gross and ceded written premiums for this business in the first quarter of 2021 were not significant.

Although we reinsure substantially all of the risks inherent in our program services business and other fronting arrangements, we have certain programs that contain limits on our reinsurers' obligations to us that expose us to underwriting risk, including loss ratio caps, aggregate reinsurance limits or exclusion of the credit risk of producers. Under certain programs with Nephila Reinsurers, we also bear underwriting risk for annual aggregate agreement year losses in excess of a limit that we believe is unlikely to be exceeded. See note 10 of the notes to consolidated financial statements for further details regarding our programs with Nephila Reinsurers.

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

Results of Operations

The following table presents the components of net income (loss) to shareholders, net income (loss) to common shareholders and comprehensive income (loss) to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Insurance segment underwriting profit (loss)	$116,948	$(206,374)
Reinsurance segment underwriting loss	(23,218)	(33,959)
Investing segment profit (loss) (1)	623,438	(1,593,382)
Markel Ventures segment profit (2)	51,463	41,757
Other operations (3)	(23,274)	(13,372)
Interest expense	(42,389)	(45,030)
Net foreign exchange gains	25,084	78,301
Income tax (expense) benefit	(148,371)	370,683
Net income attributable to noncontrolling interests	(5,987)	(4,387)
Net income (loss) to shareholders	573,694	(1,405,763)
Net income (loss) to common shareholders	573,694	(1,405,763)
Other comprehensive income (loss) to shareholders	(214,697)	52,954
Comprehensive income (loss) to shareholders	$358,997	$(1,352,809)
(1)    Net investment income and net investment gains (losses), if any, attributable to Markel Ventures are included in segment profit for Markel Ventures. All other net investment income and net investment gains (losses) are included in Investing segment profit.
(2)    Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures.
(3)    Other operations include the results attributable to our operations that are not included in a reportable segment, as well as any amortization of intangible assets that is not allocated to a reportable segment. For the three months ended March 31, 2021 and 2020, amortization of intangible assets attributable to our underwriting segments was $10.4 million and $10.5 million, respectively; however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments.

The change in comprehensive income (loss) to shareholders from 2020 to 2021 was primarily due to pre-tax net investment gains of $526.9 million in 2021 compared to pre-tax net investment losses of $1.7 billion in 2020. We also recognized meaningful underwriting profits in 2021 compared to underwriting losses in 2020, which included $325.0 million of pre-tax net losses and loss adjustment expenses attributed to COVID-19.

The components of net income (loss) to shareholders and comprehensive income (loss) to shareholders are discussed in further detail under "Underwriting Results," "Investing Results," "Markel Ventures," "Other Operations," "Interest Expense and Income Taxes" and "Comprehensive Income (Loss) to Shareholders and Book Value per Common Share."

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

In addition to the U.S. GAAP combined ratio, loss ratio and expense ratio, we also evaluate our underwriting performance using measures that exclude the impacts of certain items on these ratios. We believe these adjusted measures, which are non-GAAP measures, provide financial statement users with a better understanding of the significant factors that comprise our underwriting results and how management evaluates underwriting performance.

When analyzing our combined ratio, we exclude current accident year losses and loss adjustment expenses attributed to natural catastrophes. We also exclude losses and loss adjustment expenses attributed to certain significant, infrequent loss events, for example, the COVID-19 pandemic. Due to the unique characteristics of a catastrophe loss, there is inherent variability as to the timing or loss amount, which cannot be predicted in advance. The same is true for the COVID-19 pandemic, as there are no events in recent history with characteristics similar to COVID-19. We believe measures that exclude the effects of catastrophe events, and COVID-19, are meaningful to understand the underlying trends and variability in our underwriting results that may be obscured by these items.

When analyzing our loss ratio, we evaluate losses and loss adjustment expenses attributable to the current accident year separate from losses and loss adjustment expenses attributable to prior accident years. Prior accident year reserve development, which can either be favorable or unfavorable, represents changes in our estimates of losses and loss adjustment expenses related to loss events that occurred in prior years. We believe a discussion of current accident year loss ratios, which exclude prior accident year reserve development, is helpful since it provides more insight into estimates of current underwriting performance and excludes changes in estimates related to prior year loss reserves. We also analyze our current accident year loss ratio excluding losses and loss adjustment expenses attributable to catastrophes, and in 2020, the COVID-19 pandemic, for the reasons previously discussed. The current accident year loss ratio excluding the impact of catastrophes and significant, infrequent loss events is also commonly referred to as an attritional loss ratio within the property and casualty insurance industry.

Consolidated

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% Change
Gross premium volume (1)	$2,170,383	$1,925,867	13%
Net written premiums	$1,881,070	$1,646,478	14%
Earned premiums	$1,497,695	$1,330,709	13%
Underwriting profit (loss)	$91,034	$(240,802)	138%

Underwriting Ratios			Point Change
Loss ratio
Current accident year loss ratio	64.8%	88.7%	(23.9)
Prior accident years loss ratio	(6.1)%	(7.8)%	1.7
Loss ratio	58.7%	80.9%	(22.2)
Expense ratio	35.2%	37.2%	(2.0)
Combined ratio	93.9%	118.1%	(24.2)

Current accident year loss ratio catastrophe impact (2)	4.3%	—%	4.3
Current accident year loss ratio COVID-19 impact (2)	—%	24.4%	(24.4)
Prior accident years loss ratio COVID-19 impact (2)	1.2%	—%	1.2

Current accident year loss ratio, excluding COVID-19 and catastrophes	60.5%	64.3%	(3.8)
Combined ratio, excluding COVID-19 and current year catastrophes	88.4%	93.7%	(5.3)
(1)    Gross premium volume excludes $634.5 million and $397.0 million for the three months ended March 31, 2021 and 2020, respectively, of written premiums attributable to our program services business and other fronting arrangements that were ceded.
(2)    The point impact of catastrophes and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume for the three months ended March 31, 2021 was driven by new business and more favorable rates within our general liability and professional liability product lines across both of our underwriting segments.

Following the high level of catastrophes that have occurred in recent years, and based on general market conditions, we continue to see more favorable rates, particularly on catastrophe-exposed and loss-affected lines of business. We also continue to see improved pricing on most of our other product lines, most notably within our general liability and professional liability product lines. The primary exception is workers' compensation, where we continue to see low single digit rate decreases given generally favorable loss experience in recent years. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net retention of gross premium volume for our underwriting operations for the three months ended March 31, 2021 was 87% compared to 85% for the same period of 2020. The increase in net retention was driven by changes in mix of business within our Reinsurance segment. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

The increase in earned premiums for the three months ended March 31, 2021 was primarily attributable to the higher gross premium volume within our professional liability and general liability product lines.

Combined Ratio

Underwriting results for the three months ended March 31, 2021 included $64.3 million of net losses and loss adjustment expenses from Winter Storm Uri as well as $18.6 million of net losses and loss adjustment expenses resulting from an increase in our estimate of ultimate losses and loss adjustment expenses directly attributed to COVID-19. Underwriting results for the three months ended March 31, 2020 included $325.0 million of net losses and loss adjustment expenses attributed to COVID-19. Excluding these losses attributed to Winter Storm Uri and COVID-19, the decrease in our consolidated combined ratio for the three months ended March 31, 2021 compared to the same period of 2020 was driven by a lower current accident year loss ratio and lower expense ratio in 2021 compared to 2020 across both of our underwriting segments.

The net losses and loss adjustment expenses from Winter Storm Uri as of March 31, 2021 represent our best estimates based upon information currently available. Our estimates for these losses are based on claims received to date, detailed policy and reinsurance contract level reviews, preliminary industry loss estimates and output from both industry and proprietary models, as well as analysis of our ceded reinsurance contracts. Due to the limited claims activity thus far, these estimates are based on various assumptions about coverage, liability and reinsurance and are therefore subject to change. While we believe our reserves for Winter Storm Uri as of March 31, 2021 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

Additionally, our estimate of ultimate net losses and loss adjustment expenses directly attributed to COVID-19, as described in our 2020 Annual Report on Form 10-K in "Underwriting Results" under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, is based on assumptions about coverage, liability and reinsurance, for which significant uncertainty still exists, and represents our best estimate as of March 31, 2021 based upon information currently available. We continue to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust our estimates of gross and net losses as new information becomes available. Such adjustments to our reserves for COVID-19 losses and loss adjustment expenses may be material to the Company's results of operations, financial condition and cash flows.

Insurance Segment

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% Change
Gross premium volume	$1,638,327	$1,414,711	16%
Net written premiums	$1,387,430	$1,195,737	16%
Earned premiums	$1,244,027	$1,106,851	12%
Underwriting profit (loss)	$116,948	$(206,374)	157%

Underwriting Ratios			Point Change
Loss ratio
Current accident year loss ratio	64.2%	90.9%	(26.7)
Prior accident years loss ratio	(9.6)%	(10.5)%	0.9
Loss ratio	54.6%	80.4%	(25.8)
Expense ratio	36.0%	38.2%	(2.2)
Combined ratio	90.6%	118.6%	(28.0)

Current accident year loss ratio catastrophe impact (1)	3.2%	—%	3.2
Current accident year loss ratio COVID-19 impact (1)	—%	26.5%	(26.5)

Current accident year loss ratio, excluding COVID-19 and catastrophes	61.0%	64.4%	(3.4)
Combined ratio, excluding COVID-19 and current year catastrophes	87.4%	92.1%	(4.7)
(1)    The point impact of catastrophes and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Insurance segment for the three months ended March 31, 2021 was driven by new business and more favorable rates within our professional liability, general liability, marine and energy and personal lines product lines. Net retention of gross premium volume was 85% for the three months ended March 31, 2021 and 2020. The increase in earned premiums for the three months ended March 31, 2021 was primarily attributable to the higher gross premium volume.

Combined Ratio

The Insurance segment's current accident year losses and loss adjustment expenses for the three months ended March 31, 2021 included $39.3 million of net losses and loss adjustment expenses from Winter Storm Uri. Current accident year losses for the three months ended March 31, 2020 included $293.0 million of net losses and loss adjustment expenses attributed to COVID-19. Excluding these losses attributed to Winter Storm Uri and COVID-19, the decrease in the current accident year loss ratio for the three months ended March 31, 2021 compared to the same period of 2020 was primarily attributable to lower attritional loss ratios across several product lines, primarily due to the benefit of achieving higher premium rates, most notably on our professional liability product lines.

The Insurance segment's combined ratio for the three months ended March 31, 2021 included $119.1 million of favorable development on prior accident years loss reserves compared to $116.1 million for the same period of 2020. The increase reflects favorable development on our property product lines in 2021 compared to adverse development in 2020 and more favorable development on our general liability product lines in 2021 compared to 2020, which were offset by less favorable development on our professional liability product lines in 2021 compared to 2020. Higher earned premiums in 2021 compared to 2020 had an unfavorable impact on the prior accident years loss ratio, which more than offset the favorable impact of more favorable development in 2021 compared to 2020. For the three months ended March 31, 2021, favorable development was most significant on our marine and energy and property product lines, primarily on the 2018 to 2020 accident years, and general liability and workers' compensation product lines across several accident years. The favorable development on prior years' loss reserves in 2020 was most significant on our professional liability, workers' compensation and marine and energy product lines.

The decrease in the Insurance segment's expense ratio for the three months ended March 31, 2021 compared to the same period of 2020 was primarily due to the favorable impact of higher earned premiums in 2021 while maintaining consistent levels of general expenses with the same period of 2020.

Reinsurance Segment

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% Change
Gross premium volume	$532,518	$513,186	4%
Net written premiums	$494,085	$452,749	9%
Earned premiums	$254,087	$225,960	12%
Underwriting profit (loss)	$(23,218)	$(33,959)	32%

Underwriting Ratios			Point Change
Loss ratio
Current accident year loss ratio	67.8%	76.8%	(9.0)
Prior accident years loss ratio	11.3%	6.2%	5.1
Loss ratio	79.1%	83.0%	(3.9)
Expense ratio	30.0%	32.0%	(2.0)
Combined ratio	109.1%	115.0%	(5.9)

Current accident year loss ratio catastrophe impact (1)	9.8%	—%	9.8
Current accident year loss ratio COVID-19 impact (1)	—%	14.2%	(14.2)
Prior accident years loss ratio COVID-19 impact (1)	7.3%	—%	7.3

Current accident year loss ratio, excluding COVID-19 and catastrophes	58.0%	62.6%	(4.6)
Combined ratio, excluding COVID-19 and current year catastrophes	92.0%	100.8%	(8.8)
(1)    The point impact of catastrophes and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Reinsurance segment for the three months ended March 31, 2021 was primarily attributable to new business within our general liability and professional liability product lines, partially offset by lower gross premiums within our property product lines. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Lower gross premiums within our property product lines were primarily attributable to non-renewals following our decision to discontinue writing catastrophe-exposed property reinsurance business on a risk-bearing basis effective January 1, 2021. We continue to have catastrophe-exposure on property treaties written in prior years with contract terms that extend beyond January 1, 2021 and on our retrocessional reinsurance property business.

Net retention of gross premium volume for the three months ended March 31, 2021 was 93% compared to 88% for the same period of 2020. The increase in net retention was driven by changes in mix of business resulting from the changes in gross premium volume. The new business in our general liability and professional liability product lines was fully retained while the non-renewed property business had a lower retention rate than the rest of the segment.

The increase in earned premiums for the three months ended March 31, 2021 was primarily attributable to our professional liability and general liability product lines, reflecting growth in premium volume in recent periods.

Combined Ratio

The Reinsurance segment's current accident year losses and loss adjustment expenses for the three months ended March 31, 2021 included $25.0 million of net losses and loss adjustment expenses from Winter Storm Uri. Current accident year losses for the three months ended March 31, 2020 included $32.0 million of net losses and loss adjustment expenses attributed to COVID-19. Excluding these losses attributed to Winter Storm Uri and COVID-19, the decrease in the current accident year loss ratio for the three months ended March 31, 2021 compared to the same period of 2020 was primarily attributable to our property product lines, which reflected lower attritional losses and benefited from lower ceded reinsurance costs in 2021 compared to 2020. As we are no longer writing catastrophe-exposed property reinsurance business in our Reinsurance segment effective January 1, 2021, earned premiums and exposures on this business will ultimately trend significantly lower in 2021 than 2020 and we modified our ceded reinsurance structures accordingly.

The Reinsurance segment's combined ratio for the three months ended March 31, 2021 included $28.7 million of adverse development on prior accident years loss reserves, of which $18.6 million, or seven points on the segment combined ratio, was directly attributed to COVID-19. Substantially all of the adverse development related to COVID-19 was within our property product lines following changes in our estimates resulting from updated and new loss information from cedents. For the three months ended March 31, 2020, the combined ratio included $13.9 million of adverse development, primarily due to adverse development on our public entity and professional liability product lines, partially offset by favorable development on our property product lines.

The decrease in the expense ratio for the three months ended March 31, 2021 compared to the same period of 2020 was primarily due to the favorable impact of higher earned premiums in 2021 while maintaining consistent levels of general expenses with the same period of 2020.

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

The following table summarizes our investment performance.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	Change
Net investment income	$96,570	$88,243	9%
Net investment gains (losses)	$526,871	$(1,681,441)	$2,208,312
Change in net unrealized investment gains on available-for-sale securities (1)	$(271,215)	$78,989	$(350,204)

Investment Ratios
Investment yield (2)	0.5%	0.6%	(0.1)
Taxable equivalent total investment return	1.4%	(7.0)%	8.4
(1)    The change in net unrealized gains on available-for-sale securities for the three months ended March 31, 2021 and 2020 was net of an adjustment related to our life and annuity benefit reserves of $49.3 million and $12.9 million, respectively. See note 8 of the notes to consolidated financial statements for details of our life and annuity benefit reserve adjustments.
(2)     Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The increase in net investment income for the three months ended March 31, 2021 compared to the same period of 2020 was driven primarily by income on our equity method investments in 2021 compared to losses on our equity method investments in 2020. This increase was partially offset by lower short-term investment income due to lower short-term interest rates during the first quarter of 2021 compared to the first quarter of 2020. See note 3(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net investment gains for the three months ended March 31, 2021 were primarily attributable to an increase in the fair value of our equity portfolio driven by favorable market value movements. Net investment losses for the three months ended March 31, 2020 were primarily attributable to a decrease in the fair value of our equity portfolio driven by unfavorable market value movements resulting from the onset of the COVID-19 pandemic. See note 3(e) of the notes to consolidated financial statements for further details on the components of net investment gains (losses).
The decrease in net unrealized gains on available-for-sale investments for the three months ended March 31, 2021 was attributable to a decrease in the fair value of our fixed maturity portfolio as a result of increases in interest rates during the first quarter of 2021.

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Three Months Ended March 31,
	2021	2020
Investment yield (1)	0.5%	0.6%
Adjustment of investment yield from amortized cost to fair value	(0.1)%	(0.2)%
Net amortization of net premium on fixed maturity securities	0.1%	0.1%
Net investment gains (losses) and change in net unrealized investment gains on available-for-sale securities	0.9%	(7.9)%
Other (2)	—%	0.4%
Taxable equivalent total investment return	1.4%	(7.0)%
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

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020	% Change
Operating revenues	$706,602	$511,221	38%
Operating income	$51,463	$41,757	23%
EBITDA	$81,178	$67,460	20%
Net income to shareholders	$32,683	$17,739	84%

The increase in operating revenues for the three months ended March 31, 2021 compared to the same period of 2020 was driven by a $239.8 million increase in operating revenues from our construction services businesses due to the acquisition of Lansing in April 2020. Operating revenues from our other Markel Ventures businesses decreased due to lower sales volumes, primarily at our transportation-related and consulting services businesses. The first quarter of 2020 reflected strong revenues across many of our businesses, the results of which had not yet been impacted by the COVID-19 pandemic, due in part to their cyclical nature. Additionally, operating revenues attributable to our healthcare businesses decreased for the three months ended March 31, 2021 compared to the same period of 2020, due in part to the sale of certain subsidiaries of one of our healthcare businesses in January 2021. In connection with this sale, and other associated changes in this business, we recognized a transaction gain of $22.0 million, which was included in services and other expenses for the three months ended March 31, 2021. The increase in operating income, EBITDA and net income to shareholders in 2021 attributable to this gain was partially offset by the impact of lower operating revenues at our transportation-related and consulting services businesses in 2021 compared to 2020.

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

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Markel Ventures operating income	$51,463	$41,757
Depreciation expense	16,010	13,862
Amortization of intangible assets	13,705	11,841
Markel Ventures EBITDA	$81,178	$67,460

Other Operations

The following table presents the components of operating revenues and operating expenses that are not included in a reportable segment.

	Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$36,987	$48,132	$9,612	$50,838	$48,202	$9,612
Program services and other fronting	28,163	6,328	5,234	25,850	7,154	5,234
Life and annuity	526	6,414	—	378	6,048	—
Other (1)	6,783	6,315	599	10,052	12,600	682
	72,459	67,189	15,445	87,118	74,004	15,528
Underwriting operations			10,403			10,489
Total	$72,459	$67,189	$25,848	$87,118	$74,004	$26,017
(1)    Other includes the results of our run-off Markel CATCo operations for both periods presented.

Insurance-Linked Securities

Our insurance-linked securities operations include results from our Nephila operations, as well as start-up costs associated with Lodgepine. For the three months ended March 31, 2021, the decrease in operating revenues in our insurance-linked securities operations was driven by lower investment management fees at our Nephila operations due in part to lower assets under management during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Nephila's net assets under management were $9.5 billion as of March 31, 2021.

Program Services and Other Fronting

For the three months ended March 31, 2021, the increase in operating revenues in our program services and other fronting operations was primarily due to higher gross premium volume at our program services operations. Gross written premiums in our program services operations were $611.8 million for the three months ended March 31, 2021 compared to $393.2 million for the three months ended March 31, 2020. The increase in gross premium volume was driven by the expansion of existing programs, as well as new programs. Gross premium volume in 2020 was unfavorably impacted by the cancellation of an in-force book of policies related to a large program resulting in a one-time unfavorable premium adjustment of $55.0 million.

Interest Expense and Income Taxes

Interest Expense

Interest expense was $42.4 million for the three months ended March 31, 2021 compared to $45.0 million for the same period of 2020.

Income Taxes

The effective tax rate was 20% and 21% for the three months ended March 31, 2021 and 2020, respectively.

Comprehensive Income (Loss) to Shareholders and Book Value per Common Share

The following table summarizes the components of comprehensive income (loss) to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net income (loss) to shareholders	$573,694	$(1,405,763)
Other comprehensive income (loss) to shareholders:
Change in net unrealized gains on available-for-sale investments, net of taxes	(214,464)	65,564
Other, net of taxes	(216)	(12,734)
Other comprehensive (income) loss attributable to noncontrolling interest	(17)	124
Other comprehensive income (loss) to shareholders	(214,697)	52,954
Comprehensive income (loss) to shareholders	$358,997	$(1,352,809)

Book value per common share increased 3% from $885.72 at December 31, 2020 to $913.33 as of March 31, 2021, primarily due to the net income to shareholders for the three months ended March 31, 2021.

Financial Condition

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $25.6 billion and $24.9 billion at March 31, 2021 and December 31, 2020, respectively. Our holding company had $4.0 billion and $4.1 billion of invested assets at March 31, 2021 and December 31, 2020, respectively.

Net cash provided by operating activities was $318.1 million for the three months ended March 31, 2021 compared to $65.7 million for the same period of 2020. The increase in net cash flows from operating activities for the three months ended March 31, 2021 was primarily driven by higher net premium volumes in our Insurance segment.

Net cash used by investing activities was $1.1 billion for the three months ended March 31, 2021 compared to net cash provided by investing activities of $906.6 million for the same period of 2020. During the three months ended March 31, 2021, we increased our holdings of short-term investments by $663.1 million and our purchases of fixed maturity securities exceeded proceeds from maturities and sales of fixed maturities by $480.5 million. During the three months ended March 31, 2020, net cash provided by investing activities reflects a significant reduction in our holdings of short-term investments as we were retaining proceeds from maturities of short-term investments in cash and cash equivalents in response to uncertainties related to COVID-19. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decision made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $53.7 million for the three months ended March 31, 2021 compared to $20.9 million for the same period of 2020. During the three months ended March 31, 2021 and 2020, we had net increases in borrowings, primarily on a revolving line of credit at one of our Markel Ventures businesses. Cash of $22.0 million and $23.9 million was used to repurchase outstanding common shares of our stock during the first three months of 2021 and 2020, respectively.

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 21% at March 31, 2021 and December 31, 2020.

We have access to various capital sources, including dividends from certain of our insurance and Markel Ventures subsidiaries, holding company invested assets, undrawn capacity under our corporate revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs. However, the availability of these sources of capital and the availability and terms of future financings will depend on a variety of factors, and could be adversely affected by, among other things, risks and uncertainties related to COVID-19.

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

Readers are urged to review our 2020 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Business Overview," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K, or are included in the items listed below:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. Some businesses within our Markel Ventures operations are exposed to commodity price risk resulting from changes in the price of raw materials, parts and other components necessary to manufacture products, however, this risk is not material to the Company. The operating results of these businesses could be adversely impacted should they be unable to obtain price increases from customers in response to significant increases in raw materials, parts and other component prices. During the three months ended March 31, 2021, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2020.

The estimated fair value of our investment portfolio at March 31, 2021 was $25.6 billion, 42% of which was invested in fixed maturity securities and 29% of which was invested in equity securities. At December 31, 2020, the estimated fair value of our investment portfolio was $24.9 billion, 43% of which was invested in fixed maturity securities and 28% of which was invested in equity securities.

Our fixed maturity portfolio includes corporate bonds, mortgage-backed securities and securities issued by municipalities, foreign governments and non-sovereign foreign institutions. Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. During the three months ended March 31, 2021, there were no material changes in our corporate bond, mortgage-backed security, municipal bond or foreign government fixed maturity holdings.

We believe that our fixed maturity portfolio is highly diversified and is comprised of high quality securities. Our fixed maturity portfolio has an average rating of "AAA," with 99% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturity securities that are unrated or rated below investment grade. At March 31, 2021, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.

We also have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our ceded reinsurance agreements. As of December 31, 2020, all of our ten largest reinsurers within our underwriting operations were rated "A" or better by A.M. Best and within our program services business, six of our ten largest reinsurers were rated "A" or better by A.M. Best. For reinsurers within our program services business with a credit rating of lower than "A" we employ a stringent collateral monitoring program, under which the majority of the reinsurance recoverable balances are fully collateralized. During the three months ended March 31, 2021, there were no material changes to the credit ratings of our top ten reinsurers within our underwriting and program services operations as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls), as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). This evaluation was conducted under the supervision and with the participation of our management, including the Co-Principal Executive Officers (Co-PEOs) and the Principal Financial Officer (PFO).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matter below, see note 12 of the notes to consolidated financial statements for discussion of pending legal and regulatory matters.

Thomas Yeransian v. Markel Corporation

We previously reported that Thomas Yeransian, in his capacity as the representative of holders of certain contingent value rights (CVRs), has filed three suits against the Company:

•Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), filed September 15, 2016. On July 31, 2017, the court granted our motion to stay the litigation and compel arbitration under the terms of the CVR agreement;
•Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), filed November 13, 2018. On August 6, 2019, the court granted our motion to stay this suit until the arbitration for the original suit has concluded; and
•Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), filed June 5, 2020. On March 16, 2021, the court granted our motion to stay this suit.

For additional information regarding these three suits, see Item 3 Legal Proceedings in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common share repurchases for the quarter ended March 31, 2021.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2021 through January 31, 2021	—	$—	—	$240,846
February 1, 2021 through February 28, 2021	7,150	$1,098.79	7,150	$232,989
March 1, 2021 through March 31, 2021	12,096	$1,125.86	12,096	$219,371
Total	19,246	$1,115.80	19,246	$219,371
(1)     The Board of Directors approved the repurchase of up to $300 million of our common shares pursuant to a share repurchase program publicly announced on August 21, 2019 (the Program). Under the Program, we may repurchase outstanding common shares of our stock from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The Program has no expiration date, but may be terminated by the Board of Directors at any time.

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

10.1(a)	Form of Performance-Based Restricted Stock Unit Award Agreement (adopted 2021) for Executive Officers for the 2016 Equity Incentive Compensation Plan* **

10.1(b)	Form of Time Based Restricted Stock Unit Award Agreement (adopted 2021) for Executive Officers for the 2016 Equity Incentive Compensation Plan* **

31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on April 28, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement
**    Filed with this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April 2021.

Markel Corporation

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Jeremy A. Noble
Jeremy A. Noble
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)