Form 10-Q
period 2021-06-30
MARKEL CORP
filed 2021-08-03
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at July 27, 2021: 13,724,847

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $10,667,968 in 2021 and $9,655,261 in 2020)	$11,439,655	$10,681,734
Equity securities (cost of $2,771,057 in 2021 and $2,732,998 in 2020)	8,205,708	6,994,110
Short-term investments, available-for-sale (estimated fair value approximates cost)	3,263,073	2,034,099
Total Investments	22,908,436	19,709,943
Cash and cash equivalents	3,679,433	4,341,736
Restricted cash and cash equivalents	672,385	874,913
Receivables	2,627,218	1,930,211
Reinsurance recoverables	6,484,269	5,989,337
Deferred policy acquisition costs	766,736	630,794
Prepaid reinsurance premiums	1,708,240	1,451,858
Goodwill	2,606,138	2,604,624
Intangible assets	1,696,748	1,782,718
Other assets	2,491,910	2,393,920
Total Assets	$45,641,513	$41,710,054
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$16,999,816	$16,222,376
Life and annuity benefits	975,499	1,069,986
Unearned premiums	5,261,649	4,433,245
Payables to insurance and reinsurance companies	671,820	493,470
Senior long-term debt and other debt (estimated fair value of $4,868,000 in 2021 and $4,367,000 in 2020)	4,160,175	3,484,023
Other liabilities	3,346,104	2,946,631
Total Liabilities	31,415,063	28,649,731
Redeemable noncontrolling interests	228,401	245,642
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,451,968	3,428,340
Retained earnings	9,503,889	8,195,182
Accumulated other comprehensive income	427,223	584,376
Total Shareholders' Equity	13,974,971	12,799,789
Noncontrolling interests	23,078	14,892
Total Equity	13,998,049	12,814,681
Total Liabilities and Equity	$45,641,513	$41,710,054

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,568,037	$1,360,174	$3,065,732	$2,690,883
Net investment income	96,261	95,615	192,831	183,858
Net investment gains (losses)	674,753	911,243	1,201,624	(770,198)
Products revenues	592,601	423,581	921,433	775,742
Services and other revenues	569,120	341,402	1,019,346	587,396
Total Operating Revenues	3,500,772	3,132,015	6,400,966	3,467,681
OPERATING EXPENSES
Losses and loss adjustment expenses	814,955	713,216	1,694,873	1,789,564
Underwriting, acquisition and insurance expenses	548,364	489,362	1,075,107	984,525
Products expenses	502,202	364,483	798,728	678,554
Services and other expenses	516,251	284,940	928,348	502,496
Amortization of intangible assets	39,729	37,754	79,282	75,612
Total Operating Expenses	2,421,501	1,889,755	4,576,338	4,030,751
Operating Income (Loss)	1,079,271	1,242,260	1,824,628	(563,070)
Interest expense	(46,568)	(45,427)	(88,957)	(90,457)
Net foreign exchange gains (losses)	(12,257)	(21,460)	12,827	56,841
Income (Loss) Before Income Taxes	1,020,446	1,175,373	1,748,498	(596,686)
Income tax (expense) benefit	(217,112)	(243,702)	(365,483)	126,981
Net Income (Loss)	803,334	931,671	1,383,015	(469,705)
Net income attributable to noncontrolling interests	(11,224)	(9,903)	(17,211)	(14,290)
Net Income (Loss) to Shareholders	792,110	921,768	1,365,804	(483,995)
Preferred stock dividends	(18,000)	—	(18,000)	—
Net Income (Loss) to Common Shareholders	$774,110	$921,768	$1,347,804	$(483,995)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$55,935	$172,661	$(158,441)	$237,038
Reclassification adjustments for net gains included in net income (loss)	(3,943)	(1,385)	(4,031)	(198)
Change in net unrealized gains on available-for-sale investments, net of taxes	51,992	171,276	(162,472)	236,840
Change in foreign currency translation adjustments, net of taxes	4,915	(1,405)	4,107	(14,139)
Change in net actuarial pension loss, net of taxes	654	884	1,246	884
Total Other Comprehensive Income (Loss)	57,561	170,755	(157,119)	223,585
Comprehensive Income (Loss)	860,895	1,102,426	1,225,896	(246,120)
Comprehensive income attributable to noncontrolling interests	(11,241)	(10,033)	(17,245)	(14,296)
Comprehensive Income (Loss) to Shareholders	$849,654	$1,092,393	$1,208,651	$(260,416)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$57.12	$65.81	$99.19	$(34.83)
Diluted	$57.02	$65.75	$99.03	$(34.83)
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended June 30, 2021	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
March 31, 2021	$591,891	$3,447,614	$8,754,760	$369,679	$13,163,944	$21,220	$13,185,164	$234,654
Net income			792,110	—	792,110	727	792,837	10,497
Other comprehensive income			—	57,544	57,544	—	57,544	17
Comprehensive Income					849,654	727	850,381	10,514
Repurchase of common stock	—	—	(38,803)	—	(38,803)	—	(38,803)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Restricted stock units expensed	—	4,442	—	—	4,442	—	4,442	—
Adjustment of redeemable noncontrolling interests	—	—	13,717	—	13,717	—	13,717	(13,717)
Other	—	(88)	105	—	17	1,131	1,148	(3,050)
June 30, 2021	$591,891	$3,451,968	$9,503,889	$427,223	$13,974,971	$23,078	$13,998,049	$228,401

Six Months Ended June 30, 2021	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2020	$591,891	$3,428,340	$8,195,182	$584,376	$12,799,789	$14,892	$12,814,681	$245,642
Net income			1,365,804	—	1,365,804	7,402	1,373,206	9,809
Other comprehensive income (loss)			—	(157,153)	(157,153)	—	(157,153)	34
Comprehensive Income					1,208,651	7,402	1,216,053	9,843
Repurchase of common stock	—	—	(60,826)	—	(60,826)	—	(60,826)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Restricted stock units expensed	—	23,602	—	—	23,602	—	23,602	—
Adjustment of redeemable noncontrolling interests	—	—	21,623	—	21,623	—	21,623	(21,623)
Purchase of noncontrolling interest	—	(531)	—	—	(531)	—	(531)	(147)
Other	—	557	106	—	663	784	1,447	(5,314)
June 30, 2021	$591,891	$3,451,968	$9,503,889	$427,223	$13,974,971	$23,078	$13,998,049	$228,401

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(Unaudited)

Quarter Ended June 30, 2020	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
March 31, 2020	$—	$3,419,528	$6,039,474	$261,726	$9,720,728	$11,602	$9,732,330	$155,417
Net income			921,768	—	921,768	3,293	925,061	6,610
Other comprehensive income			—	170,625	170,625	—	170,625	130
Comprehensive Income					1,092,393	3,293	1,095,686	6,740
Issuance of preferred stock	591,891	—	—	—	591,891	—	591,891	—
Repurchase of common stock	—	—	(78)	—	(78)	—	(78)	—
Restricted stock units expensed	—	3,615	—	—	3,615	—	3,615	—
Acquisition of Lansing	—	—	—	—	—	—	—	43,566
Adjustment of redeemable noncontrolling interests	—	—	(13,073)	—	(13,073)	—	(13,073)	13,073
Purchase of noncontrolling interest	—	(1,298)	—	—	(1,298)	—	(1,298)	(1,777)
Other	—	—	375	—	375	800	1,175	(2,366)
June 30, 2020	$591,891	$3,421,845	$6,948,466	$432,351	$11,394,553	$15,695	$11,410,248	$214,653

Six Months Ended June 30, 2020	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2019	$—	$3,404,919	$7,457,176	$208,772	$11,070,867	$7,549	$11,078,416	$177,562
Cumulative effect of adoption of ASU No. 2016-13, net of taxes			(3,827)	—	(3,827)	—	(3,827)	—
January 1, 2020	—	3,404,919	7,453,349	208,772	11,067,040	7,549	11,074,589	177,562
Net income (loss)			(483,995)	—	(483,995)	6,594	(477,401)	7,696
Other comprehensive income			—	223,579	223,579	—	223,579	6
Comprehensive Income (Loss)					(260,416)	6,594	(253,822)	7,702
Issuance of preferred stock	591,891	—	—	—	591,891	—	591,891	—
Repurchase of common stock	—	—	(23,943)	—	(23,943)	—	(23,943)	—
Restricted stock units expensed	—	22,984	—	—	22,984	—	22,984	—
Acquisition of Lansing	—	—	—	—	—	—	—	43,566
Adjustment of redeemable noncontrolling interests	—	—	2,940	—	2,940	—	2,940	(2,940)
Purchase of noncontrolling interest	—	(6,131)	—	—	(6,131)	—	(6,131)	(7,029)
Other	—	73	115	—	188	1,552	1,740	(4,208)
June 30, 2020	$591,891	$3,421,845	$6,948,466	$432,351	$11,394,553	$15,695	$11,410,248	$214,653

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$1,383,015	$(469,705)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(569,843)	958,446
Net Cash Provided By Operating Activities	813,172	488,741
INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities and equity securities	138,414	1,426,776
Proceeds from maturities, calls and prepayments of fixed maturity securities	271,450	359,062
Cost of fixed maturity securities and equity securities purchased	(1,410,308)	(448,997)
Net change in short-term investments	(1,227,644)	268,343
Additions to property and equipment	(55,738)	(50,668)
Acquisitions, net of cash acquired	—	(547,847)
Other	46,487	46,987
Net Cash Provided (Used) By Investing Activities	(2,237,339)	1,053,656
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	893,575	162,935
Repayment of senior long-term debt and other debt	(217,348)	(92,304)
Repurchases of common stock	(60,826)	(23,943)
Issuance of preferred stock, net	—	591,891
Dividends paid on preferred stock	(18,000)	—
Other	(33,120)	(31,049)
Net Cash Provided By Financing Activities	564,281	607,530
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(4,945)	(22,908)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(864,831)	2,127,019
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	5,216,649	3,500,353
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,351,818	$5,627,372

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

a) Basis of Presentation. The consolidated balance sheet as of June 30, 2021 and the related consolidated statements of income (loss) and comprehensive income (loss) and changes in equity for the quarters and six months ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2020 was derived from Markel Corporation's audited annual consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of Markel Corporation and its consolidated subsidiaries, as well as any variable interest entities (VIEs) that meet the requirements for consolidation (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates the results of its Markel Ventures subsidiaries on a one-month lag, with the exception of significant transactions or events that occur during the intervening period. Certain prior period amounts have been reclassified to conform to the current period presentation.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. Readers are urged to review the Company's 2020 Annual Report on Form 10-K for a more complete description of the Company's business and accounting policies, as well as a description of the risks and uncertainties associated with the COVID-19 pandemic on the Company's businesses and results of operations, financial condition and cash flows, including in note 20 of the notes to consolidated financial statements included under Item 8 Financial Statements and Supplementary Data. There were no material changes in the Company's assessment of the risks and uncertainties associated with the COVID-19 pandemic during the six months ended June 30, 2021.

b) Recent Accounting Pronouncements

Accounting Standards Adopted in 2021

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2021. Adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The FASB subsequently issued several ASUs as amendments to ASU No. 2018-12. The standard requires insurance entities with long duration contracts to: (1) review and, if there is a change, update the assumptions used to measure expected cash flows at least annually; (2) update the discount rate assumption at each reporting date; (3) measure all market risk benefits associated with deposit (or account balance) contracts at fair value; and (4) disclose liability rollforwards and information about significant inputs, judgments, assumptions and methods used to measure the liability, including changes thereto and the effect of those changes on measurement. ASU No. 2018-12 becomes effective for the Company during the first quarter of 2023. The standard will, among other things, impact the discount rate used in estimating reserves for the Company's life and annuity reinsurance portfolio, which is in runoff. Currently, the discount rate assumption is locked-in for the life of the contracts, unless there is a loss recognition event. The Company is currently evaluating ASU No. 2018-12 to determine the impact that adopting this standard will have on its consolidated financial statements.

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

For management reporting purposes, the Company allocates assets to its underwriting operations and to its Investing and Markel Ventures segments and certain of its other operations, including its insurance-linked securities and program services operations. Underwriting assets include assets attributed to the Company's Insurance and Reinsurance segments, discontinued underwriting lines of business, as well as assets that are not specifically allocated to the Company's other operations. Generally, the Company manages its underwriting assets in the aggregate and therefore does not allocate assets to individual underwriting segments.

a) The following tables summarize the Company's segment disclosures.

	Quarter Ended June 30, 2021
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)	Consolidated
Gross premium volume	$1,821,374	$279,444	$—	$—	$783,195	$2,884,013
Net written premiums	1,494,443	257,355	—	—	(347)	1,751,451

Earned premiums	1,303,562	264,982	—	—	(507)	1,568,037
Losses and loss adjustment expenses:
Current accident year	(783,306)	(166,853)	—	—	—	(950,159)
Prior accident years	154,526	(21,741)	—	—	2,419	135,204
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(264,823)	(67,986)	—	—	—	(332,809)
Other operating expenses	(204,622)	(13,414)	—	—	2,481	(215,555)
Underwriting profit (loss)	205,337	(5,012)	—	—	4,393	204,718
Net investment income	—	—	96,259	2	—	96,261
Net investment gains	—	—	674,753	—	—	674,753
Products revenues	—	—	—	592,601	—	592,601
Services and other revenues	—	—	—	482,903	86,217	569,120
Products expenses	—	—	—	(502,202)	—	(502,202)
Services and other expenses	—	109	—	(450,781)	(65,579)	(516,251)
Amortization of intangible assets (3)	—	—	—	(13,858)	(25,871)	(39,729)
Segment profit (loss)	$205,337	$(4,903)	$771,012	$108,665	$(840)	$1,079,271
Interest expense						(46,568)
Net foreign exchange losses						(12,257)
Income before income taxes						$1,020,446
U.S. GAAP combined ratio (4)	84%	102%			NM (5)	87%
(1)    Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $15.8 million for the quarter ended June 30, 2021.
(2)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $10.4 million for the quarter ended June 30, 2021, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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
Underwriting, acquisition and insurance expenses:
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
(5)    NM - Ratio is not meaningful

	Six Months Ended June 30, 2021
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)	Consolidated
Gross premium volume	$3,459,701	$811,962	$—	$—	$1,417,202	$5,688,865
Net written premiums	2,881,873	751,440	—	—	(792)	3,632,521

Earned premiums	2,547,589	519,069	—	—	(926)	3,065,732
Losses and loss adjustment expenses:
Current accident year	(1,581,553)	(339,354)	—	—	—	(1,920,907)
Prior accident years	273,590	(50,396)	—	—	2,840	226,034
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(525,422)	(129,974)	—	—	—	(655,396)
Other operating expenses	(391,919)	(27,575)	—	—	(217)	(419,711)
Underwriting profit (loss)	322,285	(28,230)	—	—	1,697	295,752
Net investment income	—	—	192,826	5	—	192,831
Net investment gains	—	—	1,201,624	—	—	1,201,624
Products revenues	—	—	—	921,433	—	921,433
Services and other revenues	—	—	—	860,670	158,676	1,019,346
Products expenses	—	—	—	(798,728)	—	(798,728)
Services and other expenses	—	109	—	(795,689)	(132,768)	(928,348)
Amortization of intangible assets (3)	—	—	—	(27,563)	(51,719)	(79,282)
Segment profit (loss)	$322,285	$(28,121)	$1,394,450	$160,128	$(24,114)	$1,824,628
Interest expense						(88,957)
Net foreign exchange gains						12,827
Income before income taxes						$1,748,498
U.S. GAAP combined ratio (4)	87%	105%			NM (5)	90%
(1)    Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $31.8 million for the six months ended June 30, 2021.
(2)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $20.8 million for the six months ended June 30, 2021, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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
Underwriting, acquisition and insurance expenses:
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

(dollars in thousands)	June 30, 2021	December 31, 2020
Segment assets:
Investing	$27,208,704	$24,781,946
Underwriting	8,049,139	7,228,297
Markel Ventures	3,793,058	3,636,060
Total segment assets	39,050,901	35,646,303
Other operations	6,590,612	6,063,751
Total assets	$45,641,513	$41,710,054

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

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$1,400,765	$5,063	$(4,613)	$1,401,215
U.S. government-sponsored enterprises	725,412	38,428	(3,075)	760,765
Obligations of states, municipalities and political subdivisions	3,862,463	321,796	(3,565)	4,180,694
Foreign governments	1,423,017	194,614	(2,270)	1,615,361
Commercial mortgage-backed securities	1,736,946	107,924	(1,778)	1,843,092
Residential mortgage-backed securities	776,119	43,117	(94)	819,142
Asset-backed securities	3,505	99	—	3,604
Corporate bonds	739,741	77,578	(1,537)	815,782
Total fixed maturity securities	10,667,968	788,619	(16,932)	11,439,655
Short-term investments	3,257,655	5,551	(133)	3,263,073
Investments, available-for-sale	$13,925,623	$794,170	$(17,065)	$14,702,728

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$580,716	$9,091	$(507)	$589,300
U.S. government-sponsored enterprises	500,053	51,593	(92)	551,554
Obligations of states, municipalities and political subdivisions	3,903,292	386,784	(235)	4,289,841
Foreign governments	1,352,616	275,450	(57)	1,628,009
Commercial mortgage-backed securities	1,736,257	149,359	(34)	1,885,582
Residential mortgage-backed securities	811,732	58,742	(29)	870,445
Asset-backed securities	5,812	154	—	5,966
Corporate bonds	764,783	96,257	(3)	861,037
Total fixed maturity securities	9,655,261	1,027,430	(957)	10,681,734
Short-term investments	2,030,460	3,645	(6)	2,034,099
Investments, available-for-sale	$11,685,721	$1,031,075	$(963)	$12,715,833

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2021
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$1,014,543	$(4,613)	$—	$—	$1,014,543	$(4,613)
U.S. government-sponsored enterprises	176,254	(3,075)	—	—	176,254	(3,075)
Obligations of states, municipalities and political subdivisions	230,831	(3,560)	2,892	(5)	233,723	(3,565)
Foreign governments	146,779	(2,270)	—	—	146,779	(2,270)
Commercial mortgage-backed securities	84,621	(1,778)	—	—	84,621	(1,778)
Residential mortgage-backed securities	8,582	(91)	130	(3)	8,712	(94)
Corporate bonds	77,424	(1,537)	—	—	77,424	(1,537)
Total fixed maturity securities	1,739,034	(16,924)	3,022	(8)	1,742,056	(16,932)
Short-term investments	3,095,980	(133)	—	—	3,095,980	(133)
Total	$4,835,014	$(17,057)	$3,022	$(8)	$4,838,036	$(17,065)

At June 30, 2021, the Company held 139 available-for-sale securities with a total estimated fair value of $4.8 billion and gross unrealized losses of $17.1 million. Of these 139 securities, three securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $3.0 million and gross unrealized losses of $8 thousand. The Company does not intend to sell or believe it will be required to sell these available-for-sale securities before recovery of their amortized cost.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses as of June 30, 2021 or December 31, 2020.

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

c) The amortized cost and estimated fair value of fixed maturity securities at June 30, 2021 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$419,585	$425,283
Due after one year through five years	2,849,923	2,972,522
Due after five years through ten years	2,570,434	2,748,079
Due after ten years	2,311,456	2,627,933
	8,151,398	8,773,817
Commercial mortgage-backed securities	1,736,946	1,843,092
Residential mortgage-backed securities	776,119	819,142
Asset-backed securities	3,505	3,604
Total fixed maturity securities	$10,667,968	$11,439,655

d) The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Interest:
Tax-exempt municipal bonds	$14,102	$16,157	$29,338	$32,758
Taxable municipal bonds	16,421	16,834	32,916	33,729
Other taxable bonds	40,618	39,616	80,013	79,588
Short-term investments, including overnight deposits	874	2,379	1,546	12,622
Dividends on equity securities	19,798	18,020	45,183	46,634
Income (loss) from equity method investments	9,018	5,647	12,943	(14,332)
Other	(417)	46	(612)	803
	100,414	98,699	201,327	191,802
Investment expenses	(4,153)	(3,084)	(8,496)	(7,944)
Net investment income	$96,261	$95,615	$192,831	$183,858

e) The following table presents the components of net investment gains (losses) and the change in net unrealized gains included in other comprehensive income (loss).

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Fixed maturity securities:
Realized gains	$4,792	$5,348	$4,875	$6,733
Realized losses	(81)	(5,126)	(81)	(6,271)
Change in allowance for expected credit losses	—	1,537	—	(202)
Short-term investments:
Realized gains	278	1,002	308	1,100
Realized losses	(633)	(184)	(727)	(356)
Cost-method investments:
Realized gains	—	—	4,722	11,167
Other investment gains (losses)	46	(5,389)	(1,286)	(5,245)
Net realized investment gains (losses)	4,402	(2,812)	7,811	6,926
Equity securities:
Change in fair value of securities sold during the period	1,345	82,523	3,971	(450,907)
Change in fair value of securities held at the end of the period	669,006	831,532	1,189,842	(326,217)
Total change in fair value	670,351	914,055	1,193,813	(777,124)
Net investment gains (losses)	$674,753	$911,243	$1,201,624	$(770,198)
Change in net unrealized gains on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$62,948	$236,521	$(258,284)	$335,088
Short-term investments	1,095	3,128	1,779	(3,578)
Reserve deficiency adjustment for life and annuity benefit reserves (see note 8)	929	(22,740)	50,262	(35,612)
Net increase (decrease)	$64,972	$216,909	$(206,243)	$295,898

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

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in certain insurance-linked securities funds managed by Markel CATCo Investment Management Ltd. (MCIM), a consolidated subsidiary, that are not traded on an active exchange, as further described and defined in note 10 (the Markel CATCo Funds), and are valued using unobservable inputs.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$1,401,215	$—	$1,401,215
U.S. government-sponsored enterprises	—	760,765	—	760,765
Obligations of states, municipalities and political subdivisions	—	4,180,694	—	4,180,694
Foreign governments	—	1,615,361	—	1,615,361
Commercial mortgage-backed securities	—	1,843,092	—	1,843,092
Residential mortgage-backed securities	—	819,142	—	819,142
Asset-backed securities	—	3,604	—	3,604
Corporate bonds	—	815,782	—	815,782
Total fixed maturity securities, available-for-sale	—	11,439,655	—	11,439,655
Equity securities:
Insurance, banks and other financial institutions	3,049,092	—	41,066	3,090,158
Industrial, consumer and all other	5,115,550	—	—	5,115,550
Total equity securities	8,164,642	—	41,066	8,205,708
Short-term investments, available-for-sale	3,145,608	117,465	—	3,263,073
Total investments	$11,310,250	$11,557,120	$41,066	$22,908,436

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$589,300	$—	$589,300
U.S. government-sponsored enterprises	—	551,554	—	551,554
Obligations of states, municipalities and political subdivisions	—	4,289,841	—	4,289,841
Foreign governments	—	1,628,009	—	1,628,009
Commercial mortgage-backed securities	—	1,885,582	—	1,885,582
Residential mortgage-backed securities	—	870,445	—	870,445
Asset-backed securities	—	5,966	—	5,966
Corporate bonds	—	861,037	—	861,037
Total fixed maturity securities, available-for-sale	—	10,681,734	—	10,681,734
Equity securities:
Insurance, banks and other financial institutions	2,516,361	—	58,493	2,574,854
Industrial, consumer and all other	4,419,256	—	—	4,419,256
Total equity securities	6,935,617	—	58,493	6,994,110
Short-term investments, available-for-sale	1,922,459	111,640	—	2,034,099
Total investments	$8,858,076	$10,793,374	$58,493	$19,709,943

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis, all of which are attributed to the Company's investments in the Markel CATCo Funds.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Equity securities, beginning of period	$56,138	$131,307	$58,493	$45,992
Purchases	—	—	—	90,000
Sales	(15,015)	(16,529)	(15,015)	(17,893)
Net investment gains (losses)	(57)	870	(2,412)	(2,451)
Equity securities, end of period	$41,066	$115,648	$41,066	$115,648

In connection with the run-off of one of the Markel CATCo Funds and to facilitate the return of capital to third party investors, the Company invested $90.0 million in that fund effective January 1, 2020. This investment replaced collateral previously provided by other investors for risk exposures within the underlying reinsurance contracts in which the fund is invested related to loss events that occur after December 31, 2019 and through the expiration of the reinsurance contracts. All of these reinsurance contracts expired or were commuted in 2020, however, the Company continues to have exposure to adverse loss development on 2020 exposures under these contracts through its investment in the fund.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2021 and 2020.

5. Products, Services and Other Revenues

The amount of revenues from contracts with customers was $1.1 billion and $716.9 million for the quarters ended June 30, 2021 and 2020, respectively, and $1.8 billion and $1.3 billion for the six months ended June 30, 2021 and 2020, respectively.

The following tables present revenues from contracts with customers by segment and type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income (loss), along with a reconciliation to total products revenues and services and other revenues.

	Quarter Ended June 30,
	2021			2020
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$581,321	$—	$581,321	$414,516	$—	$414,516
Services	468,424	37,902	506,326	240,220	37,122	277,342
Investment management	—	20,785	20,785	—	25,009	25,009
Total revenues from contracts with customers	1,049,745	58,687	1,108,432	654,736	62,131	716,867
Program services and other fronting	—	27,399	27,399	—	24,790	24,790
Other	25,759	131	25,890	23,349	(23)	23,326
Total	$1,075,504	$86,217	$1,161,721	$678,085	$86,898	$764,983

	Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$899,963	$—	$899,963	$752,754	$—	$752,754
Services	825,112	65,881	890,993	383,484	68,007	451,491
Investment management	—	37,122	37,122	—	54,832	54,832
Total revenues from contracts with customers	1,725,075	103,003	1,828,078	1,136,238	122,839	1,259,077
Program services and other fronting	—	55,016	55,016	—	50,494	50,494
Other	57,028	657	57,685	52,884	683	53,567
Total	$1,782,103	$158,676	$1,940,779	$1,189,122	$174,016	$1,363,138

Receivables from contracts with customers were $615.1 million and $406.4 million as of June 30, 2021 and December 31, 2020, respectively.

6. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Net reserves for losses and loss adjustment expenses, beginning of year	$10,485,717	$9,475,261
Effect of foreign currency rate changes on beginning of year balance	5,198	(75,037)
Effect of adoption of ASU No. 2016-13	—	3,849
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	10,490,915	9,404,073
Incurred losses and loss adjustment expenses:
Current accident year	1,920,907	2,057,729
Prior accident years	(226,059)	(268,220)
Total incurred losses and loss adjustment expenses	1,694,848	1,789,509
Payments:
Current accident year	198,402	217,466
Prior accident years	1,190,303	1,033,176
Total payments	1,388,705	1,250,642
Effect of foreign currency rate changes on current year activity	(476)	(1,997)
Net reserves for losses and loss adjustment expenses of insurance companies sold	(2,762)	—
Net reserves for losses and loss adjustment expenses, end of period	10,793,820	9,940,943
Reinsurance recoverables on unpaid losses	6,205,996	5,304,562
Gross reserves for losses and loss adjustment expenses, end of period	$16,999,816	$15,245,505

For the six months ended June 30, 2021, current accident year losses and loss adjustment expenses included $67.9 million of net losses and loss adjustment expenses from Winter Storm Uri. The net losses and loss adjustment expenses from Winter Storm Uri as of June 30, 2021 represent the Company's best estimates based upon information currently available. The estimates for these losses are based on claims received to date, detailed policy and reinsurance contract level reviews, industry loss estimates and output from both industry and proprietary models, as well as analysis of the Company's ceded reinsurance contracts. These estimates are based on various assumptions about coverage, liability and reinsurance and are therefore subject to change. While the Company believes its reserves for Winter Storm Uri as of June 30, 2021 are adequate, it continues to closely monitor reported claims and will adjust estimates of gross and net losses as new information becomes available.

For the six months ended June 30, 2020, current accident year losses and loss adjustment expenses included $325.0 million of net losses and loss adjustment expenses attributed to the COVID-19 pandemic.

For the six months ended June 30, 2021, prior accident years losses and loss adjustment expenses included $226.1 million of favorable development on prior years loss reserves, which included $213.3 million of favorable development on the Company's general liability, workers' compensation, marine and energy, property and professional liability product lines within the Insurance segment. Favorable development on prior years loss reserves for the six months ended June 30, 2021 was partially offset by $32.8 million of adverse development on the Company's property product lines within the Reinsurance segment, due in part to an increase in our estimate of ultimate losses and loss adjustment expenses directly attributed to COVID-19 in the first quarter of 2021. The Company's estimate of ultimate losses directly attributed to COVID-19 is based on assumptions about coverage, liability and reinsurance, for which significant uncertainty still exists, and represents the Company's best estimate as of June 30, 2021 based upon information currently available. While the Company believes the net reserves for losses and loss adjustment expenses for COVID-19 as of June 30, 2021 are adequate based on information available at this time, the Company continues to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust the estimates of gross and net losses as new information becomes available. Such adjustments to the Company's reserves for COVID-19 losses and loss adjustment expenses may be material to the Company's results of operations, financial condition and cash flows.

For the six months ended June 30, 2020, prior accident years losses and loss adjustment expenses included $268.2 million of favorable development on prior years loss reserves, which included $206.6 million of favorable development on the Company's professional liability, general liability and workers' compensation product lines within the Insurance segment and property and general liability product lines within the Reinsurance segment.

7. Reinsurance

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended June 30,
	2021				2020
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$1,756,680	$344,279	$(349,037)	$1,751,922	$1,460,090	$316,905	$(319,772)	$1,457,223
Earned	1,511,416	351,931	(294,679)	1,568,668	1,287,268	346,262	(272,600)	1,360,930
Program services and other fronting:
Written	737,110	45,944	(783,525)	(471)	567,864	28,333	(597,025)	(828)
Earned	582,809	23,763	(607,203)	(631)	498,381	26,588	(525,725)	(756)
Consolidated:
Written	2,493,790	390,223	(1,132,562)	1,751,451	2,027,954	345,238	(916,797)	1,456,395
Earned	$2,094,225	$375,694	$(901,882)	$1,568,037	$1,785,649	$372,850	$(798,325)	$1,360,174

	Six Months Ended June 30,
	2021				2020
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$3,305,777	$966,027	$(638,350)	$3,633,454	$2,809,331	$895,561	$(599,161)	$3,105,731
Earned	2,942,749	717,829	(593,779)	3,066,799	2,562,939	672,962	(542,138)	2,693,763
Program services and other fronting:
Written	1,345,147	71,914	(1,417,994)	(933)	956,788	34,336	(993,982)	(2,858)
Earned	1,165,969	38,668	(1,205,704)	(1,067)	1,043,724	40,311	(1,086,915)	(2,880)
Consolidated:
Written	4,650,924	1,037,941	(2,056,344)	3,632,521	3,766,119	929,897	(1,593,143)	3,102,873
Earned	$4,108,718	$756,497	$(1,799,483)	$3,065,732	$3,606,663	$713,273	$(1,629,053)	$2,690,883

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the quarter and six months ended June 30, 2021 and 2020 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 37% for both the quarter and six months ended June 30, 2021 and 37% and 38% for the quarter and six months June 30, 2020, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 24% and 25% and for the quarter and six months ended June 30, 2021, respectively, and 27% for both the quarter and six months June 30, 2020.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations, which totaled $636.8 million and $1.1 billion for the quarter and six months ended June 30, 2021, respectively, and $394.5 million and $702.5 million for the quarter and six months ended June 30, 2020, respectively, were ceded.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Gross	$993,138	$868,069	$2,067,061	$2,111,626
Ceded	(177,674)	(154,307)	(369,645)	(321,487)
Net losses and loss adjustment expenses	$815,464	$713,762	$1,697,416	$1,790,139

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. As of June 30, 2021 and December 31, 2020, the cumulative adjustment to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $69.3 million and $119.6 million, respectively. During the quarter and six months ended June 30, 2021, the Company decreased life and annuity benefits by $0.9 million and $50.3 million, respectively, reflecting an increase in the market yield on the investment portfolio supporting the policy benefit reserves, and increased the change in net unrealized holding gains included in other comprehensive income by a corresponding amount. During the quarter and six months ended June 30, 2020, the Company increased life and annuity benefits by $22.7 million and $35.6 million, respectively, as a result of decreases in the market yield on the investment portfolio supporting the policy benefit reserves, and decreased the change in net unrealized holding gains included in other comprehensive income (loss) by a corresponding amount.

9. Senior Long-Term Debt and Other Debt

In May 2021, the Company issued $600 million of 3.45% unsecured senior notes due May 2052. Net proceeds to the Company were $591.4 million, before expenses. The Company expects to use a portion of these proceeds to retire its 4.9% unsecured senior notes due July 1, 2022 ($350.0 million aggregate principal outstanding at June 30, 2021) and the remainder for general corporate purposes.

10. Variable Interest Entities

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

The Markel CATCo Funds and Markel CATCo Re are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. With the exception of an investment in one of the Markel CATCo Funds ($41.1 million and $58.5 million as of June 30, 2021 and December 31, 2020, respectively), the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. The Company is not the primary beneficiary of the Markel CATCo Funds or Markel CATCo Re and therefore does not consolidate these entities.

The Company's exposure to risk from unconsolidated Markel CATCo Funds and Markel CATCo Re is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of June 30, 2021 and December 31, 2020, net assets under management of MCIM for unconsolidated VIEs were $726.6 million and $929.2 million, respectively.

In July 2019, both the Markel CATCo Funds and Markel CATCo Re were placed into run-off, and MCIM is returning capital to investors as it becomes available. See note 13 for further details regarding developments in the Company's Markel CATCo operations.

11. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its consolidated subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd's Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers), as well as other unaffiliated insurance entities. Nephila receives management fees for investment and insurance management services provided through its insurance-linked securities operations based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on the annual performance of the funds managed. Nephila also receives commissions from the Nephila Reinsurers, which are based on the direct written premiums of the insurance contracts placed. For the quarter and six months ended June 30, 2021, total revenues attributed to unconsolidated entities managed by Nephila were $42.0 million and $70.7 million, respectively. For the quarter and six months ended June 30, 2020, total revenues attributed to unconsolidated entities managed by Nephila were $42.2 million and $83.7 million, respectively.

Through the Company's program services operations and other fronting arrangements, the Company has programs with Nephila through which the Company writes insurance policies that are ceded to Syndicate 2357 and certain other Nephila Reinsurers. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write U.S. catastrophe-exposed property risk that is then ceded to Nephila Reinsurers. Gross premiums written through these programs with Nephila were $186.7 million and $304.0 million for the quarter and six months ended June 30, 2021, respectively, and $122.9 million and $213.4 million for the quarter and six months ended June 30, 2020, respectively, all of which were ceded to Nephila Reinsurers. As of June 30, 2021 and December 31, 2020, reinsurance recoverables on the consolidated balance sheets included $466.7 million and $353.8 million, respectively, due from Nephila Reinsurers. Under these programs, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

The Hagerty Group, LLC

The Company holds a minority ownership interest in The Hagerty Group, LLC, which is accounted for under the equity method. Hagerty Group primarily operates as a managing general agent under the names Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty). Hagerty Group also includes Hagerty Re, a Bermuda Class 3 reinsurance company. Essentia Insurance Company (Essentia), one of the Company's insurance subsidiaries, is the exclusive insurance underwriter for Hagerty in the U.S., and a portion of this insurance is ceded to Hagerty Re. For the quarter and six months ended June 30, 2021, gross written premiums attributable to Hagerty written on Essentia were $176.8 million and $296.7 million, respectively, of which $100.5 million and $168.4 million, respectively, were ceded to Hagerty Re. For the quarter and six months ended June 30, 2020 gross written premiums attributable to Hagerty written on Essentia were $154.0 million and $254.9 million, respectively, of which $72.8 million and $120.6 million, respectively, were ceded to Hagerty Re.

12. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Issued and outstanding common shares, beginning of period	13,765	13,775	13,783	13,794
Issuance of common shares	2	1	3	3
Repurchase of common shares	(33)	—	(52)	(21)
Issued and outstanding common shares, end of period	13,734	13,776	13,734	13,776

b) The Company has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at June 30, 2021 and December 31, 2020. The outstanding preferred shares were issued in May 2020 for an aggregate initial purchase price of $600 million and net proceeds of $591.9 million. For the quarter and six months ended June 30, 2021, total dividends declared and paid on preferred shares were $18.0 million, or $30 per share.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss) to common shareholders	$774,110	$921,768	$1,347,804	$(483,995)
Adjustment of redeemable noncontrolling interests	13,717	(13,073)	21,623	2,940
Adjusted net income (loss) to common shareholders	$787,827	$908,695	$1,369,427	$(481,055)

Basic common shares outstanding	13,793	13,808	13,806	13,812
Dilutive potential common shares from restricted stock units and restricted stock (1)	24	13	22	—
Diluted common shares outstanding	13,817	13,821	13,828	13,812
Basic net income (loss) per common share	$57.12	$65.81	$99.19	$(34.83)
Diluted net income (loss) per common share (1)	$57.02	$65.75	$99.03	$(34.83)
(1)     The impact of restricted stock units and restricted stock of 11 thousand shares was excluded from the computation of diluted earnings per common share for the six months ended June 30, 2020 because the effect would have been anti-dilutive.

13. Commitments and Contingencies

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

The Markel CATCo Inquiries, as well as other matters related to or arising from the Markel CATCo Inquiries, including matters of which the Company is currently unaware, could result in additional claims, litigation, investigations, enforcement actions or proceedings. For example, additional litigation may be filed by investors in the Markel CATCo Funds. The Company also could become subject to increased regulatory scrutiny, investigations or proceedings in any of the jurisdictions where it operates. If any regulatory authority takes action against the Company or the Company enters into an agreement to settle a matter, the Company may incur sanctions or be required to pay substantial fines or implement remedial measures that could prove costly or disruptive to its businesses and operations. Costs associated with the Markel CATCo Inquiries, as well as legal costs incurred in connection with any existing or future litigation or disputes, are being expensed as incurred.

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

b) In 2019, the Company established Lodgepine Capital Management Limited (Lodgepine), a new retrocessional insurance-linked securities fund manager in Bermuda. Lodgepine's initial product offering is Lodgepine Fund Limited (Lodgepine Fund), a property catastrophe retrocessional investment fund, and subject to certain conditions, the Company has committed to invest up to $100 million in Lodgepine Fund. Lodgepine Fund launched July 1, 2021 with initial investor capital of $98.9 million, which includes an initial investment by the Company of $18.9 million.

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

On March 11, 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization. This pandemic has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world. Readers are urged to review our 2020 Annual Report on Form 10-K for a comprehensive description of the impacts of the COVID-19 pandemic on our businesses and results of operations, financial condition and cash flows in 2020, as well as a description of potential future impacts to our businesses and results of operations, financial condition and cash flows, including in "Developments Related to COVID-19" under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in our assessment of the risks and uncertainties associated with the COVID-19 pandemic during the six months ended June 30, 2021.

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

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. We measure financial success by our ability to grow book value per common share and the market price per common share of our stock, or total shareholder return, at high rates of return over a long period of time. To mitigate effects of short-term volatility and align with the longer-term perspective we apply to operating our businesses, we generally use five-year time periods to measure our performance. Growth in book value per common share is an important measure of our success because it includes all underwriting, operating and investing results. Over the five-year period ended June 30, 2021, the compound annual growth in book value per common share outstanding was 10%. Growth in total shareholder value is also an important measure of our success, as a significant portion of our operations are not recorded at fair value or otherwise captured in book value. Over the five-year period ended June 30, 2021, our common share price increased at a compound annual rate of 4%.

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

Our Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus lines basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons. Risks written in our Insurance segment are written on either a direct basis or a subscription basis, the latter of which means that the loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's of London (Lloyd's) syndicate. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. The following products are included in this segment: general liability, professional liability, primary and excess of loss property, personal property, workers' compensation, marine and energy and credit and surety coverages, specialty program insurance for well-defined niche markets and liability and other coverages tailored for unique exposures. Business in this segment is primarily written through our Markel Specialty and Markel International divisions. The Markel Specialty division writes business on both an excess and surplus lines and admitted basis, primarily based in the United States, as well as Bermuda, London, and Europe. The Markel International division writes business worldwide from our London and Munich-based platforms, which include branch offices around the world. The Insurance segment also includes collateral protection insurance written on an admitted basis through our State National division.

Our Reinsurance segment includes casualty, specialty and property treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Principal lines of business include: professional liability, general liability, workers' compensation, credit and surety and property. Business in this segment is written primarily by our Global Reinsurance division. Effective January 2021, we discontinued writing property reinsurance business, including catastrophe-exposed property business, on a risk-bearing basis within our Global Reinsurance division. Instead, any such business written is now ceded to our Nephila ILS operations to be placed with third party capital to the extent it fits the ILS investors' risk profile and will be included with our other fronting operations, which are not included in a reportable segment. However, as some of our reinsurance contracts were written with multi-year terms, we will continue to have property loss exposure, including catastrophe exposure, through the expiration of those contracts, some of which extend into 2023. We also continue to have property loss exposure on our retrocessional reinsurance property business, a portion of which was ceded to Lodgepine Reinsurance Limited (Lodgepine Re) effective July 1, 2021.

Insurance-Linked Securities

Our insurance-linked securities operations are primarily comprised of our Nephila operations and are not included in a reportable segment. Nephila Holdings Ltd. (together with its subsidiaries, Nephila) serves as an insurance and investment fund manager and managing general agent that offers a broad range of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives. Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd's Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). Nephila also serves as a managing general agent that underwrites and administers property insurance policies and provides delegated underwriting services to providers of insurance capital, including Nephila Reinsurers. The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Corporation, and as such, these entities are not included in our consolidated financial statements. See note 11 of the notes to consolidated financial statements for further details regarding our Nephila operations.

In 2019, we established Lodgepine Capital Management Limited (Lodgepine), our new retrocessional insurance-linked securities fund manager in Bermuda. Lodgepine's initial product offering is Lodgepine Fund Limited (Lodgepine Fund), a property catastrophe retrocessional investment fund, and subject to certain conditions, we have committed to invest up to $100 million in Lodgepine Fund. Lodgepine Fund launched July 1, 2021 with initial investor capital of $98.9 million, which includes our initial investment of $18.9 million. Effective July 1, 2021, we also ceded a portion of the retrocessional reinsurance property business written in our Reinsurance segment to Lodgepine Re, which underwrites the portfolio of risks to which Lodgepine Fund subscribes.

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

In certain instances, we may also leverage the strength of our underwriting platform to front business to our ILS operations to support their business plans and assist in meeting their desired return objectives. This business is conducted separately from our program services business and primarily consists of the catastrophe-exposed property reinsurance business previously written through our Reinsurance segment. Effective January 1, 2021, any such business written is ceded to our Nephila ILS operations to be placed with third party capital in exchange for ceding fees. Gross and ceded written premiums for this business in the first half of 2021 were not significant.

Although we reinsure substantially all of the risks inherent in our program services business and other fronting arrangements, we have certain programs that contain limits on our reinsurers' obligations to us that expose us to underwriting risk, including loss ratio caps, aggregate reinsurance limits or exclusion of the credit risk of producers. Under certain programs with Nephila Reinsurers, we also bear underwriting risk for annual aggregate agreement year losses in excess of a limit that we believe is unlikely to be exceeded. See note 11 of the notes to consolidated financial statements for further details regarding our programs with Nephila Reinsurers.

Investments

Our business strategy recognizes the importance of both consistent underwriting and operating profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds. The majority of our investable assets come from premiums paid by policyholders. Policyholder funds are invested predominantly in high-quality government, municipal and corporate bonds that generally match the duration and currency of our loss reserves. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed maturity investments. When purchasing equity securities, we seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these investments over the long-term. Substantially all of our investment portfolio is managed by company employees.

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

Our chief operating decision maker allocates resources to and assesses the performance of these various businesses in the aggregate as the Markel Ventures segment. This segment includes a diverse portfolio of businesses from different industries that offer various types of products and services to businesses and consumers. Our Markel Ventures products group is comprised of businesses that manufacture or produce equipment, transportation-related products and consumer and building products. Our Markel Ventures services group is comprised of businesses that provide product distribution, consulting and other types of services to businesses and consumers.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Insurance segment profit (loss)	$205,337	$135,073	$322,285	$(71,301)
Reinsurance segment profit (loss)	(4,903)	24,755	(28,121)	(9,204)
Investing segment profit (loss) (1)	771,012	1,006,804	1,394,450	(586,578)
Markel Ventures segment profit (2)	108,665	79,404	160,128	121,161
Other operations (3)	(840)	(3,776)	(24,114)	(17,148)
Interest expense	(46,568)	(45,427)	(88,957)	(90,457)
Net foreign exchange gains (losses)	(12,257)	(21,460)	12,827	56,841
Income tax (expense) benefit	(217,112)	(243,702)	(365,483)	126,981
Net income attributable to noncontrolling interests	(11,224)	(9,903)	(17,211)	(14,290)
Net income (loss) to shareholders	792,110	921,768	1,365,804	(483,995)
Preferred stock dividends	(18,000)	—	(18,000)	—
Net income (loss) to common shareholders	774,110	921,768	1,347,804	(483,995)
Other comprehensive income (loss) to shareholders	57,544	170,625	(157,153)	223,579
Comprehensive income (loss) to shareholders	$849,654	$1,092,393	$1,208,651	$(260,416)
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
(3)    Other operations include the results attributable to our operations that are not included in a reportable segment, as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to our underwriting segments was $10.4 million and $20.8 million for the quarter and six months ended June 30, 2021, respectively, and $10.7 million and $21.1 million for the quarter and six months ended June 30, 2020, respectively; however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments.

The decrease in comprehensive income to shareholders from the second quarter of 2020 to the second quarter of 2021 was primarily due to a decrease in pre-tax net investment gains from $911.2 million in 2020 to $674.8 million in 2021.

The change in comprehensive income (loss) to shareholders from the first half of 2020 to the first half of 2021 was primarily due to pre-tax net investment gains of $1.2 billion in 2021 compared to pre-tax net investment losses of $770.2 million in 2020. We also recognized meaningful underwriting profits in 2021 compared to underwriting losses in 2020, which included $325.0 million of pre-tax net losses and loss adjustment expenses attributed to COVID-19.

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

Consolidated

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Gross premium volume (1)	$2,100,489	$1,776,167	18%	$4,270,872	$3,702,034	15%
Net written premiums	$1,751,451	$1,456,395	20%	$3,632,521	$3,102,873	17%
Earned premiums	$1,568,037	$1,360,174	15%	$3,065,732	$2,690,883	14%
Underwriting profit (loss)	$204,718	$157,596	30%	$295,752	$(83,206)	NM (3)

Underwriting Ratios			Point Change			Point Change
Loss ratio
Current accident year loss ratio	60.5%	64.5%	(4.0)	62.7%	76.5%	(13.8)
Prior accident years loss ratio	(8.6)%	(12.1)%	3.5	(7.4)%	(10.0)%	2.6
Loss ratio	51.9%	52.4%	(0.5)	55.3%	66.5%	(11.2)
Expense ratio	35.0%	36.0%	(1.0)	35.1%	36.6%	(1.5)
Combined ratio	86.9%	88.4%	(1.5)	90.4%	103.1%	(12.7)

Current accident year loss ratio catastrophe impact (2)	0.2%	—%	0.2	2.2%	—%	2.2
Current accident year loss ratio COVID-19 impact (2)	—%	—%	—	—%	12.1%	(12.1)
Prior accident years loss ratio COVID-19 impact (2)	—%	—%	—	0.6%	—%	0.6

Current accident year loss ratio, excluding COVID-19 and catastrophes	60.3%	64.5%	(4.2)	60.5%	64.4%	(3.9)
Combined ratio, excluding COVID-19 and current year catastrophes	86.7%	88.4%	(1.7)	87.6%	91.0%	(3.4)
(1)    Gross premium volume excludes $783.5 million and $1.4 billion for the quarter and six months ended June 30, 2021, respectively, and $597.0 million and $994.0 million for the quarter and six months ended 2020, respectively, of written premiums attributable to our program services business and other fronting arrangements that were ceded.
(2)    The point impact of catastrophes and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.
(3)    NM - Ratio is not meaningful

Premiums

The increase in gross premium volume in our underwriting operations for both the quarter and six months ended June 30, 2021 reflected significant growth, most notably within our professional liability and general liability product lines, across both of our underwriting segments.

We continue to see more favorable rates across most of our product lines, particularly within our general liability and professional liability product lines, based on general market conditions. Additionally, following the high level of catastrophes that have occurred in recent years, we are also seeing more favorable rates on catastrophe-exposed lines of business. The primary exception to the favorable rate environment is workers' compensation, where we continue to see low single digit rate decreases given generally favorable loss experience in recent years. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net retention of gross premium volume in our underwriting operations for the quarter ended June 30, 2021 was 83% compared to 82% for the same period of 2020. Net retention of gross premium volume in our underwriting operations for the six months ended June 30, 2021 was 85% compared to 84% for the same period of 2020. The increase in net retention for both periods was driven by changes in mix of business within our Reinsurance segment. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

The increase in earned premiums in our underwriting operations for both the quarter and six months ended June 30, 2021 was primarily attributable to the higher gross premium volume within our professional liability and general liability product lines.

Combined Ratio

The decrease in our consolidated combined ratio for the quarter ended June 30, 2021 compared to the same period of 2020 was driven by a lower current accident year loss ratio in our Insurance segment and lower expense ratio across both of our underwriting segments, partially offset by the impact of less favorable development on prior accident years loss reserves in 2021 compared to 2020. Higher earned premiums in 2021 compared to 2020 had a favorable impact on our expense ratio and an unfavorable impact on the prior accident years loss ratio.

Underwriting results for the six months ended June 30, 2021 included $67.9 million of net losses and loss adjustment expenses from Winter Storm Uri as well as $18.5 million of net losses and loss adjustment expenses resulting from an increase in our estimate of ultimate losses and loss adjustment expenses directly attributed to COVID-19. Underwriting results for the six months ended June 30, 2020 included $325.0 million of net losses and loss adjustment expenses attributed to COVID-19. Excluding these losses attributed to Winter Storm Uri and COVID-19, the decrease in our consolidated combined ratio for the six months ended June 30, 2021 compared to the same period of 2020 was driven by a lower current accident year loss ratio and lower expense ratio across both of our underwriting segments, partially offset by the impact of less favorable development on prior accident years loss reserves in 2021 compared to 2020. Higher earned premiums in 2021 compared to 2020 had a favorable impact on our expense ratio and an unfavorable impact on the prior accident years loss ratio.

The net losses and loss adjustment expenses from Winter Storm Uri as of June 30, 2021 represent our best estimates based upon information currently available. Our estimates for these losses are based on claims received to date, detailed policy and reinsurance contract level reviews, industry loss estimates and output from both industry and proprietary models, as well as analysis of our ceded reinsurance contracts. These estimates are based on various assumptions about coverage, liability and reinsurance and are therefore subject to change. While we believe our reserves for Winter Storm Uri as of June 30, 2021 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

Additionally, our estimate of ultimate net losses and loss adjustment expenses directly attributed to COVID-19, as described in our 2020 Annual Report on Form 10-K in "Underwriting Results" under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, is based on assumptions about coverage, liability and reinsurance, for which significant uncertainty still exists, and represents our best estimate as of June 30, 2021 based upon information currently available. We continue to closely monitor reported claims, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust our estimates of gross and net losses as new information becomes available. Such adjustments to our reserves for COVID-19 losses and loss adjustment expenses may be material to the Company's results of operations, financial condition and cash flows.

Insurance Segment

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Gross premium volume	$1,821,374	$1,553,436	17%	$3,459,701	$2,968,147	17%
Net written premiums	$1,494,443	$1,267,976	18%	$2,881,873	$2,463,713	17%
Earned premiums	$1,303,562	$1,120,151	16%	$2,547,589	$2,227,002	14%
Underwriting profit (loss)	$205,337	$135,073	52%	$322,285	$(71,301)	NM (2)

Underwriting Ratios			Point Change			Point Change
Loss ratio
Current accident year loss ratio	60.1%	65.1%	(5.0)	62.0%	78.0%	(16.0)
Prior accident years loss ratio	(11.9)%	(13.5)%	1.6	(10.7)%	(12.0)%	1.3
Loss ratio	48.2%	51.6%	(3.4)	51.3%	66.0%	(14.7)
Expense ratio	36.0%	36.3%	(0.3)	36.0%	37.2%	(1.2)
Combined ratio	84.2%	87.9%	(3.7)	87.3%	103.2%	(15.9)

Current accident year loss ratio catastrophe impact (1)	0.3%	—%	0.3	1.7%	—%	1.7
Current accident year loss ratio COVID-19 impact (1)	—%	—%	—	—%	13.2%	(13.2)
Prior accident years loss ratio COVID-19 impact (1)	(0.3)%	—%	(0.3)	(0.1)%	—%	(0.1)

Current accident year loss ratio, excluding COVID-19 and catastrophes	59.8%	65.1%	(5.3)	60.3%	64.8%	(4.5)
Combined ratio, excluding COVID-19 and current year catastrophes	84.2%	87.9%	(3.7)	85.7%	90.0%	(4.3)
(1)    The point impact of catastrophes and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.
(2)    NM - Ratio is not meaningful

Premiums

The increase in gross premium volume in our Insurance segment for both the quarter and six months ended June 30, 2021 was driven by growth across several product lines, most notably within our professional liability and general liability product lines, which experienced higher new business volume and benefited from more favorable rates. Net retention of gross premium volume was 82% for the quarters ended June 30, 2021 and 2020 and 83% for the six months ended June 30, 2021 and 2020. The increase in earned premiums for the quarter and six months ended June 30, 2021 was primarily due to the higher gross premium volume.

Combined Ratio: Quarter-to-Date

The decrease in the Insurance segment's current accident year loss ratio for the quarter ended June 30, 2021 compared to the same period of 2020 was primarily attributable to lower attritional loss ratios within our general liability, property and professional liability product lines, primarily due to the benefit of achieving higher premium rates.

The Insurance segment's combined ratio for the quarter ended June 30, 2021 included $154.5 million of favorable development on prior accident years loss reserves compared to $151.2 million for the same period of 2020. Higher earned premiums in 2021 compared to 2020 had an unfavorable impact on the prior accident years loss ratio, which more than offset the benefit of more favorable prior year loss development in 2021 compared to 2020. The increase in favorable development reflects more favorable development on our professional liability product lines in 2021 compared to 2020, which was offset by less favorable development on our personal lines and workers' compensation product lines in 2021 compared to 2020. For the quarter ended June 30, 2021, favorable development was most significant on our general liability, professional liability and workers' compensation product lines across several accident years and property product lines, primarily on the 2020 accident year. The favorable development on prior years loss reserves in the second quarter of 2020 was most significant on our general liability and workers' compensation product lines.

The decrease in the Insurance segment's expense ratio for the quarter ended June 30, 2021 compared to the same period of 2020 was primarily due to the favorable impact of higher earned premiums and a lower policy acquisition cost ratio, mostly offset by higher profit sharing expenses in 2021 compared to 2020 as a result of improved profitability.

Combined Ratio: Year-to-Date

The Insurance segment's current accident year losses and loss adjustment expenses for the six months ended June 30, 2021 included $42.9 million of net losses and loss adjustment expenses from Winter Storm Uri. Current accident year losses for the six months ended June 30, 2020 included $293.0 million of net losses and loss adjustment expenses attributed to COVID-19. Excluding these losses attributed to Winter Storm Uri and COVID-19, the decrease in the current accident year loss ratio for the six months ended June 30, 2021 compared to the same period of 2020 was primarily attributable to lower attritional loss ratios within our professional liability, general liability and property product lines, primarily due to the benefit of achieving higher premium rates.

The Insurance segment's combined ratio for the six months ended June 30, 2021 included $273.6 million of favorable development on prior accident years loss reserves compared to $267.3 million for the same period of 2020. Higher earned premiums in 2021 compared to 2020 had an unfavorable impact on the prior accident years loss ratio, which more than offset the benefit of more favorable prior year loss development in 2021 compared to 2020. The increase in favorable development was primarily due to more favorable development on our property and general liability product lines in 2021 compared to 2020, mostly offset by less favorable development on our professional liability and workers' compensation product lines in 2021 compared to 2020. For the six months ended June 30, 2021, favorable development was most significant on our general liability, workers' compensation and professional liability product lines across several accident years, marine and energy product lines, primarily on the 2018 to 2020 accident years, and property product lines, primarily on the 2020 accident year. The favorable development on prior years loss reserves in 2020 was most significant on our professional liability, general liability and workers' compensation product lines.

The decrease in the Insurance segment's expense ratio for the six months ended June 30, 2021 compared to the same period of 2020 was primarily due to the favorable impact of higher earned premiums and a lower policy acquisition cost ratio, partially offset by higher profit sharing expenses in 2021 compared to 2020 as a result of improved profitability.

Reinsurance Segment

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Gross premium volume	$279,444	$223,277	25%	$811,962	$736,463	10%
Net written premiums	$257,355	$188,830	36%	$751,440	$641,579	17%
Earned premiums	$264,982	$240,555	10%	$519,069	$466,515	11%
Underwriting profit (loss)	$(5,012)	$24,755	NM (2)	$(28,230)	$(9,204)	(207)%

Underwriting Ratios			Point Change			Point Change
Loss ratio
Current accident year loss ratio	63.0%	61.2%	1.8	65.3%	68.9%	(3.6)
Prior accident years loss ratio	8.2%	(5.1)%	13.3	9.7%	0.3%	9.4
Loss ratio	71.2%	56.1%	15.1	75.0%	69.2%	5.8
Expense ratio	30.7%	33.6%	(2.9)	30.4%	32.8%	(2.4)
Combined ratio	101.9%	89.7%	12.2	105.4%	102.0%	3.4

Current accident year loss ratio catastrophe impact (1)	—%	—%	—	4.8%	—%	4.8
Current accident year loss ratio COVID-19 impact (1)	—%	—%	—	—%	6.9%	(6.9)
Prior accident years loss ratio COVID-19 impact (1)	1.3%	—%	1.3	4.2%	—%	4.2

Current accident year loss ratio, excluding COVID-19 and catastrophes	63.0%	61.2%	1.8	60.5%	62.0%	(1.5)
Combined ratio, excluding COVID-19 and current year catastrophes	100.6%	89.7%	10.9	96.4%	95.1%	1.3
(1)    The point impact of catastrophes and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.
(2)    NM - Ratio is not meaningful

Premiums

The increase in gross premium volume in our Reinsurance segment for the quarter ended June 30, 2021 was driven by higher gross premiums within our general liability, professional liability and credit and surety product lines, partially offset by lower gross premiums within our property product lines. Higher gross premiums within our general liability and professional liability product lines were primarily due to increased exposures arising from growth in underlying portfolios and improved pricing on renewals. Higher gross premiums within our credit and surety product lines were primarily due to a favorable impact from the timing of renewals. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

The increase in gross premium volume in our Reinsurance segment for the six months ended June 30, 2021 was primarily attributable to new business and increases on renewals, as previously discussed, within our general liability and professional liability product lines, partially offset by lower gross premiums within our property product lines.

Lower gross premiums within our property product lines for both the quarter and six months ended June 30, 2021 were primarily attributable to non-renewals following our decision to discontinue writing property reinsurance business on a risk-bearing basis effective January 1, 2021. We continue to have property loss exposure, including catastrophe exposure, on property treaties written in prior years with contract terms that extend beyond January 1, 2021 and on our retrocessional reinsurance property business.

Net retention of gross premium volume for the quarter ended June 30, 2021 was 92% compared to 85% for the same period of 2020. Net retention of gross premium volume for the six months ended June 30, 2021 was 93% compared to 87% for the same period of 2020. The increase in net retention was driven by changes in mix of business resulting from the changes in gross premium volume. The new business in our general liability and professional liability product lines was fully retained while the non-renewed property business had a lower retention rate than the rest of the segment.

The increase in earned premiums for both the quarter and six months ended June 30, 2021 was primarily attributable to growth in gross premium volume within our general liability product lines in recent periods, partially offset by the impact of lower gross premiums within our property product lines as a result of our decision to discontinue writing property reinsurance business, as previously discussed.

Combined Ratio: Quarter-to-Date

The increase in the Reinsurance segment's current accident year loss ratio for the quarter ended June 30, 2021 compared to the same period of 2020 was primarily attributable to less favorable premium adjustments on prior accident years in 2021 compared to 2020 within our professional liability product lines, partially offset by the benefit of lower ceded reinsurance costs in 2021 compared to 2020 within our property product lines. As we are no longer writing property reinsurance business in our Reinsurance segment effective January 1, 2021, earned premiums and exposures on this business are beginning to trend down and will ultimately trend significantly lower in 2021 than 2020 and we modified our ceded reinsurance structures accordingly.

The Reinsurance segment's combined ratio for the quarter ended June 30, 2021 included $21.7 million of adverse development on prior accident years loss reserves, which was primarily attributable to our property product lines, as well as additional exposure recognized related to net favorable premium adjustments on our professional liability product lines, as previously discussed. For the quarter ended June 30, 2021 our property product lines reflected modest net adverse development on catastrophes that occurred in 2018 and 2017, as well as an increase in reserves directly attributed to COVID-19 following changes in the allocation of ceded reinsurance recoveries on our enterprise aggregate treaty between the Insurance segment and Reinsurance segment. There were no changes in our gross or net estimates of losses and loss adjustment expenses attributed to COVID-19 on a consolidated basis during the quarter ended June 30, 2021. For the quarter ended June 30, 2020, the combined ratio included $12.3 million of favorable development on prior accident years loss reserves, which was most significant on our property and general liability product lines, partially offset by additional exposure recognized related to net favorable premium adjustments on our professional liability product lines, as previously discussed.

The decrease in the Reinsurance segment's expense ratio for the quarter ended June 30, 2021 compared to the same period of 2020 was primarily attributable to lower compensation and general expenses due to the discontinuation of our property reinsurance business as well as the favorable impact of higher earned premiums in 2021 compared to 2020.

Combined Ratio: Year-to-Date

The Reinsurance segment's current accident year losses and loss adjustment expenses for the six months ended June 30, 2021 included $25.0 million of net losses and loss adjustment expenses from Winter Storm Uri. Current accident year losses for the six months ended June 30, 2020 included $32.0 million of net losses and loss adjustment expenses attributed to COVID-19. Excluding these losses attributed to Winter Storm Uri and COVID-19, the decrease in the current accident year loss ratio for the six months ended June 30, 2021 compared to the same period of 2020 was primarily attributable to our property product lines, consistent with the quarter-to-date variances previously discussed.

The Reinsurance segment's combined ratio for the six months ended June 30, 2021 included $50.4 million of adverse development on prior accident years loss reserves, which was primarily attributable to our property product lines, as well as additional exposure recognized related to net favorable premium adjustments on our professional liability product lines. Adverse development on our property product lines was primarily attributable an increase in reserves directly attributed to COVID-19 during the first quarter, reflecting changes in our estimates resulting from updated and new loss information from cedents. We also had net adverse development within our property product lines on catastrophes that occurred in recent years. For the six months ended June 30, 2020, the combined ratio included $1.6 million of adverse development on prior accident years loss reserves, which reflects adverse development and additional exposure recognized on net favorable premium adjustments on our professional liability product lines, mostly offset by favorable development on our property product lines.

The decrease in the Reinsurance segment's expense ratio for the six months ended June 30, 2021 compared to the same period of 2020 was primarily attributable to lower compensation and general expenses due to the discontinuation of our property reinsurance business as well as the favorable impact of higher earned premiums in 2021 compared to 2020.

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

The following table summarizes our investment performance.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Net investment income	$96,261	$95,615	1%	$192,831	$183,858	5%
Net investment gains (losses)	$674,753	$911,243	$(236,490)	$1,201,624	$(770,198)	$1,971,822
Change in net unrealized investment gains on available-for-sale securities (1)	$64,972	$216,909	$(151,937)	$(206,243)	$295,898	$(502,141)

Investment Ratios
Investment yield (2)	0.5%	0.6%	(0.1)	1.1%	1.3%	(0.2)
Taxable equivalent total investment return				5.3%	(0.3)%	5.6
(1)    The change in net unrealized gains on available-for-sale securities included an increase related to an adjustment to our life and annuity benefit reserves of $0.9 million and $50.3 million for the quarter and six months ended June 30, 2021, respectively, and a decrease related to an adjustment to our life and annuity benefit reserves of $22.7 million and $35.6 million for the quarter and six months ended June 30, 2020, respectively. See note 8 of the notes to consolidated financial statements for details of our life and annuity benefit reserve adjustments.
(2)     Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The increase in net investment income for both the quarter and six months ended June 30, 2021 compared to the same periods of 2020 was driven primarily by an increase in income on our equity method investments in 2021 compared to 2020. This increase was partially offset by lower interest income on our short-term investments due to lower short-term interest rates during the quarter and six months ended June 30, 2021 compared to the same periods of 2020. See note 3(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net investment gains for both the quarter and six months ended June 30, 2021 were primarily attributable to an increase in the fair value of our equity portfolio driven by favorable market value movements. Net investment gains for the quarter ended June 30, 2020 were also primarily attributable to an increase in the fair value of our equity portfolio driven by favorable market value movements. This followed significant declines in the fair value of our equity portfolio in the first quarter of 2020 driven by unfavorable market value movements resulting from the onset of the COVID-19 pandemic. See note 3(e) of the notes to consolidated financial statements for further details on the components of net investment gains (losses).

The increase in net unrealized gains on available-for-sale investments for the quarter ended June 30, 2021 was primarily attributable to an increase in the fair value of our fixed maturity investment portfolio as a result of a decrease in interest rates during the period. This followed an increase in interest rates during the first quarter of 2021, resulting in an overall net decrease in the fair value of our fixed maturity investment portfolio for the six months ended June 30, 2021. The increase in net unrealized gains on available-for-sale investments for the quarter and six months ended June 30, 2020 was primarily attributable to increases in the fair value of our fixed maturity investment portfolio as a result of decreases in interest rates during the first half of 2020.

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Six Months Ended June 30,
	2021	2020
Investment yield (1)	1.1%	1.3%
Adjustment of investment yield from amortized cost to fair value	(0.3)%	(0.3)%
Net amortization of net premium on fixed maturity securities	0.2%	0.2%
Net investment gains (losses) and change in net unrealized investment gains on available-for-sale securities	3.9%	(2.3)%
Taxable equivalent effect for interest and dividends (2)	—%	0.1%
Other (3)	0.4%	0.7%
Taxable equivalent total investment return	5.3%	(0.3)%
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

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Operating revenues	$1,075,506	$678,139	59%	$1,782,108	$1,189,360	50%
Operating income	$108,665	$79,404	37%	$160,128	$121,161	32%
EBITDA	$138,357	$105,272	31%	$219,535	$172,732	27%
Net income to shareholders	$68,551	$42,242	62%	$101,234	$59,981	69%

The increase in operating revenues for the quarter and six months ended June 30, 2021 compared to the same periods of 2020 was driven by increases of $244.6 million and $484.4 million, respectively, from our construction services businesses due to an increased contribution from Lansing, which was acquired in April 2020. Additionally, operating revenues for both periods increased across our consumer and building products businesses, equipment manufacturing businesses and transportation-related businesses, due in part to lower sales volumes at most of these businesses in 2020 as a result of the economic and social disruption caused by the COVID-19 pandemic, as well as further increases in demand within our consumer and building products businesses reflecting increases in consumer spending. These increases were partially offset by lower operating revenues at our healthcare businesses for both periods due to the sale of certain subsidiaries of one of our healthcare businesses in January 2021.

The increase in operating income, EBITDA and net income to shareholders for the quarter and six months ended June 30, 2021 compared to the same periods of 2020 was driven by the impact of higher sales volumes, as previously discussed, and the increased contribution of Lansing. For the six months ended June 30, 2021, the increase in operating income, EBITDA and net income to shareholders was also driven by a pre-tax transaction gain of $22.0 million in the first quarter of 2021, which was included in services and other expenses and recognized in connection with the sale of certain subsidiaries at one of our healthcare businesses, as previously discussed, as well as other associated changes in this business. For both the quarter and year to date periods, these favorable impacts in 2021 were partially offset by a $17.2 million pre-tax increase in our estimate of the contingent consideration obligations during the second quarter of 2021 related to recent acquisitions, a portion of which was paid during the quarter, and the impact of lower revenues and operating margins at one of our consulting services businesses in 2021 compared to 2020.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Markel Ventures operating income	$108,665	$79,404	$160,128	$121,161
Depreciation expense	15,834	14,272	31,844	28,134
Amortization of intangible assets	13,858	11,596	27,563	23,437
Markel Ventures EBITDA	$138,357	$105,272	$219,535	$172,732

Other Operations

The following table presents the components of operating revenues and operating expenses that are not included in a reportable segment.

	Quarter Ended June 30,
	2021			2020
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$55,755	$46,651	$9,612	$50,671	$40,935	$9,612
Program services and other fronting	28,027	6,182	5,234	25,192	4,173	5,234
Life and annuity	131	5,978	—	152	5,502	—
Other (1)	2,304	6,768	608	10,883	11,674	657
	86,217	65,579	15,454	86,898	62,284	15,503
Underwriting operations			10,417			10,655
Total	$86,217	$65,579	$25,871	$86,898	$62,284	$26,158
(1)    Other includes the results of our run-off Markel CATCo operations for both periods presented.

	Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$92,742	$94,783	$19,224	$101,509	$89,137	$19,224
Program services and other fronting	56,190	12,510	10,468	51,042	11,327	10,468
Life and annuity	657	12,392	—	530	11,550	—
Other (1)	9,087	13,083	1,207	20,935	24,274	1,339
	158,676	132,768	30,899	174,016	136,288	31,031
Underwriting operations			20,820			21,144
Total	$158,676	$132,768	$51,719	$174,016	$136,288	$52,175
(1)    Other includes the results of our run-off Markel CATCo operations for both periods presented.

Insurance-Linked Securities

Our insurance-linked securities operations include results from our Nephila operations, as well as start-up costs and operating expenses associated with Lodgepine. For the quarter ended June 30, 2021, the increase in operating revenues in our insurance-linked securities operations was due to growth in our third-party Nephila managing general agent operations. For the six months ended June 30, 2021, the decrease in operating revenues in our insurance-linked securities operations was driven by lower investment management fees at our Nephila operations due in part to lower average assets under management in the first half of 2021 compared to the first half of 2020, partially offset by growth in our third-party Nephila managing general agent operations. Nephila's net assets under management were $9.8 billion as of June 30, 2021.

Program Services and Other Fronting

For both the quarter and six months ended June 30, 2021, the increase in operating revenues in our program services and other fronting operations was primarily due to higher gross premium volume at our program services operations. Gross written premiums in our program services operations were $761.2 million and $1.4 billion for the quarter and six months ended June 30, 2021, respectively, compared to $591.2 million and $984.4 million for the quarter and six months ended June 30, 2020, respectively. The increase in gross premium volume was driven by the expansion of existing programs, as well as growth from new programs. Gross premium volume in the first quarter of 2020 was unfavorably impacted by the cancellation of an in-force book of policies related to a large program resulting in a one-time unfavorable premium adjustment of $55.0 million.

Interest Expense and Income Taxes

Interest Expense

Interest expense was $46.6 million and $89.0 million for the quarter and six months ended June 30, 2021, respectively, compared to $45.4 million and $90.5 million for the same periods of 2020.

Income Taxes

The effective tax rate was 21% for both the six months ended June 30, 2021 and 2020.

Comprehensive Income (Loss) to Shareholders and Book Value per Common Share

The following table summarizes the components of comprehensive income (loss) to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income (loss) to shareholders	$792,110	$921,768	$1,365,804	$(483,995)
Other comprehensive income (loss) to shareholders:
Change in net unrealized gains on available-for-sale investments, net of taxes	51,992	171,276	(162,472)	236,840
Other, net of taxes	5,569	(521)	5,353	(13,255)
Other comprehensive income attributable to noncontrolling interest	(17)	(130)	(34)	(6)
Other comprehensive income (loss) to shareholders	57,544	170,625	(157,153)	223,579
Comprehensive income (loss) to shareholders	$849,654	$1,092,393	$1,208,651	$(260,416)

Book value per common share increased 10% from $885.72 at December 31, 2020 to $974.45 as of June 30, 2021, primarily due to net income to shareholders for the six months ended June 30, 2021.

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 23% at June 30, 2021 and 21% at December 31, 2020. The increase reflects an increase in senior long-term debt and other debt, primarily attributable to senior notes issued in May 2021.

In May 2021, we issued $600 million of 3.45% unsecured senior notes due May 2052 with net proceeds of $591.4 million, before expenses. See note 9 of the notes to consolidated financial statements for further information regarding our May 2021 debt offering.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $27.3 billion and $24.9 billion at June 30, 2021 and December 31, 2020, respectively. The following table presents the composition of our invested assets.

	June 30, 2021	December 31, 2020
Fixed maturity securities	42%	43%
Equity securities	30%	28%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	28%	29%
Total	100%	100%

Our holding company had $4.9 billion and $4.1 billion of invested assets at June 30, 2021 and December 31, 2020, respectively. The increase is primarily due to net proceeds from our May 2021 debt offering. The following table presents the composition of our holding company's invested assets.

	June 30, 2021	December 31, 2020
Fixed maturity securities	5%	7%
Equity securities	43%	45%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	52%	48%
Total	100%	100%

We have access to various capital sources, including dividends from certain of our insurance and Markel Ventures subsidiaries, holding company invested assets, undrawn capacity under our corporate revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs. However, the availability of these sources of capital and the availability and terms of future financings will depend on a variety of factors, and could be adversely affected by, among other things, risks and uncertainties related to the COVID-19 pandemic.

Cash Flows

Net cash provided by operating activities was $813.2 million for the six months ended June 30, 2021 compared to $488.7 million for the same period of 2020. The increase in net cash flows from operating activities for the six months ended June 30, 2021 was primarily driven by higher net premium volumes in our Insurance segment, partially offset by higher claims settlement activity across both of our underwriting segments.

Net cash used by investing activities was $2.2 billion for the six months ended June 30, 2021 compared to net cash provided by investing activities of $1.1 billion for the same period of 2020. During the six months ended June 30, 2021, net cash used by investing activities included net purchases of short-term investments of $1.2 billion and purchases of fixed maturity securities of $1.0 billion, net of proceeds from maturities and sales of fixed maturity securities. During the six months ended June 30, 2020, net cash provided by investing activities included $1.2 billion from net sales of equity securities, which was partially offset by $547.9 million of net cash used for the acquisition of Lansing. During the six months ended June 30, 2020, net cash provided by investing activities reflected several actions taken within our investment portfolio to increase our allocation to cash in response to uncertainties related to COVID-19. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $564.3 million for the six months ended June 30, 2021, which included net proceeds of $591.4 million from our May 2021 debt offering, as previously discussed. We paid dividends of $18.0 million on our preferred shares during the six months ended June 30, 2021. Net cash provided by financing activities was $607.5 million for the six months ended June 30, 2020, which included net proceeds of $591.9 million from our May 2020 preferred shares offering. Cash of $60.8 million and $23.9 million was used to repurchase outstanding common shares of our stock during the first six months of 2021 and 2020, respectively.

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
•a failure or security breach of, or cyber-attack on, enterprise information technology systems that we use or a failure to comply with data protection or privacy regulations;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. Some businesses within our Markel Ventures operations are exposed to commodity price risk resulting from changes in the price of raw materials, parts and other components necessary to manufacture products, however, this risk is not material to the Company. The operating results of these businesses could be adversely impacted should they be unable to obtain price increases from customers in response to significant increases in raw materials, parts and other component prices. During the six months ended June 30, 2021, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our fixed maturity portfolio includes corporate bonds, mortgage-backed securities and securities issued by municipalities, foreign governments and non-sovereign foreign institutions. Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. During the six months ended June 30, 2021, there were no material changes in our corporate bond, mortgage-backed security, municipal bond or foreign government fixed maturity holdings.

We believe that our fixed maturity portfolio is highly diversified and comprised of high quality securities. Our fixed maturity portfolio has an average rating of "AAA," with 99% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturity securities that are unrated or rated below investment grade. At June 30, 2021, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.

We also have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our ceded reinsurance agreements. As of December 31, 2020, all of our ten largest reinsurers within our underwriting operations were rated "A" or better by A.M. Best and within our program services business, six of our ten largest reinsurers were rated "A" or better by A.M. Best. For reinsurers within our program services business with a credit rating of lower than "A" we employ a stringent collateral monitoring program, under which the majority of the reinsurance recoverable balances are fully collateralized. During the six months ended June 30, 2021, there were no material changes to the credit ratings of our top ten reinsurers within our underwriting and program services operations as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In addition to the matter below, see note 13 of the notes to consolidated financial statements for discussion of pending legal and regulatory matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common share repurchases for the quarter ended June 30, 2021.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2021 through April 30, 2021	10,098	$1,177.36	10,098	$207,482
May 1, 2021 through May 31, 2021	9,940	$1,205.54	9,940	$195,499
June 1, 2021 through June 30, 2021	12,100	$1,202.92	12,100	$180,943
Total	32,138	$1,195.70	32,138	$180,943
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
Fifteenth Supplemental Indenture, dated as of September 17, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission September 17, 2019)

4.1(l)
Sixteenth Supplemental Indenture, dated as of May 7, 2021, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 7, 2021)

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 3, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement
**    Filed with this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of August 2021.

Markel Corporation

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Jeremy A. Noble
Jeremy A. Noble
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)