Form 10-Q
period 2021-09-30
MARKEL CORP
filed 2021-11-02
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at October 26, 2021: 13,668,248

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $11,324,144 in 2021 and $9,655,261 in 2020)	$11,962,587	$10,681,734
Equity securities (cost of $2,823,310 in 2021 and $2,732,998 in 2020)	8,220,874	6,994,110
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,757,798	2,034,099
Total Investments	22,941,259	19,709,943
Cash and cash equivalents	3,938,626	4,341,736
Restricted cash and cash equivalents	568,385	874,913
Receivables	2,320,987	1,930,211
Reinsurance recoverables	6,944,636	5,989,337
Deferred policy acquisition costs	772,127	630,794
Prepaid reinsurance premiums	1,920,184	1,451,858
Goodwill	2,695,164	2,604,624
Intangible assets	1,719,609	1,782,718
Other assets	2,875,459	2,393,920
Total Assets	$46,696,436	$41,710,054
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$17,611,199	$16,222,376
Life and annuity benefits	925,958	1,069,986
Unearned premiums	5,511,392	4,433,245
Payables to insurance and reinsurance companies	579,905	493,470
Senior long-term debt and other debt (estimated fair value of $4,956,000 in 2021 and $4,367,000 in 2020)	4,268,290	3,484,023
Other liabilities	3,527,555	2,946,631
Total Liabilities	32,424,299	28,649,731
Redeemable noncontrolling interests	231,912	245,642
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,455,129	3,428,340
Retained earnings	9,650,355	8,195,182
Accumulated other comprehensive income	319,389	584,376
Total Shareholders' Equity	14,016,764	12,799,789
Noncontrolling interests	23,461	14,892
Total Equity	14,040,225	12,814,681
Total Liabilities and Equity	$46,696,436	$41,710,054

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,630,500	$1,394,428	$4,696,232	$4,085,311
Net investment income	91,264	90,384	284,095	274,242
Net investment gains (losses)	(25,833)	539,302	1,175,791	(230,896)
Products revenues	405,711	342,039	1,327,144	1,117,781
Services and other revenues	585,712	545,582	1,605,058	1,132,978
Total Operating Revenues	2,687,354	2,911,735	9,088,320	6,379,416
OPERATING EXPENSES
Losses and loss adjustment expenses	948,241	863,247	2,643,114	2,652,811
Underwriting, acquisition and insurance expenses	569,756	492,824	1,644,863	1,477,349
Products expenses	374,407	296,371	1,173,135	974,925
Services and other expenses	513,994	522,237	1,442,342	1,024,733
Amortization of intangible assets	39,268	44,664	118,550	120,276
Total Operating Expenses	2,445,666	2,219,343	7,022,004	6,250,094
Operating Income	241,688	692,392	2,066,316	129,322
Interest expense	(46,455)	(42,744)	(135,412)	(133,201)
Net foreign exchange gains (losses)	48,850	(65,577)	61,677	(8,736)
Income (Loss) Before Income Taxes	244,083	584,071	1,992,581	(12,615)
Income tax expense	(54,415)	(130,028)	(419,898)	(3,047)
Net Income (Loss)	189,668	454,043	1,572,683	(15,662)
Net income attributable to noncontrolling interests	(1,598)	(1,317)	(18,809)	(15,607)
Net Income (Loss) to Shareholders	188,070	452,726	1,553,874	(31,269)
Preferred stock dividends	—	—	(18,000)	—
Net Income (Loss) to Common Shareholders	$188,070	$452,726	$1,535,874	$(31,269)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$(104,238)	$64,449	$(262,679)	$301,487
Reclassification adjustments for net gains (losses) included in net income (loss)	224	(3,362)	(3,807)	(3,560)
Change in net unrealized gains on available-for-sale investments, net of taxes	(104,014)	61,087	(266,486)	297,927
Change in foreign currency translation adjustments, net of taxes	(4,437)	5,756	(330)	(8,383)
Change in net actuarial pension loss, net of taxes	586	538	1,832	1,422
Total Other Comprehensive Income (Loss)	(107,865)	67,381	(264,984)	290,966
Comprehensive Income	81,803	521,424	1,307,699	275,304
Comprehensive income attributable to noncontrolling interests	(1,567)	(1,335)	(18,812)	(15,631)
Comprehensive Income to Shareholders	$80,236	$520,089	$1,288,887	$259,673

NET INCOME (LOSS) PER COMMON SHARE
Basic	$15.12	$31.07	$114.39	$(3.76)
Diluted	$15.09	$31.03	$114.20	$(3.76)
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended September 30, 2021	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
June 30, 2021	$591,891	$3,451,968	$9,503,889	$427,223	$13,974,971	$23,078	$13,998,049	$228,401
Net income			188,070	—	188,070	558	188,628	1,040
Other comprehensive loss			—	(107,834)	(107,834)	—	(107,834)	(31)
Comprehensive Income					80,236	558	80,794	1,009
Repurchase of common stock	—	—	(61,551)	—	(61,551)	—	(61,551)	—
Restricted stock units expensed	—	4,181	—	—	4,181	—	4,181	—
Acquisition of Buckner	—	—	—	—	—	—	—	26,438
Adjustment of redeemable noncontrolling interests	—	—	19,930	—	19,930	—	19,930	(19,930)
Purchase of noncontrolling interest	—	(1,020)	—	—	(1,020)	—	(1,020)	(1,032)
Other	—	—	17	—	17	(175)	(158)	(2,974)
September 30, 2021	$591,891	$3,455,129	$9,650,355	$319,389	$14,016,764	$23,461	$14,040,225	$231,912

Nine Months Ended September 30, 2021	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2020	$591,891	$3,428,340	$8,195,182	$584,376	$12,799,789	$14,892	$12,814,681	$245,642
Net income			1,553,874	—	1,553,874	7,960	1,561,834	10,849
Other comprehensive income (loss)			—	(264,987)	(264,987)	—	(264,987)	3
Comprehensive Income					1,288,887	7,960	1,296,847	10,852
Repurchase of common stock	—	—	(122,377)	—	(122,377)	—	(122,377)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Restricted stock units expensed	—	27,783	—	—	27,783	—	27,783	—
Acquisition of Buckner	—	—	—	—	—	—	—	26,438
Adjustment of redeemable noncontrolling interests	—	—	41,553	—	41,553	—	41,553	(41,553)
Purchase of noncontrolling interest	—	(1,551)	—	—	(1,551)	—	(1,551)	(1,179)
Other	—	557	123	—	680	609	1,289	(8,288)
September 30, 2021	$591,891	$3,455,129	$9,650,355	$319,389	$14,016,764	$23,461	$14,040,225	$231,912

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(Unaudited)

Quarter Ended September 30, 2020	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
June 30, 2020	$591,891	$3,421,845	$6,948,466	$432,351	$11,394,553	$15,695	$11,410,248	$214,653
Net income (loss)			452,726	—	452,726	(2,393)	450,333	3,710
Other comprehensive income			—	67,363	67,363	—	67,363	18
Comprehensive Income (Loss)					520,089	(2,393)	517,696	3,728
Restricted stock units expensed	—	3,402	—	—	3,402	—	3,402	—
Adjustment of redeemable noncontrolling interests	—	—	(23,621)	—	(23,621)	—	(23,621)	23,621
Other	—	—	(476)	—	(476)	509	33	(982)
September 30, 2020	$591,891	$3,425,247	$7,377,095	$499,714	$11,893,947	$13,811	$11,907,758	$241,020

Nine Months Ended September 30, 2020	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2019	$—	$3,404,919	$7,457,176	$208,772	$11,070,867	$7,549	$11,078,416	$177,562
Cumulative effect of adoption of ASU No. 2016-13, net of taxes			(3,827)	—	(3,827)	—	(3,827)	—
January 1, 2020	—	3,404,919	7,453,349	208,772	11,067,040	7,549	11,074,589	177,562
Net income (loss)			(31,269)	—	(31,269)	4,201	(27,068)	11,406
Other comprehensive income			—	290,942	290,942	—	290,942	24
Comprehensive Income					259,673	4,201	263,874	11,430
Issuance of preferred stock	591,891	—	—	—	591,891	—	591,891	—
Repurchase of common stock	—	—	(23,943)	—	(23,943)	—	(23,943)	—
Restricted stock units expensed	—	26,386	—	—	26,386	—	26,386	—
Acquisition of Lansing	—	—	—	—	—	—	—	43,566
Adjustment of redeemable noncontrolling interests	—	—	(20,681)	—	(20,681)	—	(20,681)	20,681
Purchase of noncontrolling interest	—	(6,131)	—	—	(6,131)	—	(6,131)	(7,029)
Other	—	73	(361)	—	(288)	2,061	1,773	(5,190)
September 30, 2020	$591,891	$3,425,247	$7,377,095	$499,714	$11,893,947	$13,811	$11,907,758	$241,020

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$1,572,683	$(15,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	49,759	1,277,250
Net Cash Provided By Operating Activities	1,622,442	1,261,588
INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities and equity securities	182,040	1,544,501
Proceeds from maturities, calls and prepayments of fixed maturity securities	467,170	507,480
Cost of fixed maturity securities and equity securities purchased	(2,379,990)	(764,823)
Net change in short-term investments	(727,366)	(697,580)
Additions to property and equipment	(80,758)	(72,771)
Acquisitions, net of cash acquired	(241,210)	(547,847)
Other	47,623	53,531
Net Cash Provided (Used) By Investing Activities	(2,732,491)	22,491
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	989,067	189,846
Repayment of senior long-term debt and other debt	(370,157)	(227,692)
Repurchases of common stock	(122,377)	(23,943)
Issuance of preferred stock, net	—	591,891
Dividends paid on preferred stock	(18,000)	—
Other	(39,149)	(54,481)
Net Cash Provided By Financing Activities	439,384	475,621
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(38,973)	2,500
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(709,638)	1,762,200
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	5,216,649	3,500,353
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,507,011	$5,262,553

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

a) Basis of Presentation. The consolidated balance sheet as of September 30, 2021 and the related consolidated statements of income (loss) and comprehensive income and changes in equity for the quarters and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2020 was derived from Markel Corporation's audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. Readers are urged to review the Company's 2020 Annual Report on Form 10-K for a more complete description of the Company's business and accounting policies, as well as a description of the risks and uncertainties associated with the COVID-19 pandemic on the Company's businesses and results of operations, financial condition and cash flows, including in note 20 of the notes to consolidated financial statements included under Item 8 Financial Statements and Supplementary Data. There were no material changes in the Company's assessment of the risks and uncertainties associated with the COVID-19 pandemic during the nine months ended September 30, 2021.

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

2. Segment Reporting Disclosures

The chief operating decision maker reviews the Company's ongoing underwriting operations on a global basis in the following two segments: Insurance and Reinsurance. In determining how to allocate resources and assess the performance of the Company's underwriting results, management considers many factors, including the nature of the insurance product sold, the type of account written and the type of customer served. The Insurance segment includes all direct business and facultative placements written within the Company's underwriting operations. The Reinsurance segment includes all treaty reinsurance written within the Company's underwriting operations. All investing activities related to the Company's insurance operations are included in the Investing segment.

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

	Quarter Ended September 30, 2021
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)	Consolidated
Gross premium volume	$1,899,592	$180,673	$—	$—	$888,337	$2,968,602
Net written premiums	1,545,428	141,642	—	—	(2,260)	1,684,810

Earned premiums	1,381,235	250,962	—	—	(1,697)	1,630,500
Losses and loss adjustment expenses:
Current accident year	(866,481)	(221,872)	—	—	—	(1,088,353)
Prior accident years	124,133	16,292	—	—	(313)	140,112
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(289,201)	(63,723)	—	—	—	(352,924)
Other operating expenses	(202,961)	(12,101)	—	—	(1,770)	(216,832)
Underwriting profit (loss)	146,725	(30,442)	—	—	(3,780)	112,503
Net investment income	—	—	91,261	3	—	91,264
Net investment losses	—	—	(25,833)	—	—	(25,833)
Products revenues	—	—	—	405,711	—	405,711
Services and other revenues	—	—	—	502,471	83,241	585,712
Products expenses	—	—	—	(374,407)	—	(374,407)
Services and other expenses	—	—	—	(465,268)	(48,726)	(513,994)
Amortization of intangible assets (3)	—	—	—	(13,541)	(25,727)	(39,268)
Segment profit (loss)	$146,725	$(30,442)	$65,428	$54,969	$5,008	$241,688
Interest expense						(46,455)
Net foreign exchange gains						48,850
Income before income taxes						$244,083
U.S. GAAP combined ratio (4)	89%	112%			NM (5)	93%
(1)    Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $15.8 million for the quarter ended September 30, 2021.
(2)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $10.3 million for the quarter ended September 30, 2021, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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
Underwriting, acquisition and insurance expenses:
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
(5)    NM - Ratio is not meaningful

	Nine Months Ended September 30, 2021
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)	Consolidated
Gross premium volume	$5,359,293	$992,635	$—	$—	$2,305,539	$8,657,467
Net written premiums	4,427,301	893,082	—	—	(3,052)	5,317,331

Earned premiums	3,928,824	770,031	—	—	(2,623)	4,696,232
Losses and loss adjustment expenses:
Current accident year	(2,448,034)	(561,226)	—	—	—	(3,009,260)
Prior accident years	397,723	(34,104)	—	—	2,527	366,146
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(814,623)	(193,697)	—	—	—	(1,008,320)
Other operating expenses	(594,880)	(39,676)	—	—	(1,987)	(636,543)
Underwriting profit (loss)	469,010	(58,672)	—	—	(2,083)	408,255
Net investment income	—	—	284,087	8	—	284,095
Net investment gains	—	—	1,175,791	—	—	1,175,791
Products revenues	—	—	—	1,327,144	—	1,327,144
Services and other revenues	—	—	—	1,363,141	241,917	1,605,058
Products expenses	—	—	—	(1,173,135)	—	(1,173,135)
Services and other expenses	—	109	—	(1,260,957)	(181,494)	(1,442,342)
Amortization of intangible assets (3)	—	—	—	(41,104)	(77,446)	(118,550)
Segment profit (loss)	$469,010	$(58,563)	$1,459,878	$215,097	$(19,106)	$2,066,316
Interest expense						(135,412)
Net foreign exchange gains						61,677
Income before income taxes						$1,992,581
U.S. GAAP combined ratio (4)	88%	108%			NM (5)	91%
(1)    Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $47.7 million for the nine months ended September 30, 2021.
(2)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $31.1 million for the nine months ended September 30, 2021, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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
Underwriting, acquisition and insurance expenses:
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

(dollars in thousands)	September 30, 2021	December 31, 2020
Segment assets:
Investing	$27,327,180	$24,781,946
Underwriting	8,151,380	7,228,297
Markel Ventures	4,336,021	3,636,060
Total segment assets	39,814,581	35,646,303
Other operations	6,881,855	6,063,751
Total assets	$46,696,436	$41,710,054

3. Acquisitions

In August 2021, the Company acquired 90% of the holding company for the Buckner HeavyLift Cranes companies (Buckner), a provider of crane rental services for large commercial contractors. Under the terms of the acquisition agreement, the Company has the option to acquire the remaining equity interests and the remaining equity holders have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on Buckner's earnings in specified periods preceding the redemption dates. Total consideration for the transaction was $237.9 million, all of which was cash. The purchase price was preliminarily allocated to the acquired assets and liabilities of Buckner based on estimated fair value at the acquisition date. The Company recognized goodwill of $91.9 million, intangible assets of $60.0 million and fixed assets of $306.6 million, primarily related to cranes. Goodwill is primarily attributable to expected future earnings and cash flow potential of Buckner, and it is not expected to be deductible for income tax purposes. Intangible assets include $50.0 million of customer relationships and $10.0 million of trade names, which are expected to be amortized over 7 years and 15 years, respectively. Additionally, the Company assumed long-term debt of $165.1 million and recognized redeemable noncontrolling interests of $26.4 million. Results attributable to Buckner will be included in the Company's Markel Ventures segment.

The Company has not completed the process of determining the fair value of the assets acquired and liabilities assumed. These valuations are required to be completed within 12 months from the acquisition date. As a result, the fair value recorded for these items is a provisional estimate and is subject to adjustment. Once completed, any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill.

4. Investments

a) The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains in the tables below are presented before taxes and any reserve deficiency adjustments for life and annuity benefit reserves. See note 9.

	September 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$1,900,911	$3,907	$(7,466)	$1,897,352
U.S. government-sponsored enterprises	750,038	31,417	(4,423)	777,032
Obligations of states, municipalities and political subdivisions	3,866,173	292,948	(5,656)	4,153,465
Foreign governments	1,383,586	153,795	(5,576)	1,531,805
Commercial mortgage-backed securities	1,945,261	93,916	(5,143)	2,034,034
Residential mortgage-backed securities	740,380	36,057	(73)	776,364
Asset-backed securities	3,403	79	—	3,482
Corporate bonds	734,392	57,462	(2,801)	789,053
Total fixed maturity securities	11,324,144	669,581	(31,138)	11,962,587
Short-term investments	2,757,235	2,365	(1,802)	2,757,798
Investments, available-for-sale	$14,081,379	$671,946	$(32,940)	$14,720,385

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$580,716	$9,091	$(507)	$589,300
U.S. government-sponsored enterprises	500,053	51,593	(92)	551,554
Obligations of states, municipalities and political subdivisions	3,903,292	386,784	(235)	4,289,841
Foreign governments	1,352,616	275,450	(57)	1,628,009
Commercial mortgage-backed securities	1,736,257	149,359	(34)	1,885,582
Residential mortgage-backed securities	811,732	58,742	(29)	870,445
Asset-backed securities	5,812	154	—	5,966
Corporate bonds	764,783	96,257	(3)	861,037
Total fixed maturity securities	9,655,261	1,027,430	(957)	10,681,734
Short-term investments	2,030,460	3,645	(6)	2,034,099
Investments, available-for-sale	$11,685,721	$1,031,075	$(963)	$12,715,833

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2021
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$1,529,225	$(5,438)	$53,457	$(2,028)	$1,582,682	$(7,466)
U.S. government-sponsored enterprises	256,872	(3,602)	14,028	(821)	270,900	(4,423)
Obligations of states, municipalities and political subdivisions	283,201	(5,182)	21,491	(474)	304,692	(5,656)
Foreign governments	255,067	(5,576)	—	—	255,067	(5,576)
Commercial mortgage-backed securities	306,557	(5,143)	—	—	306,557	(5,143)
Residential mortgage-backed securities	5,928	(70)	92	(3)	6,020	(73)
Corporate bonds	101,607	(2,801)	—	—	101,607	(2,801)
Total fixed maturity securities	2,738,457	(27,812)	89,068	(3,326)	2,827,525	(31,138)
Short-term investments	2,450,158	(1,802)	—	—	2,450,158	(1,802)
Total	$5,188,615	$(29,614)	$89,068	$(3,326)	$5,277,683	$(32,940)

At September 30, 2021, the Company held 203 available-for-sale securities in an unrealized loss position with a total estimated fair value of $5.3 billion and gross unrealized losses of $32.9 million. Of these 203 securities, 10 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $89.1 million and gross unrealized losses of $3.3 million. The Company does not intend to sell or believe it will be required to sell these available-for-sale securities before recovery of their amortized cost.

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

At December 31, 2020, the Company held 36 available-for-sale securities in an unrealized loss position with a total estimated fair value of $502.0 million and gross unrealized losses of $963 thousand. Of these 36 securities, six securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $5.5 million and gross unrealized losses of $20 thousand.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses as of September 30, 2021 or December 31, 2020.

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

c) The amortized cost and estimated fair value of fixed maturity securities at September 30, 2021 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$391,678	$395,422
Due after one year through five years	3,407,996	3,507,926
Due after five years through ten years	2,576,383	2,706,530
Due after ten years	2,259,043	2,538,829
	8,635,100	9,148,707
Commercial mortgage-backed securities	1,945,261	2,034,034
Residential mortgage-backed securities	740,380	776,364
Asset-backed securities	3,403	3,482
Total fixed maturity securities	$11,324,144	$11,962,587

d) The following table presents the components of net investment income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Interest:
Tax-exempt municipal bonds	$14,293	$15,693	$43,631	$48,451
Taxable municipal bonds	16,320	16,456	49,236	50,185
Other taxable bonds	39,705	38,788	119,718	118,376
Short-term investments, including overnight deposits	633	894	2,179	13,516
Dividends on equity securities	23,400	20,282	68,583	66,916
Income (loss) from equity method investments	882	2,483	13,825	(11,849)
Other	(335)	(365)	(947)	438
	94,898	94,231	296,225	286,033
Investment expenses	(3,634)	(3,847)	(12,130)	(11,791)
Net investment income	$91,264	$90,384	$284,095	$274,242

e) The following table presents the components of net investment gains (losses) and the change in net unrealized gains included in other comprehensive income (loss).

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Fixed maturity securities:
Realized gains	$92	$5,292	$4,967	$12,025
Realized losses	(390)	(1,209)	(471)	(7,480)
Change in allowance for expected credit losses	—	202	—	—
Short-term investments:
Realized gains	16	655	324	1,756
Realized losses	(294)	(43)	(1,021)	(399)
Other investment gains (losses)	(2,002)	38	1,434	5,959
Net realized investment gains (losses)	(2,578)	4,935	5,233	11,861
Equity securities:
Change in fair value of securities sold during the period	(400)	16,090	22,254	(453,258)
Change in fair value of securities held at the end of the period	(22,855)	518,277	1,148,304	210,501
Total change in fair value	(23,255)	534,367	1,170,558	(242,757)
Net investment gains (losses)	$(25,833)	$539,302	$1,175,791	$(230,896)
Change in net unrealized gains on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$(133,244)	$96,723	$(391,528)	$431,811
Short-term investments	(4,855)	1,425	(3,076)	(2,153)
Reserve deficiency adjustment for life and annuity benefit reserves (see note 9)	6,428	(20,625)	56,690	(56,237)
Net increase (decrease)	$(131,671)	$77,523	$(337,914)	$373,421

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

Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy are defined as follows:

•Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets.
•Level 2 – Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.
•Level 3 – Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement.

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

Available-for-sale investments and equity securities. Available-for-sale investments and equity securities are recorded at fair value on a recurring basis. Available-for-sale investments include fixed maturity securities and short-term investments. Short-term investments include certificates of deposit, commercial paper, discount notes and treasury bills with original maturities of one year or less. Fair value is determined by the Company after considering various sources of information, including information provided by a third-party pricing service. The pricing service provides prices for substantially all of the Company's fixed maturity securities and equity securities. In determining fair value, the Company generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows and prepayment speeds. The Company validates prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in certain insurance-linked securities funds that are not traded on an active exchange and are valued using unobservable inputs.

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

Due to the significance of unobservable inputs required in measuring the fair value of the Company's investments in insurance-linked securities funds, these investments are classified as Level 3 within the fair value hierarchy. The fair value of the securities are derived using their reported net asset value (NAV) as the primary input, as well as other observable and unobservable inputs as deemed necessary by management. Management has obtained an understanding of the inputs, assumptions, process and controls used to determine NAV, which is calculated by an independent third party. Unobservable inputs to the NAV calculations include assumptions around premium earnings patterns and loss reserve estimates for the underlying securitized reinsurance contracts. The Company's valuation policies and procedures for Level 3 investments are determined by management. Fair value measurements are analyzed quarterly to ensure the change in fair value from prior periods is reasonable relative to management's understanding of the underlying investments, recent market trends and external market data.

Senior long-term debt and other debt. Senior long-term debt and other debt is carried at amortized cost with the estimated fair value disclosed on the consolidated balance sheets. Senior long-term debt and other debt is classified as Level 2 within the fair value hierarchy due to variations in trading volumes and the lack of quoted market prices. Fair value is generally derived through recent reported trades for identical securities, making adjustments through the reporting date, if necessary, based upon available market observable data including U.S. Treasury securities and implied credit spreads. Significant inputs used to determine the fair value of senior long-term debt and other debt include reported trades, benchmark yields, issuer spreads, bids and offers.

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$1,897,352	$—	$1,897,352
U.S. government-sponsored enterprises	—	777,032	—	777,032
Obligations of states, municipalities and political subdivisions	—	4,153,465	—	4,153,465
Foreign governments	—	1,531,805	—	1,531,805
Commercial mortgage-backed securities	—	2,034,034	—	2,034,034
Residential mortgage-backed securities	—	776,364	—	776,364
Asset-backed securities	—	3,482	—	3,482
Corporate bonds	—	789,053	—	789,053
Total fixed maturity securities, available-for-sale	—	11,962,587	—	11,962,587
Equity securities:
Insurance, banks and other financial institutions	3,032,545	—	56,625	3,089,170
Industrial, consumer and all other	5,131,704	—	—	5,131,704
Total equity securities	8,164,249	—	56,625	8,220,874
Short-term investments, available-for-sale	2,599,116	158,682	—	2,757,798
Total investments	$10,763,365	$12,121,269	$56,625	$22,941,259

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$589,300	$—	$589,300
U.S. government-sponsored enterprises	—	551,554	—	551,554
Obligations of states, municipalities and political subdivisions	—	4,289,841	—	4,289,841
Foreign governments	—	1,628,009	—	1,628,009
Commercial mortgage-backed securities	—	1,885,582	—	1,885,582
Residential mortgage-backed securities	—	870,445	—	870,445
Asset-backed securities	—	5,966	—	5,966
Corporate bonds	—	861,037	—	861,037
Total fixed maturity securities, available-for-sale	—	10,681,734	—	10,681,734
Equity securities:
Insurance, banks and other financial institutions	2,516,361	—	58,493	2,574,854
Industrial, consumer and all other	4,419,256	—	—	4,419,256
Total equity securities	6,935,617	—	58,493	6,994,110
Short-term investments, available-for-sale	1,922,459	111,640	—	2,034,099
Total investments	$8,858,076	$10,793,374	$58,493	$19,709,943

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Equity securities, beginning of period	$41,066	$115,648	$58,493	$45,992
Purchases	18,900	—	18,900	90,000
Sales	—	(13,472)	(15,015)	(31,365)
Net investment losses	(3,341)	(126)	(5,753)	(2,577)
Equity securities, end of period	$56,625	$102,050	$56,625	$102,050

Level 3 investments include the Company's investments in insurance-linked securities funds managed by Markel CATCo Investment Management Ltd. (MCIM). See note 11 for further details regarding investments managed by MCIM. In connection with the run-off of one of the funds managed by MCIM and to facilitate the return of capital to third-party investors, the Company invested $90.0 million in that fund effective January 1, 2020. This investment replaced collateral previously provided by other investors for risk exposures within the underlying reinsurance contracts in which the fund is invested related to loss events that occur after December 31, 2019 and through the expiration of the reinsurance contracts. All of these reinsurance contracts expired or were commuted in 2020, resulting in the subsequent return of a portion of the Company's capital. However, the Company continues to have exposure to adverse loss development on 2020 exposures under any unsettled contracts through its remaining investment in the fund ($40.9 million at September 30, 2021).

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2021 and 2020.

6. Products, Services and Other Revenues

The amount of revenues from contracts with customers was $933.0 million and $839.2 million for the quarters ended September 30, 2021 and 2020, respectively, and $2.8 billion and $2.1 billion for the nine months ended September 30, 2021 and 2020, respectively.

The following tables present revenues from contracts with customers by segment and type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income, along with a reconciliation to total products revenues and services and other revenues.

	Quarter Ended September 30,
	2021			2020
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$394,444	$—	$394,444	$332,584	$—	$332,584
Services	487,942	30,027	517,969	467,377	18,136	485,513
Investment management	—	20,571	20,571	—	21,066	21,066
Total revenues from contracts with customers	882,386	50,598	932,984	799,961	39,202	839,163
Program services and other fronting	—	32,298	32,298	—	23,395	23,395
Other	25,796	345	26,141	24,167	896	25,063
Total	$908,182	$83,241	$991,423	$824,128	$63,493	$887,621

	Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$1,294,407	$—	$1,294,407	$1,085,338	$—	$1,085,338
Services	1,313,054	95,908	1,408,962	850,861	86,143	937,004
Investment management	—	57,693	57,693	—	75,898	75,898
Total revenues from contracts with customers	2,607,461	153,601	2,761,062	1,936,199	162,041	2,098,240
Program services and other fronting	—	87,314	87,314	—	73,889	73,889
Other	82,824	1,002	83,826	77,051	1,579	78,630
Total	$2,690,285	$241,917	$2,932,202	$2,013,250	$237,509	$2,250,759

Receivables from contracts with customers were $490.0 million and $406.4 million as of September 30, 2021 and December 31, 2020, respectively.

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Net reserves for losses and loss adjustment expenses, beginning of year	$10,485,717	$9,475,261
Effect of foreign currency rate changes on beginning of year balance	(52,117)	(25,659)
Effect of adoption of ASU No. 2016-13	—	3,849
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	10,433,600	9,453,451
Incurred losses and loss adjustment expenses:
Current accident year	3,009,260	3,088,228
Prior accident years	(366,171)	(435,467)
Total incurred losses and loss adjustment expenses	2,643,089	2,652,761
Payments:
Current accident year	365,640	469,447
Prior accident years	1,678,164	1,407,641
Total payments	2,043,804	1,877,088
Effect of foreign currency rate changes on current year activity	(1,339)	(220)
Net reserves for losses and loss adjustment expenses of insurance companies sold	(2,762)	—
Net reserves for losses and loss adjustment expenses, end of period	11,028,784	10,228,904
Reinsurance recoverables on unpaid losses	6,582,415	5,494,327
Gross reserves for losses and loss adjustment expenses, end of period	$17,611,199	$15,723,231

For the nine months ended September 30, 2021, current accident year losses and loss adjustment expenses included $182.3 million of net losses and loss adjustment expenses from Winter Storm Uri, European Floods and Hurricane Ida (2021 Catastrophes). The net losses and loss adjustment expenses from the 2021 Catastrophes as of September 30, 2021 represent the Company's best estimates based upon information currently available. The estimates for these losses are based on claims received to date, detailed policy and reinsurance contract level reviews, preliminary industry loss estimates and output from both industry and proprietary models, as well as analysis of the Company's ceded reinsurance contracts. Due to limited claims activity, these estimates are based on various assumptions about coverage, liability and reinsurance and are therefore subject to change. While the Company believes its reserves for the 2021 Catastrophes as of September 30, 2021 are adequate, it continues to closely monitor reported claims and will adjust estimates of gross and net losses as new information becomes available.

For the nine months ended September 30, 2020, current accident year losses and loss adjustment expenses included $371.8 million of net losses and loss adjustment expenses attributed to the COVID-19 pandemic, including $356.8 million for which COVID-19 was identified as the proximate, or direct, cause of loss and $15.0 million that were indirectly attributable to COVID-19. Current accident year losses and loss adjustment expenses for the nine months ended September 30, 2020 also included $101.8 million of net losses and loss adjustment expenses from Hurricanes Laura, Sally and Isaias as well as the derecho in Iowa and wildfires in the western U.S. (2020 Catastrophes).

For the nine months ended September 30, 2021, prior accident years losses and loss adjustment expenses included $366.2 million of favorable development on prior years loss reserves, which included $324.8 million of favorable development on the Company's general liability, property, workers' compensation, professional liability, and marine and energy product lines within the Insurance segment. Favorable development on prior years loss reserves for the nine months ended September 30, 2021 was partially offset by $30.6 million of adverse development on the Company's property product lines within the Reinsurance segment, due in part to an increase in our estimate of ultimate losses and loss adjustment expenses directly attributed to COVID-19 in the first quarter of 2021. The Company's estimate of ultimate losses directly attributed to COVID-19 is based on assumptions about coverage, liability and reinsurance, for which significant uncertainty still exists, and represents the Company's best estimate as of September 30, 2021 based upon information currently available. While the Company believes the net reserves for losses and loss adjustment expenses for COVID-19 as of September 30, 2021 are adequate based on information available at this time, the Company continues to closely monitor reported claims, ceded reinsurance contract attachment, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust the estimates of gross and net losses as new information becomes available. Such adjustments to the Company's reserves for COVID-19 losses and loss adjustment expenses may be material to the Company's results of operations, financial condition and cash flows.

For the nine months ended September 30, 2020, prior accident years losses and loss adjustment expenses included $435.5 million of favorable development on prior years loss reserves, which included $294.9 million of favorable development on the Company's general liability, professional liability and workers' compensation product lines within the Insurance segment and property product lines within the Reinsurance segment.

8. Reinsurance

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended September 30,
	2021				2020
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$1,776,716	$303,551	$(393,195)	$1,687,072	$1,420,067	$315,774	$(337,181)	$1,398,660
Earned	1,599,931	363,665	(331,397)	1,632,199	1,323,451	362,539	(290,058)	1,395,932
Program services and other fronting:
Written	711,182	177,153	(890,597)	(2,262)	518,921	17,972	(538,277)	(1,384)
Earned	634,520	103,008	(739,227)	(1,699)	491,524	14,489	(507,517)	(1,504)
Consolidated:
Written	2,487,898	480,704	(1,283,792)	1,684,810	1,938,988	333,746	(875,458)	1,397,276
Earned	$2,234,451	$466,673	$(1,070,624)	$1,630,500	$1,814,975	$377,028	$(797,575)	$1,394,428

	Nine Months Ended September 30,
	2021				2020
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$5,082,494	$1,269,578	$(1,031,546)	$5,320,526	$4,229,398	$1,211,335	$(936,342)	$4,504,391
Earned	4,542,680	1,081,494	(925,176)	4,698,998	3,886,390	1,035,501	(832,196)	4,089,695
Program services and other fronting:
Written	2,056,328	249,067	(2,308,590)	(3,195)	1,475,709	52,308	(1,532,259)	(4,242)
Earned	1,800,489	141,676	(1,944,931)	(2,766)	1,535,248	54,800	(1,594,432)	(4,384)
Consolidated:
Written	7,138,822	1,518,645	(3,340,136)	5,317,331	5,705,107	1,263,643	(2,468,601)	4,500,149
Earned	$6,343,169	$1,223,170	$(2,870,107)	$4,696,232	$5,421,638	$1,090,301	$(2,426,628)	$4,085,311

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the quarter and nine months ended September 30, 2021 and 2020 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 40% and 38% for the quarter and nine months ended September 30, 2021, respectively, and 36% and 37% for the quarter and nine months September 30, 2020, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 29% and 26% and for the quarter and nine months ended September 30, 2021, respectively, and 27% for both the quarter and nine months September 30, 2020.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations, which totaled $620.1 million and $1.7 billion for the quarter and nine months ended September 30, 2021, respectively, and $412.7 million and $1.1 billion for the quarter and nine months ended September 30, 2020, respectively, were ceded.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Gross	$1,238,974	$1,023,479	$3,306,035	$3,135,105
Ceded	(290,834)	(160,387)	(660,479)	(481,874)
Net losses and loss adjustment expenses	$948,140	$863,092	$2,645,556	$2,653,231

9. Life and Annuity Benefits

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. As of September 30, 2021 and December 31, 2020, the cumulative adjustment to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $62.9 million and $119.6 million, respectively. During the quarter and nine months ended September 30, 2021, the Company decreased life and annuity benefits by $6.4 million and $56.7 million, respectively, reflecting an increase in the market yield on the investment portfolio supporting the policy benefit reserves, and increased the change in net unrealized holding gains included in other comprehensive loss by a corresponding amount. During the quarter and nine months ended September 30, 2020, the Company increased life and annuity benefits by $20.6 million and $56.2 million, respectively, as a result of decreases in the market yield on the investment portfolio supporting the policy benefit reserves, and decreased the change in net unrealized holding gains included in other comprehensive income by a corresponding amount.

10. Senior Long-Term Debt and Other Debt

In May 2021, the Company issued $600 million of 3.45% unsecured senior notes due May 2052. Net proceeds to the Company were $591.4 million, before expenses. The Company expects to use a portion of these proceeds to retire its 4.9% unsecured senior notes due July 1, 2022 ($350.0 million aggregate principal outstanding at September 30, 2021) and the remainder for general corporate purposes.

11. Variable Interest Entities

MCIM, a wholly-owned consolidated subsidiary of the Company, is an insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda. Results attributable to MCIM are not included in a reportable segment.

MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). The Markel CATCo Funds issued multiple classes of nonvoting, redeemable preference shares to investors, and the Markel CATCo Funds are primarily invested in nonvoting preference shares of Markel CATCo Re. The underwriting results of Markel CATCo Re are attributed to the Markel CATCo Funds through those nonvoting preference shares. Voting shares in Markel CATCo Reinsurance Fund Ltd. and Markel CATCo Re are held by MCIM.

The Markel CATCo Funds and Markel CATCo Re are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. With the exception of an investment in one of the Markel CATCo Funds ($40.9 million and $58.5 million as of September 30, 2021 and December 31, 2020, respectively), the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. The Company is not the primary beneficiary of the Markel CATCo Funds or Markel CATCo Re and therefore does not consolidate these entities.

The Company's exposure to risk from unconsolidated Markel CATCo Funds and Markel CATCo Re is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of September 30, 2021 and December 31, 2020, net assets under management of MCIM for unconsolidated VIEs were $781.2 million and $929.2 million, respectively.

In July 2019, both the Markel CATCo Funds and Markel CATCo Re were placed into run-off. See note 14 for further details regarding developments in the Company's Markel CATCo operations.

12. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its consolidated subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd's Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers), as well as other unaffiliated insurance entities. Nephila receives management fees for investment and insurance management services provided through its insurance-linked securities operations based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on the annual performance of the funds managed. Nephila also receives commissions from the Nephila Reinsurers, which are based on the direct written premiums of the insurance contracts placed. For the quarter and nine months ended September 30, 2021, total revenues attributed to unconsolidated entities managed by Nephila were $32.8 million and $103.5 million, respectively. For the quarter and nine months ended September 30, 2020, total revenues attributed to unconsolidated entities managed by Nephila were $29.8 million and $113.5 million, respectively.

Through the Company's program services operations and other fronting arrangements, the Company has programs with Nephila through which the Company writes insurance policies that are ceded to Syndicate 2357 and certain other Nephila Reinsurers. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write U.S. catastrophe-exposed property risk that is then ceded to Nephila Reinsurers. Gross premiums written through these programs with Nephila were $283.7 million and $587.7 million for the quarter and nine months ended September 30, 2021, respectively, and $119.2 million and $332.6 million for the quarter and nine months ended September 30, 2020, respectively, all of which were ceded to Nephila Reinsurers. As of September 30, 2021 and December 31, 2020, reinsurance recoverables on the consolidated balance sheets included $601.9 million and $353.8 million, respectively, due from Nephila Reinsurers. Under these programs, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

The Hagerty Group, LLC

The Company holds a minority ownership interest in The Hagerty Group, LLC, which is accounted for under the equity method. Hagerty Group primarily operates as a managing general agent under the names Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (collectively, Hagerty). Hagerty Group also includes Hagerty Re, a Bermuda Class 3 reinsurance company. Essentia Insurance Company (Essentia), one of the Company's insurance subsidiaries, is the exclusive insurance underwriter for Hagerty in the U.S., and a portion of this insurance is ceded to Hagerty Re. For the quarter and nine months ended September 30, 2021, gross written premiums attributable to Hagerty written on Essentia were $167.6 million and $464.3 million, respectively, of which $94.8 million and $263.2 million, respectively, were ceded to Hagerty Re. For the quarter and nine months ended September 30, 2020 gross written premiums attributable to Hagerty written on Essentia were $144.8 million and $399.7 million, respectively, of which $68.4 million and $189.0 million, respectively, were ceded to Hagerty Re.

13. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Issued and outstanding common shares, beginning of period	13,734	13,776	13,783	13,794
Issuance of common shares	1	2	4	5
Repurchase of common shares	(50)	—	(102)	(21)
Issued and outstanding common shares, end of period	13,685	13,778	13,685	13,778

b) The Company has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at September 30, 2021 and December 31, 2020. The outstanding preferred shares were issued in May 2020 for an aggregate initial purchase price of $600 million and net proceeds of $591.9 million. The Company declared and paid dividends on preferred shares of $18.0 million, or $30 per share, in the second quarter of 2021.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss) to common shareholders	$188,070	$452,726	$1,535,874	$(31,269)
Adjustment of redeemable noncontrolling interests	19,930	(23,621)	41,553	(20,681)
Adjusted net income (loss) to common shareholders	$208,000	$429,105	$1,577,427	$(51,950)

Basic common shares outstanding	13,758	13,809	13,790	13,811
Dilutive potential common shares from restricted stock units and restricted stock (1)	27	18	23	—
Diluted common shares outstanding	13,785	13,827	13,813	13,811
Basic net income (loss) per common share	$15.12	$31.07	$114.39	$(3.76)
Diluted net income (loss) per common share (1)	$15.09	$31.03	$114.20	$(3.76)
(1)     The impact of restricted stock units and restricted stock of 13 thousand shares was excluded from the computation of diluted earnings per common share for the nine months ended September 30, 2020 because the effect would have been anti-dilutive.

14. Commitments and Contingencies

a) Late in the fourth quarter of 2018, the Company was contacted by and received inquiries from the U.S. Department of Justice (DOJ), U.S. Securities and Exchange Commission (SEC) and Bermuda Monetary Authority (BMA) (collectively, Governmental Authorities) into loss reserves recorded in late 2017 and early 2018 at Markel CATCo Re (the Markel CATCo Inquiries), an unconsolidated subsidiary managed by MCIM. As a result, the Company engaged outside counsel to conduct an internal review.

The internal review was completed in April 2019 and found no evidence that MCIM personnel acted in bad faith in exercising business judgment in the setting of reserves and making related disclosures during late 2017 and early 2018. The Company's outside counsel met with the Governmental Authorities and reported the findings from the internal review.

On September 27, 2021, the SEC notified the Company that it has concluded its investigation and it does not intend to recommend an enforcement action against MCIM. On September 28, 2021, the Company was advised by the DOJ that it has concluded its investigation and will not take any action against MCIM. Throughout the Markel CATCo Inquiries, the Company has proactively kept the BMA informed of the status of the SEC and DOJ investigations, including the recent conclusion of those investigations. There are currently no pending requests from the BMA, and it has been over a year since the BMA has contacted the Company in relation to the Markel CATCo Inquiries.

Matters related to or arising from the Company's Markel CATCo operations, including matters of which the Company is currently unaware, could result in additional claims, litigation, investigations, enforcement actions or proceedings. For example, litigation may be filed by investors in the Markel CATCo Funds. The Company also could become subject to increased regulatory scrutiny, investigations or proceedings in any of the jurisdictions where it operates. If any regulatory authority takes action against the Company or the Company enters into an agreement to settle a matter, the Company may incur sanctions or be required to pay substantial fines or implement remedial measures that could prove costly or disruptive to its businesses and operations. An unfavorable outcome could have a material adverse effect on the Company's results of operations and financial condition. Even if an unfavorable outcome does not materialize, these matters could have an adverse impact on the Company's reputation and result in substantial expense and disruption. Costs associated with the Markel CATCo Inquiries, as well as legal costs incurred in connection with any related litigation or disputes, are being expensed as incurred.

In addition, the Company may take steps to mitigate potential risks or liabilities related to or arising from the Company's Markel CATCo operations. For example, in September and October 2021, the Company announced the terms of a proposed transaction that would allow the acceleration of a full return of remaining capital to investors in the Markel CATCo Funds, which are currently in run-off. Under the terms of the proposed transaction, the Company would provide cash funding that is not expected to exceed $270 million and tail risk cover of $100 million to Markel CATCo Re in exchange for the Markel CATCo Funds' interests in Markel CATCo Re. The Company would also make $75 million in payments to or for the benefit of investors, which would be an expense to the Company. These amounts are estimates and are subject to change based on the NAV of the Markel CATCo Funds at the closing of the transaction, the amount of capital available for distribution from the Markel CATCo Funds at the closing of the transaction and the ultimate level of tail risk cover provided by the Company. As a result of the transaction, the Company would have exposure to adverse loss development on reinsurance contracts written by Markel CATCo Re for loss events that occurred in 2020 and prior years. However, subsequent favorable development on loss reserves held by Markel CATCo Re, less estimated transaction costs and operating expenses, would be distributed to investors. As a condition to this transaction, all investors in the Markel CATCo Funds, the Markel CATCo Group Companies (MCIM, the Markel CATCo Funds and Markel CATCo Re), Markel Corporation and each of their related parties, among others, would grant mutual releases of all claims related to the transaction, the Markel CATCo Group Companies' businesses and the investors' investments in the Funds. Over 90% of investors in the Markel CATCo Funds have indicated support for the proposed transaction, but it is still subject to formal investor approval and is also subject to court approvals in both Bermuda and the United States. If all required approvals are obtained, the transaction is expected to close in the fourth quarter of 2021. Other steps the Company may take to mitigate potential risks or liabilities related to or arising from the Company's Markel CATCo operations could have a material impact on the Company's results of operations or financial condition.

b) In 2019, the Company established Lodgepine Capital Management Limited (LCM), a new retrocessional insurance-linked securities investment fund manager in Bermuda. LCM's initial product offering is Lodgepine Fund Limited (Lodgepine Fund), a property catastrophe retrocessional investment fund, and subject to certain conditions, the Company has committed to invest up to $100 million in Lodgepine Fund. Lodgepine Fund launched July 1, 2021 with initial investor capital of $98.9 million, including an initial investment by the Company of $18.9 million.

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

On March 11, 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization. This pandemic has caused unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world. Readers are urged to review our 2020 Annual Report on Form 10-K for a comprehensive description of the impacts of the COVID-19 pandemic on our businesses and results of operations, financial condition and cash flows in 2020, as well as a description of potential future impacts to our businesses and results of operations, financial condition and cash flows, including in "Developments Related to COVID-19" under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in our assessment of the risks and uncertainties associated with the COVID-19 pandemic during the nine months ended September 30, 2021.

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

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. We measure financial success by our ability to grow book value per common share and the market price per common share of our stock, or total shareholder return, at high rates of return over a long period of time. To mitigate effects of short-term volatility and align with the longer-term perspective we apply to operating our businesses, we generally use five-year time periods to measure our performance. Growth in book value per common share is an important measure of our success because it includes all underwriting, operating and investing results. Over the five-year period ended September 30, 2021, the compound annual growth in book value per common share outstanding was 10%. Growth in total shareholder value is also an important measure of our success, as a significant portion of our operations are not recorded at fair value or otherwise captured in book value. Over the five-year period ended September 30, 2021, our common share price increased at a compound annual rate of 5%.

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

Through our underwriting, ILS and program services operations, we have a suite of capabilities through which we can access capital to support our customers' risks, which includes our own capital through our underwriting operations, as well as third-party capital through our ILS and program services operations. Within each of these platforms, we believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by our expertise, service, continuity and other value-based considerations, including the multiple platforms through which we can manage risk and deploy capital. Our ability to access multiple insurance platforms allows us to achieve income streams from our insurance operations beyond the traditional underwriting model.

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

Our Reinsurance segment includes casualty, specialty and property treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Principal lines of business include: professional liability, general liability, workers' compensation, credit and surety and property. Business in this segment is written primarily by our Global Reinsurance division. Effective January 2021, we discontinued writing property reinsurance business, including catastrophe-exposed property business, on a risk-bearing basis within our Global Reinsurance division. Instead, any such business written is now ceded to our Nephila ILS operations to be placed with third-party capital to the extent it fits the ILS investors' risk profile and is included with our other fronting operations, which are not included in a reportable segment. However, as some of our reinsurance contracts were written with multi-year terms, we will continue to have property loss exposure, including catastrophe exposure, through the expiration of those contracts, some of which extend into 2023. We also continue to have property loss exposure on our retrocessional reinsurance property business, a portion of which was ceded to Lodgepine Reinsurance Limited (Lodgepine Re) effective July 1, 2021.

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

Our insurance-linked securities operations also include our operations conducted through Lodgepine Capital Management Limited (LCM). LCM serves as the insurance manager for Lodgepine Re, a Bermuda Class 3 reinsurance company, and as the investment manager for Lodgepine Fund Limited, a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Lodgepine Fund). Lodgepine Fund issues multiple classes of preference shares to investors and Lodgepine Fund is invested in preference shares of Lodgepine Re. Lodgepine Fund launched July 1, 2021 with initial investor capital of $98.9 million, which includes our initial investment of $18.9 million. Lodgepine Fund, through its preference shares held in Lodgepine Re, subscribes to a portfolio of retrocessional reinsurance property contracts written through our Reinsurance segment that were ceded to Lodgepine Re.

Our insurance-linked securities operations also include our run-off Markel CATCo operations, the results of which are reported separately from our ongoing insurance-linked securities operations. Our Markel CATCo operations are conducted through Markel CATCo Investment Management Ltd. (MCIM), an ILS investment fund manager headquartered in Bermuda. In July 2019, these operations were placed into run-off. In September and October 2021, we announced the terms of a proposed transaction that would allow the acceleration of the return of capital to investors. See note 11 of the notes to consolidated financial statements for further details regarding our Markel CATCo operations and note 14 of the notes to consolidated financial statements for further details about the proposed transaction.

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

Our program services business, which is provided through our State National division and is separately managed from our underwriting operations, offers issuing carrier capacity to both specialty managing general agents and other producers who sell, control and administer books of insurance business that are supported by third parties that assume reinsurance risk, including Syndicate 2357 and other Nephila Reinsurers. Through our program services business, we write a wide variety of insurance products, principally including general liability, commercial liability, commercial multi-peril, property and workers' compensation insurance. The results of our program services operations are not included in a reportable segment.

In certain instances, we also leverage the strength of our underwriting platform to front business to our ILS operations to support their business plans and assist in meeting their desired return objectives. This business is conducted separately from our program services business and primarily consists of the catastrophe-exposed property reinsurance business previously written through our Reinsurance segment. Effective January 1, 2021, any such business written is ceded to our Nephila ILS operations to be placed with third-party capital in exchange for ceding fees.

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

Markel Ventures

Through our wholly-owned subsidiary, Markel Ventures, Inc. (Markel Ventures), we own interests in various businesses that operate outside of the specialty insurance marketplace. Management views these businesses as separate and distinct from our insurance operations. Local management teams oversee the day-to-day operations of these companies, including investment and capital allocation decisions for their respective companies. Our senior management team is responsible for decisions regarding allocation of capital for acquisitions and new investments. Our strategy in making these investments is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

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

In August 2021, we acquired 90% of the holding company for the Buckner HeavyLift Cranes companies (Buckner), a provider of crane rental services for large commercial contractors. Results attributable to Buckner will be included in our Markel Ventures segment.

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

Results of Operations

The following table presents the components of net income (loss) to shareholders, net income (loss) to common shareholders and comprehensive income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Insurance segment profit	$146,725	$74,960	$469,010	$3,659
Reinsurance segment loss	(30,442)	(34,881)	(58,563)	(44,085)
Investing segment profit (1)	65,428	629,682	1,459,878	43,104
Markel Ventures segment profit (2)	54,969	79,605	215,097	200,766
Other operations (3)	5,008	(56,974)	(19,106)	(74,122)
Interest expense	(46,455)	(42,744)	(135,412)	(133,201)
Net foreign exchange gains (losses)	48,850	(65,577)	61,677	(8,736)
Income tax expense	(54,415)	(130,028)	(419,898)	(3,047)
Net income attributable to noncontrolling interests	(1,598)	(1,317)	(18,809)	(15,607)
Net income (loss) to shareholders	188,070	452,726	1,553,874	(31,269)
Preferred stock dividends	—	—	(18,000)	—
Net income (loss) to common shareholders	188,070	452,726	1,535,874	(31,269)
Other comprehensive income (loss) to shareholders	(107,834)	67,363	(264,987)	290,942
Comprehensive income to shareholders	$80,236	$520,089	$1,288,887	$259,673
(1)    Net investment income and net investment gains (losses), if any, attributable to Markel Ventures are included in segment profit for Markel Ventures. All other net investment income and net investment gains (losses) are included in Investing segment profit.
(2)    Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures.
(3)    Other operations include the results attributable to our operations that are not included in a reportable segment, as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to our underwriting segments was $10.3 million and $31.1 million for the quarter and nine months ended September 30, 2021, respectively, and $10.4 million and $31.5 million for the quarter and nine months ended September 30, 2020, respectively; however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments.

The decrease in comprehensive income to shareholders for the third quarter of 2021 compared to the third quarter of 2020 was primarily due to changes in the fair value of our equity investment portfolio, which resulted in pre-tax net investment losses of $25.8 million in 2021 compared to pre-tax net investment gains of $539.3 million in 2020.

The increase in comprehensive income to shareholders for the nine months ended September 20, 2021 compared to the nine months ended September 30, 2020 was primarily due to pre-tax net investment gains of $1.2 billion in 2021 compared to pre-tax net investment losses of $230.9 million in 2020. We also recognized meaningful underwriting profits in 2021 compared to underwriting losses in 2020, which included $371.8 million of pre-tax net losses and loss adjustment expenses attributed to COVID-19. Partially offsetting these increases to comprehensive income to shareholders, other comprehensive income reflected a decrease in net unrealized gains on our fixed maturity investment portfolio in 2021 compared to an increase in 2020.

The components of net income (loss) to shareholders and comprehensive income to shareholders are discussed in further detail under "Underwriting Results," "Investing Results," "Markel Ventures," "Other Operations," "Interest Expense and Income Taxes" and "Comprehensive Income to Shareholders and Book Value per Common Share."

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

Consolidated

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Gross premium volume (1)	$2,078,005	$1,734,457	20%	$6,348,877	$5,436,491	17%
Net written premiums	$1,684,810	$1,397,276	21%	$5,317,331	$4,500,149	18%
Earned premiums	$1,630,500	$1,394,428	17%	$4,696,232	$4,085,311	15%
Underwriting profit (loss)	$112,503	$38,357	193%	$408,255	$(44,849)	NM (3)

Underwriting Ratios			Point Change			Point Change
Loss ratio
Current accident year loss ratio	66.8%	73.9%	(7.1)	64.1%	75.6%	(11.5)
Prior accident years loss ratio	(8.6)%	(12.0)%	3.4	(7.8)%	(10.7)%	2.9
Loss ratio	58.2%	61.9%	(3.7)	56.3%	64.9%	(8.6)
Expense ratio	34.9%	35.3%	(0.4)	35.0%	36.2%	(1.2)
Combined ratio	93.1%	97.2%	(4.1)	91.3%	101.1%	(9.8)

Current accident year loss ratio catastrophe impact (2)	7.0%	7.3%	(0.3)	3.9%	2.5%	1.4
Current accident year loss ratio COVID-19 impact (2)	—%	3.4%	(3.4)	—%	9.1%	(9.1)
Prior accident years loss ratio COVID-19 impact (2)	(0.1)%	—%	(0.1)	0.3%	—%	0.3

Current accident year loss ratio, excluding COVID-19 and catastrophes	59.8%	63.2%	(3.4)	60.2%	64.0%	(3.8)
Combined ratio, excluding COVID-19 and current year catastrophes	86.2%	86.5%	(0.3)	87.1%	89.5%	(2.4)
(1)    Gross premium volume excludes $890.6 million and $2.3 billion for the quarter and nine months ended September 30, 2021, respectively, and $538.3 million and $1.5 billion for the quarter and nine months ended 2020, respectively, of written premiums attributable to our program services business and other fronting arrangements that were ceded.
(2)    The point impact of catastrophes and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.
(3)    NM - Ratio is not meaningful

Premiums

The increase in gross premium volume in our underwriting operations for the quarter and nine months ended September 30, 2021 was driven by significant growth within our professional liability and general liability product lines in our Insurance segment. The nine months ended September 30, 2021 also reflected significant growth in these product lines within our Reinsurance segment.

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

Net retention of gross premium volume in our underwriting operations was 81% for the quarters ended September 30, 2021 and 2020. Net retention of gross premium volume in our underwriting operations for the nine months ended September 30, 2021 was 84% compared to 83% for the same period of 2020. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

The increase in earned premiums in our underwriting operations for both the quarter and nine months ended September 30, 2021 was primarily attributable to growth in gross premium volume within our general liability and professional liability product lines across both our underwriting segments in recent periods.

Combined Ratio

Underwriting results for the quarter ended September 30, 2021 included $114.4 million of net losses and loss adjustment expenses attributed to natural catastrophes, including Hurricane Ida and the floods in Europe. Underwriting results for the quarter ended September 30, 2020 included $46.8 million of net losses and loss adjustment expenses attributed to COVID-19 and $101.8 million of net losses and loss adjustment expenses from natural catastrophes, including Hurricanes Laura, Sally and Isaias, as well as the derecho in Iowa and wildfires in the western U.S. (2020 Catastrophes). Excluding losses attributed to catastrophes and COVID-19, the decrease in our consolidated combined ratio for the quarter ended September 30, 2021 compared to the same period of 2020 was driven by a lower current accident year loss ratio across both of our underwriting segments, partially offset by the impact of less favorable development on prior accident years loss reserves in 2021 compared to 2020. Higher earned premiums in 2021 compared to 2020 had a favorable impact on our expense ratio and an unfavorable impact on the prior accident years loss ratio.

Underwriting results for the nine months ended September 30, 2021 included $182.3 million of net losses and loss adjustment expenses attributed to Hurricane Ida, the floods in Europe and Winter Storm Uri (2021 Catastrophes) as well as $15.2 million of net losses and loss adjustment expenses resulting from an increase in our net estimate of ultimate losses and loss adjustment expenses attributed to COVID-19. Underwriting results for the nine months ended September 30, 2020 included $371.8 million and $101.8 million of net losses and loss adjustment expenses attributed to COVID-19 and the 2020 Catastrophes, respectively. Excluding losses attributed to catastrophes and COVID-19, the decrease in our consolidated combined ratio for the nine months ended September 30, 2021 compared to the same period of 2020 was driven by a lower current accident year loss ratio and lower expense ratio across both of our underwriting segments, partially offset by the impact of less favorable development on prior accident years loss reserves in 2021 compared to 2020. Higher earned premiums in 2021 compared to 2020 had a favorable impact on our expense ratio and an unfavorable impact on the prior accident years loss ratio.

The net losses and loss adjustment expenses attributed to the 2021 Catastrophes as of September 30, 2021 represent our best estimates based upon information currently available. Our estimates for these losses are based on claims received to date, detailed policy and reinsurance contract level reviews, preliminary industry loss estimates and output from both industry and proprietary models, as well as analysis of our ceded reinsurance contracts. Due to limited claims activity, these estimates are based on various assumptions about coverage, liability and reinsurance and are therefore subject to change. While we believe our reserves for the 2021 Catastrophes as of September 30, 2021 are adequate, we continue to closely monitor reported claims and will adjust our estimates of gross and net losses as new information becomes available.

Additionally, our estimate of ultimate net losses and loss adjustment expenses directly attributed to COVID-19, as described in our 2020 Annual Report on Form 10-K in "Underwriting Results" under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, is based on assumptions about coverage, liability and reinsurance, for which significant uncertainty still exists, and represents our best estimate as of September 30, 2021 based upon information currently available. We continue to closely monitor reported claims, ceded reinsurance contract attachment, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and will adjust our estimates of gross and net losses as new information becomes available. Such adjustments to our reserves for COVID-19 losses and loss adjustment expenses may be material to the Company's results of operations, financial condition and cash flows.

Insurance Segment

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Gross premium volume	$1,899,592	$1,514,002	25%	$5,359,293	$4,482,149	20%
Net written premiums	$1,545,428	$1,220,054	27%	$4,427,301	$3,683,767	20%
Earned premiums	$1,381,235	$1,173,758	18%	$3,928,824	$3,400,760	16%
Underwriting profit	$146,725	$74,960	96%	$469,010	$3,659	NM (2)

Underwriting Ratios			Point Change			Point Change
Loss ratio
Current accident year loss ratio	62.8%	69.6%	(6.8)	62.3%	75.1%	(12.8)
Prior accident years loss ratio	(9.0)%	(11.7)%	2.7	(10.1)%	(11.9)%	1.8
Loss ratio	53.8%	57.9%	(4.1)	52.2%	63.2%	(11.0)
Expense ratio	35.6%	35.7%	(0.1)	35.9%	36.7%	(0.8)
Combined ratio	89.4%	93.6%	(4.2)	88.1%	99.9%	(11.8)

Current accident year loss ratio catastrophe impact (1)	3.3%	5.7%	(2.4)	2.3%	2.0%	0.3
Current accident year loss ratio COVID-19 impact (1)	—%	1.1%	(1.1)	—%	9.0%	(9.0)
Prior accident years loss ratio COVID-19 impact (1)	—%	—%	—	(0.1)%	—%	(0.1)

Current accident year loss ratio, excluding COVID-19 and catastrophes	59.5%	62.8%	(3.3)	60.0%	64.1%	(4.1)
Combined ratio, excluding COVID-19 and current year catastrophes	86.1%	86.8%	(0.7)	85.9%	88.9%	(3.0)
(1)    The point impact of catastrophes and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.
(2)    NM - Ratio is not meaningful

Premiums

The increase in gross premium volume in our Insurance segment for both the quarter and nine months ended September 30, 2021 was driven by growth across several product lines, most notably within our professional liability and general liability product lines, which experienced higher new business volume and benefited from more favorable rates. Net retention of gross premium volume was 81% for the quarters ended September 30, 2021 and 2020. Net retention of gross premium volume was 83% for the nine months ended September 30, 2021 and 82% for the nine months ended September 30, 2020. The increase in earned premiums for the quarter and nine months ended September 30, 2021 was primarily due to the higher gross premium volume.

Combined Ratio: Quarter-to-Date

The Insurance segment's current accident year losses and loss adjustment expenses for the quarter ended September 30, 2021 included $46.0 million of net losses and loss adjustment expenses attributed to the 2021 Catastrophes. Current accident year losses for the quarter ended September 30, 2020 included $12.4 million and $66.6 million of net losses and loss adjustment expenses attributed to COVID-19 and the 2020 Catastrophes, respectively. Excluding losses attributed to catastrophes and COVID-19, the decrease in the current accident year loss ratio for the quarter ended September 30, 2021 compared to the same period of 2020 was primarily attributable to lower attritional loss ratios within our professional liability, general liability and property product lines, primarily due to the benefit of achieving higher premium rates.

The Insurance segment's combined ratio for the quarter ended September 30, 2021 included $124.1 million of favorable development on prior accident years loss reserves compared to $137.3 million for the same period of 2020. Higher earned premiums in 2021 compared to 2020 had an unfavorable impact on the prior accident years loss ratio. The decrease in favorable development was primarily due to less favorable development across several product lines in 2021 compared to 2020 as well as adverse development on our programs product line in 2021. These unfavorable changes were partially offset by more favorable development on our property product lines in 2021 compared to 2020. For the quarter ended September 30, 2021, favorable development was most significant on our property and workers' compensation product lines, primarily on the 2018 to 2020 accident years, and general liability and professional liability product lines across several accident years. The favorable development on prior years loss reserves in the third quarter of 2020 was most significant on our general liability, professional liability and workers' compensation product lines.

The Insurance segment's expense ratio for the quarter ended September 30, 2021 was consistent with the expense ratio for the same period of 2020. The favorable impact of higher earned premiums was offset by higher general expenses, primarily due to higher profit sharing expenses in 2021 compared to 2020 as a result of improved profitability.

Combined Ratio: Year-to-Date

The Insurance segment's current accident year losses and loss adjustment expenses for the nine months ended September 30, 2021 included $88.9 million of net losses and loss adjustment expenses attributed to the 2021 Catastrophes. Current accident year losses for the nine months ended September 30, 2020 included $305.4 million and $66.6 million of net losses and loss adjustment expenses attributed to COVID-19 and the 2020 Catastrophes, respectively. Excluding losses attributed to catastrophes and COVID-19, the decrease in the current accident year loss ratio for the nine months ended September 30, 2021 compared to the same period of 2020 was primarily attributable to lower attritional loss ratios within our professional liability, general liability and property product lines, primarily due to the benefit of achieving higher premium rates.

The Insurance segment's combined ratio for the nine months ended September 30, 2021 included $397.7 million of favorable development on prior accident years loss reserves compared to $404.6 million for the same period of 2020. Higher earned premiums in 2021 compared to 2020 had an unfavorable impact on the prior accident years loss ratio. The decrease in favorable development was primarily due to less favorable development on our professional liability, personal lines and workers' compensation product lines in 2021 compared to 2020, mostly offset by more favorable development on our property and marine and energy product lines in 2021 compared to 2020. For the nine months ended September 30, 2021, favorable development was most significant on our general liability, workers' compensation and professional liability product lines across several accident years and property and marine and energy product lines, primarily on the 2018 to 2020 accident years. The favorable development on prior years loss reserves in 2020 was most significant on our general liability, professional liability and workers' compensation product lines.

The decrease in the Insurance segment's expense ratio for the nine months ended September 30, 2021 compared to the same period of 2020 was primarily due to the favorable impact of higher earned premiums, partially offset by higher profit sharing expenses in 2021 compared to 2020 as a result of improved profitability.

Reinsurance Segment

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Gross premium volume	$180,673	$222,066	(19)%	$992,635	$958,529	4%
Net written premiums	$141,642	$178,994	(21)%	$893,082	$820,573	9%
Earned premiums	$250,962	$222,369	13%	$770,031	$688,884	12%
Underwriting profit (loss)	$(30,442)	$(34,881)	13%	$(58,672)	$(44,085)	(33)%

Underwriting Ratios			Point Change			Point Change
Loss ratio
Current accident year loss ratio	88.4%	95.9%	(7.5)	72.9%	77.5%	(4.6)
Prior accident years loss ratio	(6.5)%	(13.8)%	7.3	4.4%	(4.2)%	8.6
Loss ratio	81.9%	82.1%	(0.2)	77.3%	73.3%	4.0
Expense ratio	30.2%	33.6%	(3.4)	30.3%	33.1%	(2.8)
Combined ratio	112.1%	115.7%	(3.6)	107.6%	106.4%	1.2

Current accident year loss ratio catastrophe impact (1) (2)	27.2%	15.8%	11.4	12.1%	5.1%	7.0
Current accident year loss ratio COVID-19 impact (1)	—%	15.5%	(15.5)	—%	9.6%	(9.6)
Prior accident years loss ratio COVID-19 impact (1)	(0.6)%	—%	(0.6)	2.5%	—%	2.5

Current accident year loss ratio, excluding COVID-19 and catastrophes	61.2%	64.6%	(3.4)	60.8%	62.8%	(2.0)
Combined ratio, excluding COVID-19 and current year catastrophes	85.5%	84.4%	1.1	93.0%	91.7%	1.3
(1)    The point impact of catastrophes and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.
(2)    The point impact of catastrophes does not include the favorable impact of assumed reinstatement premiums associated with the 2021 Catastrophes of $16.7 million and $20.9 million for the quarter and nine months ended September 30, 2021, respectively. Reinstatement premiums were not significant for the quarter and nine months ended September 30, 2020.

Premiums

The decrease in gross premium volume in our Reinsurance segment for the quarter ended September 30, 2021 was driven by lower gross premiums across several product lines, most notably within our general liability, credit and surety and property product lines, partially offset by growth and more favorable rates within our professional liability product lines. Lower gross premiums within our general liability product lines were primarily due to the unfavorable impact of timing on the renewal of a large contract. Lower gross premiums within our credit and surety product lines were primarily attributable to non-renewals following our decision to exit the Latin America market in the third quarter of 2020. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

The increase in gross premium volume in our Reinsurance segment for the nine months ended September 30, 2021 was primarily attributable to new business and increases on renewals within our general liability and professional liability product lines. The increases on renewals were primarily due to increased exposures arising from growth in underlying portfolios and more favorable rates. These increases were partially offset by lower gross premiums within our property product lines.

Lower gross premiums within our property product lines for both the quarter and nine months ended September 30, 2021 were primarily attributable to non-renewals following our decision to discontinue writing property reinsurance business on a risk-bearing basis effective January 1, 2021. We continue to have property loss exposure, including catastrophe exposure, on property treaties written in prior years with contract terms that extend beyond January 1, 2021 and on our retrocessional reinsurance property business.

Net retention of gross premium volume for the quarter ended September 30, 2021 was 78% compared to 81% for the same period of 2020. The decrease in net retention for the quarter ended September 30, 2021 was driven by the impact of ceding a portion of the premiums written on our retrocessional reinsurance property business in the third quarter of 2021. This business was fully retained in 2020. Net retention of gross premium volume for the nine months ended September 30, 2021 was 90% compared to 86% for the same period of 2020. The increase in net retention for the nine months ended September 30, 2021 was driven by changes in mix of business resulting from the changes in gross premium volume. The new business in our general liability and professional liability product lines was fully retained while the non-renewed property business had a lower retention rate than the rest of the segment.

The increase in earned premiums for both the quarter and nine months ended September 30, 2021 was primarily attributable to growth in gross premium volume within our general liability and professional liability product lines in recent periods, partially offset by the impact of lower gross premiums within our property product lines as a result of our decision to discontinue writing property reinsurance business, as previously discussed.

Combined Ratio: Quarter-to-Date

The Reinsurance segment's current accident year losses and loss adjustment expenses for the quarter ended September 30, 2021 included $68.4 million of net losses and loss adjustment expenses from the 2021 Catastrophes. Partially offsetting the impact of losses attributed to the 2021 Catastrophes was $16.7 million of favorable assumed reinstatement premiums in 2021 attributed to these events. Current accident year losses for the quarter ended September 30, 2020 included $34.5 million and $35.2 million of net losses and loss adjustment expenses from COVID-19 and the 2020 Catastrophes, respectively. Catastrophe losses and reinstatement premiums in 2021 were primarily attributable to our retrocessional reinsurance property business, a portion of which was ceded to Lodgepine Re effective July 1, 2021 and our property reinsurance product lines, which we discontinued writing on a risk-bearing basis effective January 1, 2021. Catastrophe losses in 2020, and a portion of our 2020 COVID-19 losses, were also attributed to our property reinsurance product lines, however, there were no catastrophe or COVID-19 losses attributed to our retrocessional reinsurance business in 2020. We continue to have catastrophe exposure on our reinsurance property treaties written in prior years with multi-year terms. Excluding the impact of catastrophes and COVID-19, the decrease in the current accident year loss ratio was driven by our professional liability and general liability products lines. These product lines benefited from higher premium rates and an increase in the proportion of quota share contracts, which generally have lower loss ratios than excess of loss contracts.

The Reinsurance segment's combined ratio for the quarter ended September 30, 2021 included $16.3 million of favorable development on prior accident years loss reserves, which was primarily attributable to our general liability product lines. Our property product lines also had modest favorable development in 2021 reflecting favorable development on catastrophes that occurred in recent years, mostly offset by adverse development on our other property exposures. For the quarter ended September 30, 2020, the combined ratio included $30.7 million of favorable development on prior accidents years loss reserves, which was primarily attributable to our property and professional liability product lines.

The decrease in the Reinsurance segment's expense ratio for the quarter ended September 30, 2021 compared to the same period of 2020 was primarily attributable to lower compensation and general expenses due to the discontinuation of our property reinsurance business as well as the favorable impact of higher earned premiums in 2021 compared to 2020.

Combined Ratio: Year-to-Date

The Reinsurance segment's current accident year losses and loss adjustment expenses for the nine months ended September 30, 2021 included $93.4 million of net losses and loss adjustment expenses attributed to the 2021 Catastrophes. Partially offsetting the impact of losses attributed to the 2021 Catastrophes was $20.9 million of favorable assumed reinstatement premiums in 2021 attributed to these events. Current accident year losses for the nine months ended September 30, 2020 included $66.5 million and $35.2 million of net losses and loss adjustment expenses attributed to COVID-19 and the 2020 Catastrophes, respectively. Catastrophe losses and reinstatement premiums in 2021 were primarily attributable to our retrocessional reinsurance property business and our property reinsurance product lines. Catastrophe losses in 2020, and a portion of our 2020 COVID-19 losses, were also attributed to our property reinsurance product lines, however, there were no catastrophe or COVID-19 losses attributed to our retrocessional reinsurance business in 2020. Excluding the impact of catastrophes and COVID-19, the decrease in the current accident year loss ratio was driven by our professional liability and general liability products lines. These product lines benefited from higher premium rates and an increase in the proportion of quota share contract structures, which generally have lower loss ratios than excess of loss contracts.

The Reinsurance segment's combined ratio for the nine months ended September 30, 2021 included $34.1 million of adverse development on prior accident years loss reserves, which was primarily attributable to our property product lines, as well as additional exposures recognized related to net favorable premium adjustments on our professional liability product lines. Adverse development on our property product lines was primarily attributable to an increase in reserves attributed to COVID-19 during the first quarter, reflecting changes in our net estimates resulting from updated and new loss information from cedents. For the nine months ended September 30, 2020, the combined ratio included $29.0 million of favorable development on prior accident years loss reserves, which reflects favorable development on our property product lines, partially offset by adverse development and additional exposures recognized on net favorable premium adjustments on our professional liability product lines.

The decrease in the Reinsurance segment's expense ratio for the nine months ended September 30, 2021 compared to the same period of 2020 was primarily attributable to lower compensation and general expenses due to the discontinuation of our property reinsurance business as well as the favorable impact of higher earned premiums in 2021 compared to 2020.

Investing Results

Our business strategy recognizes the importance of both consistent underwriting and operating profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds. We measure investing results by our net investment income, net investment gains and the change in net unrealized investment gains on available-for-sale investments, as well as investment yield and taxable equivalent total investment return.

The following table summarizes our investment performance.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	Change	2021	2020	Change
Net investment income	$91,264	$90,384	1%	$284,095	$274,242	4%
Net investment gains (losses)	$(25,833)	$539,302	$(565,135)	$1,175,791	$(230,896)	$1,406,687
Change in net unrealized investment gains on available-for-sale securities (1)	$(131,671)	$77,523	$(209,194)	$(337,914)	$373,421	$(711,335)

Investment Ratios
Investment yield (2)	0.5%	0.6%	(0.1)	1.5%	1.8%	(0.3)
Taxable equivalent total investment return				5.1%	3.8%	1.3
(1)    The change in net unrealized gains on available-for-sale securities included an increase related to an adjustment to our life and annuity benefit reserves of $6.4 million and $56.7 million for the quarter and nine months ended September 30, 2021, respectively, and a decrease related to an adjustment to our life and annuity benefit reserves of $20.6 million and $56.2 million for the quarter and nine months ended September 30, 2020, respectively. See note 9 of the notes to consolidated financial statements for details of our life and annuity benefit reserve adjustments.
(2)     Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The increase in net investment income for the quarter ended September 30, 2021 compared to the same period of 2020 was driven primarily by higher dividend income, partially offset by lower income on our equity method investments in 2021 compared to 2020. The increase in net investment income for the nine months ended September 30, 2021 compared to the same period of 2020 was driven primarily by income on our equity method investments in 2021 compared to losses in 2020. This increase was partially offset by lower interest income on our short-term investments due to lower short-term interest rates during the nine months ended September 30, 2021 compared to the same period of 2020. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net investment losses for the quarter ended September 30, 2021 were primarily attributable to a decline in the fair value of our equity portfolio due to unfavorable market value movements. This followed significant increases in the fair value of our equity portfolio during the first half of 2021 driven by favorable market value movements, which resulted in net investment gains for the nine months ended September 30, 2021. Net investment gains for the quarter ended September 30, 2020 were primarily attributable to an increase in the fair value of our equity portfolio driven by favorable market value movements. This followed significant declines in the fair value of our equity portfolio in the first quarter of 2020 driven by unfavorable market value movements resulting from the onset of the COVID-19 pandemic, which resulted in net investment losses for the nine months ended September 30, 2020. See note 4(e) of the notes to consolidated financial statements for further details on the components of net investment gains (losses).

The decrease in net unrealized gains on available-for-sale investments for both the quarter and nine months ended September 30, 2021 was primarily attributable to decreases in the fair value of our fixed maturity investment portfolio as a result of increases in interest rates during 2021. The increase in net unrealized gains on available-for-sale investments for both the quarter and nine months ended September 30, 2020 was primarily attributable to increases in the fair value of our fixed maturity investment portfolio as a result of decreases in interest rates during 2020.

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Nine Months Ended September 30,
	2021	2020
Investment yield (1)	1.5%	1.8%
Adjustment of investment yield from amortized cost to fair value	(0.4)%	(0.4)%
Net amortization of net premium on fixed maturity securities	0.3%	0.3%
Net investment gains (losses) and change in net unrealized investment gains on available-for-sale securities	3.2%	1.0%
Taxable equivalent effect for interest and dividends (2)	0.1%	0.1%
Other (3)	0.4%	1.0%
Taxable equivalent total investment return	5.1%	3.8%
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

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Operating revenues	$908,185	$824,132	10%	$2,690,293	$2,013,492	34%
Operating income	$54,969	$79,605	(31)%	$215,097	$200,766	7%
EBITDA	$84,348	$110,804	(24)%	$303,883	$283,536	7%
Net income to shareholders	$34,398	$48,731	(29)%	$135,632	$108,712	25%

The increase in operating revenues for the quarter ended September 30, 2021 compared to the same period of 2020 was driven by an increase in sales volumes at our transportation-related businesses, reflecting a level consistent with sales prior to the COVID-19 pandemic, which significantly impacted sales volumes in 2020, and at our construction services businesses, primarily due to higher sales prices. The increase in operating revenues for the nine months ended September 30, 2021 compared to the same period of 2020 was driven by an increase of $527.7 million from our construction services businesses due to an increased contribution from Lansing, which was acquired in April 2020. Additionally, operating revenues for the nine months ended September 30, 2021 increased across our transportation-related businesses, consumer and building products businesses and equipment manufacturing businesses, due in part to lower sales volumes at most of these businesses in 2020 as a result of the economic and social disruption caused by the COVID-19 pandemic, as well as further increases in demand within our consumer and building products businesses reflecting increases in consumer spending. These increases in operating revenues for both periods were partially offset by lower operating revenues from our healthcare businesses due to the sale of certain subsidiaries of one of our healthcare businesses in January 2021.

The benefit of increases in operating revenues to operating income, EBITDA and net income to shareholders for both the quarter and nine months ended September 30, 2021 was limited by increased costs of goods sold across many of our businesses, which are reflective of current economic conditions where supply constraints are contributing to increasing wholesale prices, particularly for raw materials, across a variety of industries.

Operating income, EBITDA and net income to shareholders decreased for the quarter ended September 30, 2021 compared to the same period of 2020, driven by the impact of lower revenues and operating margins at one of our consulting services businesses in 2021 compared to 2020, as well as the impact of a pre-tax gain in the third quarter of 2020 on the sale of assets at one of our leasing businesses, which was included in services and other expenses.

The increase in operating income, EBITDA and net income to shareholders for the nine months ended September 30, 2021 compared to the same period of 2020 was driven by the increased contribution of Lansing and a pre-tax transaction gain of $22.0 million in the first quarter of 2021, which was included in services and other expenses and recognized in connection with the sale of certain subsidiaries at one of our healthcare businesses, as previously discussed, as well as other associated changes in this business. These increases were partially offset by the impact of lower revenues and operating margins at one of our consulting services businesses in 2021 compared to 2020, as well as a $17.2 million pre-tax increase in our estimate of the contingent consideration obligations during the second quarter of 2021 related to better than expected financial performance of certain of our recent acquisitions.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Markel Ventures operating income	$54,969	$79,605	$215,097	$200,766
Depreciation expense	15,838	15,337	47,682	43,471
Amortization of intangible assets	13,541	15,862	41,104	39,299
Markel Ventures EBITDA	$84,348	$110,804	$303,883	$283,536

Other Operations

The following table presents the components of operating revenues and operating expenses that are not included in a reportable segment.

	Quarter Ended September 30,
	2021			2020
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$46,879	$45,313	$9,612	$35,525	$42,761	$9,612
Program services and other fronting	32,531	2,755	5,235	23,519	4,746	5,235
Life and annuity	345	(1,351)	—	541	1,063	—
Other (1)	3,486	2,009	599	3,908	41,373	3,579
	83,241	48,726	15,446	63,493	89,943	18,426
Underwriting operations			10,281			10,376
Total	$83,241	$48,726	$25,727	$63,493	$89,943	$28,802
(1)    Other includes the results of our run-off Markel CATCo operations for both periods presented. For the quarter ended September 30, 2020, services and other expenses included a legal settlement at our Markel CATCo operations.

	Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$139,621	$140,096	$28,836	$137,034	$131,898	$28,836
Program services and other fronting	88,721	15,265	15,703	74,561	16,073	15,703
Life and annuity	1,002	11,041	—	1,071	12,613	—
Other (1)	12,573	15,092	1,806	24,843	65,647	4,918
	241,917	181,494	46,345	237,509	226,231	49,457
Underwriting operations			31,101			31,520
Total	$241,917	$181,494	$77,446	$237,509	$226,231	$80,977
(1)    Other includes the results of our run-off Markel CATCo operations for both periods presented. For the nine months ended September 30, 2020, services and other expenses included a legal settlement at our Markel CATCo operations.

Insurance-Linked Securities

For both the quarter and nine months ended September 30, 2021, the increase in operating revenues in our insurance-linked securities operations was driven by growth in our third-party Nephila managing general agent operations. For the nine months ended September 30, 2021, the increase was partially offset by lower investment management fees at our Nephila operations due in part to lower average assets under management during the first quarter of 2021 compared to the same period of 2020. Nephila's net assets under management were $9.3 billion as of September 30, 2021.

Program Services and Other Fronting

For both the quarter and nine months ended September 30, 2021, the increase in operating revenues in our program services and other fronting operations was primarily due to higher gross premium volume at our program services operations driven by the expansion of existing programs, as well as growth from new programs. Gross written premiums in our program services operations were $726.6 million and $2.1 billion for the quarter and nine months ended September 30, 2021, respectively, compared to $536.6 million and $1.5 billion for the quarter and nine months ended September 30, 2020, respectively.

Interest Expense and Income Taxes

Interest Expense

Interest expense was $46.5 million and $135.4 million for the quarter and nine months ended September 30, 2021, respectively, compared to $42.7 million and $133.2 million for the same periods of 2020. The increase in interest expense for both the quarter and nine months ended September 30, 2021 was primarily attributable to interest expense associated with our 3.45% unsecured senior notes issued in the second quarter of 2021.

Income Taxes

The effective tax rate was 21% for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2020 was not meaningful due to the small pre-tax loss in the period. We use the estimated annual effective tax rate method for calculating our tax provision in interim periods. This method applies our best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The estimated annual effective tax rate was 22% and 21% for the nine months ended September 30, 2021 and 2020, respectively.

Comprehensive Income to Shareholders and Book Value per Common Share

The following table summarizes the components of comprehensive income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income (loss) to shareholders	$188,070	$452,726	$1,553,874	$(31,269)
Other comprehensive income (loss) to shareholders:
Change in net unrealized gains on available-for-sale investments, net of taxes	(104,014)	61,087	(266,486)	297,927
Other, net of taxes	(3,851)	6,294	1,502	(6,961)
Other comprehensive (income) loss attributable to noncontrolling interest	31	(18)	(3)	(24)
Other comprehensive income (loss) to shareholders	(107,834)	67,363	(264,987)	290,942
Comprehensive income to shareholders	$80,236	$520,089	$1,288,887	$259,673

Book value per common share increased 11% from $885.72 at December 31, 2020 to $980.99 as of September 30, 2021, primarily due to net income to shareholders for the nine months ended September 30, 2021.

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our debt to capital ratio was 23% at September 30, 2021 and 21% at December 31, 2020. The increase reflects an increase in senior long-term debt and other debt, primarily attributable to senior notes issued in May 2021.

In May 2021, we issued $600 million of 3.45% unsecured senior notes due May 2052 with net proceeds of $591.4 million, before expenses. See note 10 of the notes to consolidated financial statements for further information regarding our May 2021 debt offering.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $27.4 billion and $24.9 billion at September 30, 2021 and December 31, 2020, respectively. The following table presents the composition of our invested assets.

	September 30, 2021	December 31, 2020
Fixed maturity securities	44%	43%
Equity securities	30%	28%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	26%	29%
Total	100%	100%

Our holding company had $4.8 billion and $4.1 billion of invested assets at September 30, 2021 and December 31, 2020, respectively. The increase is primarily due to net proceeds from our May 2021 debt offering. The following table presents the composition of our holding company's invested assets.

	September 30, 2021	December 31, 2020
Fixed maturity securities	5%	7%
Equity securities	44%	45%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	51%	48%
Total	100%	100%

We have access to various capital sources, including dividends from certain of our subsidiaries, holding company invested assets, undrawn capacity under our corporate revolving credit facility and access to the debt and equity capital markets. We believe that we have sufficient liquidity to meet our capital needs. However, the availability of these sources of capital and the availability and terms of future financings will depend on a variety of factors, and could be adversely affected by, among other things, risks and uncertainties related to the COVID-19 pandemic.

In September and October 2021, we announced the terms of a proposed transaction that would allow the acceleration of a full return of remaining capital to our Markel CATCo investors. Under the terms of the proposed transaction, we would provide cash funding that is not expected to exceed $270 million and tail risk cover of $100 million. We would also make $75 million in cash payments to or for the benefit of investors. See note 14 of the notes to consolidated financial statements for further details about the proposed transaction.

Cash Flows

Net cash provided by operating activities was $1.6 billion for the nine months ended September 30, 2021 compared to $1.3 billion for the same period of 2020. The increase in net cash flows from operating activities for the nine months ended September 30, 2021 was primarily driven by higher net premium volumes in our Insurance segment, partially offset by higher claims settlement activity across both of our underwriting segments.

Net cash used by investing activities was $2.7 billion for the nine months ended September 30, 2021 compared to net cash provided by investing activities of $22.5 million for the same period of 2020. During the nine months ended September 30, 2021, net cash used by investing activities included purchases of fixed maturity securities of $1.7 billion, net of proceeds from maturities and sales of fixed maturity securities, and net purchases of short-term investments of $727.4 million. Net cash used by investing activities in 2021 also included $237.9 million of net cash used for the acquisition of Buckner. During the nine months ended September 30, 2020, net cash provided by investing activities included $1.2 billion from net sales of equity securities, which was partially offset by cash used to increase our holdings of short-term investments and $547.9 million of net cash used for the acquisition of Lansing. During the nine months ended September 30, 2020, net cash provided by investing activities reflected several actions taken within our investment portfolio to increase our allocation to cash in response to uncertainties related to COVID-19, while the nine months ended September 30, 2021 reflect a reallocation of cash, primarily to fixed income securities and short-term investments. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $439.4 million for the nine months ended September 30, 2021, which included net proceeds of $591.4 million from our May 2021 debt offering, as previously discussed. We paid dividends of $18.0 million on our preferred shares during the nine months ended September 30, 2021. Net cash provided by financing activities was $475.6 million for the nine months ended September 30, 2020, which included net proceeds of $591.9 million from our May 2020 preferred shares offering. Cash of $122.4 million and $23.9 million was used to repurchase outstanding common shares of our stock during the first nine months of 2021 and 2020, respectively.

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

Our critical accounting estimates consist of estimates and assumptions used in determining the reserves for unpaid losses and loss adjustment expenses and life and annuity reinsurance benefit reserves as well as estimates and assumptions used in the valuation of goodwill and intangible assets. We review the adequacy of reserves for unpaid losses and loss adjustment expenses and life and annuity reinsurance benefit reserves quarterly. Estimates and assumptions for goodwill and intangible assets are reviewed in conjunction with acquisitions and impairment assessments. Goodwill and indefinite-lived intangible assets are reassessed for impairment at least annually. All intangible assets, including goodwill, are also reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

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
•our ability to maintain or raise third-party capital for existing or new investment vehicles and risks related to our management of third-party capital;
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
•investor litigation or disputes, as well as regulatory inquiries, investigations or proceedings, including the inquiry by the Bermuda Monetary Authority, related to our Markel CATCo operations; delays or disruptions in the run-off of those operations; or the inability to complete, or failure to realize the benefits of, the proposed transaction that would allow the accelerated return of capital to our Markel CATCo investors, including due to the failure to obtain requisite approvals or satisfaction of other conditions on the proposed terms and schedule; and
•a number of additional factors may adversely affect our Markel Ventures operations, and the markets they serve, and negatively impact their revenues and profitability, including, among others: adverse weather conditions, plant disease and other contaminants; changes in government support for education, healthcare and infrastructure projects; changes in capital spending levels; changes in the housing, commercial and industrial construction markets; liability for environmental matters; supply chain and shipping issues, including increases in freight costs; volatility in the market prices for their products; and volatility in commodity, wholesale and raw materials prices and interest and foreign currency exchange rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. Some businesses within our Markel Ventures operations are exposed to commodity price risk resulting from changes in the price of raw materials, parts and other components necessary to manufacture products, however, this risk is not material to the Company. The operating results of these businesses could be adversely impacted should they be unable to obtain price increases from customers in response to significant increases in raw materials, parts and other component prices. During the nine months ended September 30, 2021, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our fixed maturity portfolio includes corporate bonds, mortgage-backed securities and securities issued by municipalities, foreign governments and non-sovereign foreign institutions. Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. During the nine months ended September 30, 2021, there were no material changes in our corporate bond, mortgage-backed security, municipal bond or foreign government fixed maturity holdings.

We believe that our fixed maturity portfolio is highly diversified and comprised of high quality securities. Our fixed maturity portfolio has an average rating of "AAA," with 99% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturity securities that are unrated or rated below investment grade. At September 30, 2021, less than 1% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.

We also have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our ceded reinsurance agreements. As of December 31, 2020, all of our ten largest reinsurers within our underwriting operations were rated "A" or better by A.M. Best and within our program services business, six of our ten largest reinsurers were rated "A" or better by A.M. Best. For reinsurers within our program services business with a credit rating of lower than "A" we employ a stringent collateral monitoring program, under which the majority of the reinsurance recoverable balances are fully collateralized. During the nine months ended September 30, 2021, there were no material changes to the credit ratings of our top ten reinsurers within our underwriting and program services operations as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Markel CATCo Inquiries

We previously reported that in December 2018 the U.S. Department of Justice (DOJ), U.S. Securities and Exchange Commission (SEC) and Bermuda Monetary Authority (BMA) (together, the Governmental Authorities) initiated inquiries into loss reserves recorded in late 2017 and early 2018 at our Markel CATCo operations. Those reserves are held at Markel CATCo Reinsurance Ltd., an unconsolidated subsidiary of MCIM, which has been in runoff since July 2019. The Markel CATCo Inquiries are limited to MCIM and its subsidiaries (together, Markel CATCo) and do not involve other Markel subsidiaries.

We retained outside counsel to conduct an internal review of Markel CATCo's loss reserving in late 2017 and early 2018. The internal review was completed in April 2019 and found no evidence that Markel CATCo personnel acted in bad faith in exercising business judgment in the setting of reserves and making related disclosures during late 2017 and early 2018. Our outside counsel met with the Governmental Authorities and reported the findings from the internal review.

On September 27, 2021, the SEC notified us that it has concluded its investigation and it does not intend to recommend an enforcement action against MCIM. On September 28, 2021, we were advised by the DOJ that it has concluded its investigation and will not take any action against MCIM. Throughout the inquiries, we have proactively kept the BMA informed of the status of the SEC and DOJ investigations, including the recent conclusion of those investigations. There are currently no pending requests from the BMA, and it has been over a year since the BMA has contacted us in relation to the governmental inquiries.

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

Under the arbitration terms of the CVR Agreement, independent experts were appointed to determine the final value of the CVRs. On September 20, 2021, the experts delivered their report indicating a final CVR valuation of $22.4 million, excluding interest. We had previously paid $8.0 million to the CVR holders, representing 90% of the undisputed value of the CVRs, plus interest of $1.9 million. On September 20, 2021, we paid $20.1 million, which represents $14.1 million for the unpaid portion of the final CVR amount (excluding fees payable to a third-party), plus $6.0 million in additional interest.

The stay has been lifted on each pending suit, and we have asked the court to consolidate the three suits and to dismiss, or grant us summary judgment on, all counts.

For additional information regarding these three suits, see Item 3 Legal Proceedings in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common share repurchases for the quarter ended September 30, 2021.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2021 through July 31, 2021	11,543	$1,212.50	11,543	$166,948
August 1, 2021 through August 31, 2021	15,148	$1,256.40	15,148	$147,916
September 1, 2021 through September 30, 2021	22,817	$1,231.85	22,817	$119,808
Total	49,508	$1,234.85	49,508	$119,808
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

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 2, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement
**    Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of November 2021.

Markel Corporation

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Jeremy A. Noble
Jeremy A. Noble
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)