Form 10-K
period 2021-12-31
MARKEL CORP
filed 2022-02-18
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021
Commission File Number 001-15811
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of June 30, 2021 was approximately $15,976,000,000.
The number of shares of the registrant's Common Stock outstanding at February 2, 2022: 13,607,288.
Documents Incorporated By Reference: The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 11, 2022, referred to in Part III.

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

Investments - Our investing activities are primarily related to our underwriting operations. The majority of our investable assets come from premiums paid by policyholders and the remainder is comprised of shareholder funds.

Markel Ventures - Through our Markel Ventures operations, we own controlling interests in a diverse portfolio of businesses that operate outside of the specialty insurance marketplace.

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. We measure financial success by our ability to grow book value per common share and the market price per common share of our stock, or total shareholder return, at high rates of return over a long period of time. To mitigate effects of short-term volatility and align with the longer-term perspective we apply to operating our businesses, we generally use five-year time periods to measure our performance. Growth in book value per common share is an important measure of our success because it includes all underwriting, operating and investing results. Over the past five years, the compound annual growth in book value per common share outstanding was 11%. Growth in total shareholder value is also an important measure of our success, as a significant portion of our operations are not recorded at fair value or otherwise captured in book value. Over the past five years, our common share price increased at a compound annual rate of 6%.

The following graph presents book value per common share and stock price per common share for the past five years as of December 31.

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
Per Share
1,139.13
1,038.05
1,143.17
1,033.30
1,234.00
683.55
653.85
802.59
885.72
1,034.56
2017
2018
2019
2020
2021
Book Value Per Common Share
Stock Price Per Common Share

10K - 2

The following table presents summary financial data over the last five years, including book value per common share, market price per common share and other important financial measures and metrics.

(dollars in millions, except per share data)	2021	2020	2019	2018	2017	5-Year CAGR (1)
Results of Operations
Earned premiums	$6,503	$5,612	$5,050	$4,712	$4,248	11%
Net investment gains (losses) (2)	1,979	618	1,602	(438)	(5)
Markel Ventures operating revenues	3,644	2,795	2,055	1,915	1,337	25%
Total operating revenues (2)	12,846	9,735	9,526	6,841	6,062	18%
Net income (loss) to common shareholders (2)	2,389	798	1,790	(128)	395
Comprehensive income (loss) to shareholders	2,078	1,192	2,094	(376)	1,175
Diluted net income (loss) per common share	$176.51	$55.63	$129.07	$(9.55)	$25.81
Financial Position
Total investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets)	$28,292	$24,927	$22,258	$19,238	$20,570	8%
Total assets	48,449	41,710	37,474	33,306	32,805	13%
Unpaid losses and loss adjustment expenses	18,179	16,222	14,729	14,276	13,584	12%
Shareholders' equity	$14,695	$12,800	$11,071	$9,081	$9,504	12%
Common shares outstanding (at year end, in thousands)	13,632	13,783	13,794	13,888	13,904
Consolidated Performance Measures (3)
Book value per common share outstanding	$1,034.56	$885.72	$802.59	$653.85	$683.55	11%
5-Year CAGR in book value per common share (1)	11%	10%	8%	7%	11%
Closing stock price	$1,234.00	$1,033.30	$1,143.17	$1,038.05	$1,139.13	6%
5-Year CAGR in closing stock price (1)	6%	3%	11%	12%	21%
U.S. GAAP combined ratio	90%	98%	94%	98%	105%
Investment yield (4)	2%	2%	3%	3%	3%
Taxable equivalent total investment return (4)	9%	9%	15%	(1)%	10%
(1)    CAGR—compound annual growth rate.
(2)    In accordance with the provisions of Accounting Standards Update No. 2016-01, beginning January 1, 2018, all changes in the fair value of equity securities are recognized in net income.
(3)    These measures provide a basis for management to evaluate performance. The method we use to compute these measures may differ from the methods used by other companies. See further discussion on the calculation of these measures and management's evaluation of these measures in Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations.
(4)    See "Investing Results" under Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations for a reconciliation of investment yield to taxable equivalent total investment return, which is a non-GAAP financial measure.

10K - 3

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
•Program services - Our program services business serves as a fronting platform that provides other insurance entities access to the United States (U.S.) property and casualty insurance market.

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

By focusing on the distinctive risk characteristics of our insureds, we have been able to identify a variety of niche markets where we can add value with our specialty product offerings and alternative platforms through which we can access capital to support our customers' risks. Examples of niche insurance markets that we have targeted include liability coverage for highly specialized professionals, wind and earthquake-exposed commercial properties, equine-related risks, transaction-related risks, classic cars, credit and surety-related risks, collateral protection risks and marine, energy and environmental-related activities. Our market strategy in each of these areas of specialization is tailored to the unique nature of the loss exposure, coverage and services required by insureds. In each of our niche markets, we assign teams of experienced underwriters and claims specialists who provide a full range of insurance services.

10K - 4

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

Our reinsurance products are written globally on both a quota share and excess of loss basis. Quota share contracts require us to share the losses and expenses in an agreed proportion with the cedent. Excess of loss contracts require us to indemnify the cedent against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. Our reinsurance products may include features such as contractual provisions that require our cedent to share in a portion of losses resulting from ceded risks, may require payment of additional premium amounts or provide experience refunds if the losses we incur differ from those projected at the time of the execution of the contract or may require a reinstatement premium to restore coverage after there has been a loss occurrence.

We distinguish ourselves in the reinsurance market by the expertise of our underwriting teams, our access to global reinsurance markets, our ability to offer large capacity lines and our ability to customize reinsurance solutions to fit our cedents' needs. Additionally, as with our insurance underwriting operations, our ability to access third party capital through our ILS and program services platforms provides additional capital alternatives to support certain risks, to the extent those risks do not align with our underwriting risk tolerance. For example, effective January 2021, we discontinued writing property reinsurance business, including catastrophe-exposed property business, on a risk-bearing basis and instead, will only write such business on behalf of our ILS operations, to the extent it matches the risk profile of our third-party ILS investors, who will ultimately assume the risk. Our reinsurance product offerings include coverage for general liability, professional liability, workers' compensation and credit and surety risks, and through 2021, catastrophe-exposed property risks.

The following chart presents the composition of our underwriting operations between insurance and reinsurance based on 2021 gross premium volume of $8.5 billion, which also aligns with our two reportable underwriting segments.
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

10K - 5

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

All U.S. subsidiaries, with the exception of FCIC, are licensed, authorized, or accredited to write business in all 50 states and the District of Columbia. EIC is also authorized in Guam, Puerto Rico and the U.S. Virgin Islands. MAIC is also licensed in Puerto Rico and MIC is also licensed in Guam. FCIC is licensed in 29 states.

The following table summarizes our international insurance and reinsurance subsidiaries.

International Legal Entity	Abbreviation	Country
Markel Bermuda Limited	MBL	Bermuda
Markel Insurance SE	MISE	Germany
Markel International Insurance Company Limited	MIICL	United Kingdom
Markel Syndicate 3000	Syndicate 3000	United Kingdom

Markets

In the U.S., we write business in the excess and surplus lines (E&S) and admitted insurance and reinsurance markets. The E&S, or non-admitted, market focuses on hard-to-place risks and loss exposures that generally cannot be written in the standard market. U.S. insurance regulations generally require an E&S account to be declined by admitted carriers before an E&S company may write the business. E&S eligibility allows our insurance subsidiaries to underwrite unique loss exposures with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than coverages in the standard market. In 2020, the E&S market represented $66 billion, or 9%, of the $729 billion U.S. property and casualty industry.1 In 2020, we were the third largest E&S writer in the U.S. as measured by direct premium writings.1 Our E&S insurance operations are conducted through EIC. Our business written in the admitted market focuses on risks that, although unique and hard-to-place in the standard market, must remain with an admitted insurance company for marketing and regulatory reasons. Hard-to-place risks written in the admitted market cover insureds engaged in similar, but highly specialized, activities that require a total insurance program not otherwise available from standard insurers or insurance products that are overlooked by large admitted carriers. The admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. The majority of our admitted insurance operations are conducted through MIC, MAIC, FCIC and Essentia. Our admitted operations also include SIC, SNIC, and NSIC. Our U.S. reinsurance operations are conducted through MGRC.

We also participate in the London insurance and reinsurance market, which is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. Hard-to-place risks in the London market are generally distinguishable from standard risks due to the complexity or significant size of the risk. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. Risks written in this market are written on either a
1 Market Segment Report - U.S. Surplus Lines, A.M. Best (September 16, 2021)
10K - 6

direct basis or a subscription basis, the latter of which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's of London (Lloyd's) syndicate, often due to the high limits of insurance coverage required. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. We participate in the London insurance and reinsurance market primarily through Markel Capital Limited (Markel Capital) and MIICL. Markel Capital is the corporate capital provider for Syndicate 3000, through which our Lloyd's operations are conducted. Syndicate 3000 is managed by Markel Syndicate Management Limited. In addition to their headquarters in London, Markel Capital and MIICL have offices across the United Kingdom (U.K.), Europe, Canada, Asia and the Middle East through which we are able to offer insurance and reinsurance. The London insurance market produced approximately $86 billion of gross written premium in 2020, of which $48 billion was produced by Lloyd's syndicates.2,3 In 2020, our share of the London market was approximately 2% as measured by gross written premiums.

In Bermuda, which is known for its significant concentration of insurance and reinsurance businesses, we participate in the worldwide insurance and reinsurance markets. The Bermuda property and casualty market is a significant source of capital for the U.S. market and the leading location for cessions by U.S. insurers.4 The Bermuda market produced $77 billion of gross written premium in 2019.5 In 2019, our share of the Bermuda market was approximately 1% as measured by gross written premiums in our underwriting operations. We conduct our Bermuda underwriting operations through MBL, which is registered as a Class 4 insurer and Class C long-term insurer under the insurance laws of Bermuda.

We also write business through MISE, a regulated insurance carrier located in Munich, Germany. In anticipation of the U.K.'s exit from the European Union (E.U.), which occurred on January 31, 2020, we established MISE in 2018. From its offices in Germany, MISE transacts business in E.U. member states and throughout the European Economic Area (EEA). MISE has established branches in Ireland, the Netherlands, Spain, Switzerland, France and the U.K. In order to maintain access to E.U. business for Lloyd's syndicates, including Syndicate 3000, the Society of Lloyd's has organized an insurance company in Brussels, Belgium, which supplements, or serves as an alternative to, MISE for access to E.U. markets. For further discussion regarding the exit of the U.K. from the E.U., and its potential impacts to us, see the risk factor titled "The exit of the United Kingdom from the European Union could have a material adverse effect on us" under Item 1A Risk Factors.

While we operate in various other markets, substantially all of our gross written premiums in 2021 were written from our platforms in the United States, United Kingdom, Bermuda and Germany. In 2021, 80% of gross premium writings from our global underwriting operations were attributed to risks or cedents located in the United States. We were the 39th largest reinsurer in 2020, as measured by worldwide gross reinsurance premium writings.6

Most of our business is placed through insurance and reinsurance brokers, retail insurance agents and intermediaries, including managing general agents. Brokers and retail agents have limited quoting and binding authority. Managing general agents have broader underwriting authority. These agents are carefully selected, and agency business is controlled through regular audits and pre-approvals. Certain products and programs are marketed directly to consumers or distributed through wholesale brokers. We seek to develop and capitalize on relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. A significant volume of premium for the property and casualty insurance and reinsurance industry is produced through a small number of large insurance and reinsurance brokers. In 2021, the top three independent brokers accounted for 28% of gross premiums written in our underwriting segments. Additionally, a significant portion of the reinsurance contracts securitized through our ILS operations, for the benefit of third party investors, are placed through these three independent brokers.

Ceded Reinsurance

In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a premium. In a retrocessional reinsurance transaction, a reinsured exposure is further ceded to another reinsurer. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses, while providing us with the ability to offer policies with sufficient limits to meet policyholder needs. Our reinsurance and retrocessional reinsurance strategy includes purchasing sufficient coverage for our catastrophe-exposed policies to ensure that our net retained catastrophe risk is within our corporate tolerances. Additionally, with multiple
2 London Company Market Statistics Report, International Underwriting Association (September 2021)
3 Lloyd's Annual Report 2020
4 Offshore Reinsurance in the U.S. Market, Reinsurance Association of America (2019)
5 Bermuda Monetary Authority 2020 Annual Report
6 Market Segment Report - Global Reinsurance, A.M. Best (August 31, 2021)
10K - 7

platforms through which we are able to connect risk and capital, we may leverage our underwriting expertise to support third party capital in our ILS and program services platforms in order to most efficiently match our customer's risk with the appropriate source of capital. In those instances where we are ceding risks within our underwriting operations to one of our other insurance platforms, we earn fees and commissions in exchange for our services.

Effective January 2021, we discontinued writing property reinsurance business, including catastrophe-exposed property business, on a risk-bearing basis within our Global Reinsurance division. Instead, we will only write such business on behalf of our Nephila ILS operations, to be ceded and placed with third-party capital, to the extent it fits the ILS investors' risk profile. On other product lines for which we purchase reinsurance or retrocessional reinsurance, we have shifted from buying proportional reinsurance coverages towards excess of loss coverages in both our Insurance and Reinsurance segments and have also shifted from purchasing coverages related to specific lines of business towards enterprise-wide coverages. All of these changes allow us to retain more of our profitable business while continuing to manage volatility within our underwriting results. Net retention of gross premium volume in our underwriting segments was 84% in 2021.

Reinsurance and retrocessional treaties are generally purchased on an annual basis and are subject to renegotiation at renewal. In most circumstances, the reinsurer remains responsible for all business produced before termination. Treaties typically contain provisions concerning ceding commissions, required reports to reinsurers, responsibility for taxes, arbitration in the event of a dispute and provisions that allow us to demand that a reinsurer post letters of credit or assets as security if a reinsurer becomes an unauthorized reinsurer under applicable regulations or if its rating falls below an acceptable level.

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

Competition and Underwriting Philosophy

We compete with numerous domestic and international insurance companies and reinsurers, Lloyd's syndicates, risk retention groups, insurance buying groups, risk securitization programs, alternative capital sources, such as that provided through ILS, and alternative self-insurance mechanisms. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets, particularly companies with new or "disruptive" technologies or business models. Competition may take the form of lower prices, broader coverages, greater product flexibility, enhanced digital capabilities for distribution of insurance products, higher coverage limits, higher quality services or higher ratings by independent rating agencies. In all of our markets, we compete on the basis of overall financial strength, ratings assigned by independent rating agencies, development of specialty products to satisfy well-defined market needs and by maintaining relationships with agents, brokers and insureds who rely on our expertise. This expertise is our principal means of competing. We offer a diverse portfolio of products, each with its own distinct competitive environment, which requires us to be responsive to changes in market conditions for individual product lines. With each of our products, we seek to write business that produces consistent underwriting profits by competing with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers. More recently, we have also leveraged our underwriting capacity and expertise through relationships with start-ups and digital distribution partners through which we can develop ideas that leverage emerging technologies and modern customer acquisition strategies to create the service and experience that consumers have grown to expect and demand.

10K - 8

Few barriers exist to prevent insurers and reinsurers from entering our markets within the property and casualty industry. Market conditions, risk tolerance and capital capacity influence the degree of competition at any point in time. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable for insurers. Historically, the performance of the property and casualty insurance and reinsurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. At any given time, our portfolio of insurance products could be experiencing varying combinations of these characteristics. This cyclical market pattern can be more pronounced in the specialty insurance and reinsurance markets in which we compete than the standard insurance market.

Following several years of price decreases and the high level of natural catastrophes that occurred in 2017, we began seeing more favorable rates in 2018, particularly on our catastrophe-exposed and loss-affected business. Since 2018, we have continued to see favorable rates across most product lines, which further strengthened in 2020 and 2021 following the continued high level of natural catastrophes and significant losses attributed to the COVID-19 pandemic. In 2020 and 2021, the favorable rate environment was most prominent within our professional liability and general liability product lines, based on general market conditions, the impacts of social inflation, including increased litigation, as well as an increase in the severity of losses in these product lines. Additionally, recent increases in economic inflation, and an expectation that this trend will continue, have created more uncertainty around the ultimate losses that will be incurred to settle claims on these longer-tail product lines. These factors, as well as the current and expected impacts of the sustained low interest rate environment on net investment income, have resulted in higher rates. The primary exception to the favorable rate environment is workers' compensation, where we continue to see low single digit rate decreases given generally favorable loss experience in recent years.

By focusing on market niches where we have underwriting expertise, and leveraging capabilities offered through our multiple insurance platforms, we seek to earn consistent underwriting profits, which are a key component of our strategy. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. We believe that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. We use underwriting profit or loss as a basis for evaluating our underwriting performance. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2021, our combined ratio was 90%. See Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations for a discussion of our underwriting results.

We routinely review the pricing of our major product lines. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Over the past few years, we have increased our focus on growing our most profitable lines of business and have discontinued certain lines or programs that have not performed consistent with our expectations. This is particularly true within our Reinsurance segment, where we discontinued writing property reinsurance business, including catastrophe-exposed property business, on a risk-bearing basis in 2021, and instead, any such business written is now ceded to our ILS operations to be placed with third party capital. In more limited instances, we have taken similar actions within our Insurance segment, and we have also made changes in our ceded reinsurance programs, as previously discussed. With these changes, along with the more favorable rates we are seeing in the market, we expect less volatility in our underwriting results going forward.

Underwriting Segments

We monitor and assesses the performance of our ongoing underwriting operations on a global basis in the following two segments: Insurance and Reinsurance. See note 2 of the notes to consolidated financial statements included under Item 8 for additional segment reporting disclosures.

10K - 9

Insurance Segment

Our Insurance segment reported gross premium volume of $7.2 billion, earned premiums of $5.5 billion and an underwriting profit of $696.4 million in 2021. The following chart presents the composition of our Insurance segment by division based on 2021 gross premium volume.

Markel Specialty
Markel International
State National

The Markel Specialty division writes business on an admitted and non-admitted basis for individuals and small businesses to Fortune 1000 companies through agents and brokers in the U.S., Bermuda, the U.K. and Ireland as well as program insurance and other specialty coverages for well-defined niche markets. The Markel Specialty division is a unified platform that provides easy access to our diverse portfolio of products and capabilities. The Markel International division writes business worldwide from our London and Munich-based platforms, which include branch offices around the world. The State National division writes collateral protection insurance, which insures personal automobiles and other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies through its lender services product line on both an admitted and non-admitted basis.

The following chart displays the types of products written in our Insurance segment based on 2021 gross premium volume.

General Liability
Personal Lines
Marine and Energy
Property
Workers' Compensation
Specialty Programs
Credit and Surety
Other
Professional Liability

10K - 10

Professional liability coverages include unique solutions for highly specialized professions, including architects and engineers, lawyers, accountants, agents and brokers, service technicians and consultants. We offer claims-made healthcare liability coverage for doctors and dentists; claims-made professional liability coverage for individual healthcare providers such as therapists, pharmacists, physician assistants and nurse anesthetists; and coverages for medical facilities and other allied healthcare risks such as clinics, laboratories, pharmacies and senior living facilities. Other professional liability coverages include errors and omissions, union liability, professional indemnity, intellectual property, executive liability for financial institutions and Fortune 1000 companies, including transaction liability for mergers and acquisitions, and management liability. Additionally, we offer cyber liability products, which provide coverage for, among other things, data breach and privacy liability, data breach loss to insureds and electronic media coverage.

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

Personal lines products provide first and third party coverages for classic cars, motorcycles and a variety of personal watercraft, including vintage boats, high performance boats and yachts and recreational vehicles, such as motorcycles, snowmobiles and ATVs. Based on the seasonal nature of much of our personal lines business, we generally will experience higher claims activity during the second and third quarters of the year. Additionally, property coverages are offered for mobile homes, dwellings and homeowners that do not qualify for standard homeowner's coverage, as well as personal umbrella coverage.

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

Specialty programs business included in this segment is offered on a standalone or package basis and generally targets specialized commercial markets and various customer groups, such as amateur sports and fitness clubs. Other specialty programs business written in this segment includes general agent programs that use managing general agents to offer single source admitted and non-admitted programs for a specific industry, class or line of business, including first and third party coverages such as packaged policies for providers of leisure and recreational activities.

Credit and surety products consist primarily of trade credit and prepayment coverage and a range of bonds and guarantees that support contractual obligations, as well as other coverages for specific credit risks, markets and contingencies. Key risks covered include those of counterparty insolvency and defaults by government-owned entities. The key coverages under surety products include contractual performance and payment risks, commercial license and permit obligations and obligations related to judicial proceedings such as court and fiduciary bonds.

Other product lines within the Insurance segment include auto and collateral protection insurance.

10K - 11

Reinsurance Segment

Our Reinsurance segment product offerings are underwritten primarily by our Global Reinsurance division, which operates from platforms in the U.S., Bermuda and the U.K. Our Reinsurance segment reported gross premium volume of $1.2 billion, earned premiums of $1.0 billion and an underwriting loss of $55.2 million in 2021. The following chart displays the types of products written in our Reinsurance segment based on 2021 gross premium volume.
Our casualty treaty reinsurance programs are written on a quota share and excess of loss basis and include general liability, professional liability, transaction liability, healthcare liability and environmental impairment liability. General liability reinsurance includes umbrella and excess casualty products that are written worldwide. Our professional liability reinsurance programs are offered worldwide and consist of directors and officers liability, including publicly traded, private, and non-profit companies in both commercial and financial institution arenas; lawyers errors and omissions for small, medium and large-sized law firms; accountants errors and omissions for small and medium-sized firms; technology errors and omissions and cyber liability focusing on network security and privacy exposures. Transaction liability provides representation, warranty and indemnity coverage for mergers and acquisitions, including coverage for tax, contingent liability and specific litigation claims. Healthcare liability reinsurance products are offered in the United States and include coverage for physician, surgeon, hospital and long-term care medical malpractice writers. Environmental treaty reinsurance provides coverage for pollution legal liability, contractors pollution and professional liability exposures on both a nationwide and regional basis within the U.S.

Specialty treaty reinsurance products offered in the Reinsurance segment include structured and whole turnover credit, political risk, mortgage and contract and commercial surety reinsurance programs covering worldwide exposures, public entity reinsurance products, workers' compensation excess of loss and quota share treaties, whole account, marine and agriculture reinsurance products. Our mortgage products offer coverage for private mortgage insurers in the U.S., Australia and Europe. Our public entity reinsurance products offer customized programs for government risk pools, including counties, municipalities, schools, public housing authorities and special districts (e.g., water, sewer, parks) located in the U.S. Types of coverage for public entities include general liability, environmental impairment liability, cyber and errors and omissions. Our workers' compensation business includes standard and catastrophe-exposed workers' compensation business. Marine reinsurance products include offshore and onshore marine and energy risks on a worldwide basis, including hull, cargo and liability. Agriculture reinsurance covers multi-peril crop insurance, hail and related exposures, for risks located in the U.S. and Canada.

Property reinsurance products offered in the Reinsurance segment in 2021 were primarily comprised of our retrocessional reinsurance business, a portion of which was ceded to Lodgepine Reinsurance Limited (Lodgepine Re) effective July 1, 2021. These products provide coverage for all types of underlying exposures, including catastrophe exposures, and worldwide geographic zones. Effective January 1, 2022, we discontinued writing property retrocessional reinsurance business. Prior to 2021, we also offered property reinsurance treaty products on an excess of loss and quota share basis for catastrophe exposures worldwide. Effective January 2021, we discontinued writing property reinsurance business, including catastrophe-exposed property business, on a risk-bearing basis within our Global Reinsurance division. Instead, we will only write such business on behalf of our Nephila ILS operations, to the extent it matches the risk profile of our third-party ILS investors, who will
10K - 12

ultimately assume the risk. This business is included with our other fronting operations, which are not included in a reportable segment. Some of our property reinsurance contracts written prior to 2021 had multi-year terms, however, effective January 1, 2022, we are off-risk for substantially all property loss exposures, including catastrophe exposures, previously written within our Reinsurance segment. On the contracts that are ceded to our Nephila ILS operations, we will continue to bear underwriting risk for aggregate agreement year losses on these exposures in excess of a limit that we believe is highly unlikely to be exceeded. Historically, our catastrophe exposures were generally written on an excess of loss basis and targeted both personal and commercial lines of business providing coverage for losses from natural disasters, including hurricanes, windstorms and earthquakes. Based on the seasonal nature of hurricanes and windstorms, certain catastrophic losses are more likely to occur in the third and fourth quarters of the year.

Insurance-Linked Securities

Our insurance-linked securities operations are primarily comprised of our Nephila operations and are not included in a reportable segment. Through our insurance-linked securities operations, we offer alternative capital to the reinsurance market while providing investors with investment strategies that typically are uncorrelated with traditional asset classes. We receive management fees for investment and insurance management services provided through these operations based on the net asset value of the accounts managed, and for certain funds, incentive fees based on the annual performance of the funds managed. We also provide managing general agent services and receive commissions based on the direct written premiums of the insurance contracts placed. Total revenues from our insurance-linked securities operations for the year ended December 31, 2021 were $209.2 million, which are included in services and other revenues in our consolidated statement of income and comprehensive income.

Investment performance in the broader insurance-linked securities market has been adversely impacted by consecutive years of elevated catastrophe losses, as well as by COVID-19 in 2020. These events, as well as recent volatility in the capital markets, also have impacted investor decisions around allocation of capital to ILS, which in turn has impacted our capital raises and redemptions within the funds we manage.

Nephila

In November 2018, we completed the acquisition of all of the outstanding shares of Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Headquartered in Bermuda, Nephila serves as an insurance and investment fund manager and managing general agent that offers a broad range of investment products to investors in an asset class that is uncorrelated to both traditional and alternative investments. Nephila structures bespoke risk transfer products for insurance and reinsurance companies, government entities, banks and institutional investors, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives.

Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd's Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). Nephila also serves as a managing general agent that underwrites and administers property insurance policies and provides delegated underwriting services to providers of insurance capital, including Nephila Reinsurers. The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Corporation, and as such, these entities are not included in our consolidated financial statements. As of December 31, 2021, Nephila's net assets under management were $8.8 billion.

The Nephila Reinsurers subscribe to various reinsurance contracts based on their investors' risk profiles, including property reinsurance business previously written through our Reinsurance segment. Leveraging the strength of our underwriting platform, beginning in 2021, we now write this business on behalf of our Nephila ILS operations to the extent it fits Nephila investors' risk profile and cede substantially all of the risk to Nephila Reinsurers.

See note 16 of the notes to consolidated financial statements included under Item 8 for further details regarding transactions with entities managed through our Nephila operations.

Lodgepine and Markel CATCo

Our insurance-linked securities operations also include our run-off Lodgepine and Markel CATCo operations, the results of which are reported separately from our ongoing insurance-linked securities operations.
10K - 13

Our Lodgepine operations are conducted through Lodgepine Capital Management Limited (LCM), which serves as the insurance manager for Lodgepine Re, a Bermuda Class 3 reinsurance company, and as the investment manager for Lodgepine Fund Limited, a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Lodgepine Fund). Lodgepine Fund issued multiple classes of preference shares to investors and Lodgepine Fund is invested in preference shares of Lodgepine Re. Lodgepine Fund launched July 1, 2021 with initial investor capital of $98.9 million, which includes our initial investment of $18.9 million. Lodgepine Fund, through its preference shares held in Lodgepine Re, subscribes to a portfolio of retrocessional reinsurance property contracts written through our Reinsurance segment that were ceded to Lodgepine Re. In November 2021, these operations were placed into run-off.

Our Markel CATCo operations are conducted through Markel CATCo Investment Management Ltd. (MCIM), an ILS investment fund manager headquartered in Bermuda. MCIM serves as the insurance manager for Markel CATCo Re Ltd., a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts. In July 2019, these operations were placed into run-off. In September and October 2021, and in February 2022, terms were announced of a proposed transaction that would allow the acceleration of the return of capital to investors. For further details regarding our Markel CATCo operations and the proposed transaction, see note 19 of the notes to consolidated financial statements included under Item 8.

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

Our program services business, which is provided through our State National division, offers issuing carrier capacity to both specialty managing general agents and other producers who sell, control and administer books of insurance business that are supported by third parties that assume reinsurance risk, including Syndicate 2357 and other Nephila Reinsurers. These reinsurers are domestic and foreign insurers and institutional risk investors that want to access specific lines of U.S. property and casualty insurance business but may not have the required licenses and filings to do so.

Through our program services business, we write a wide variety of insurance products, principally including general liability, commercial liability, commercial multi-peril, property insurance and workers' compensation. Program services business written through our State National division is separately managed from our underwriting divisions, which write similar products, in order to protect our program services customers.

The following table summarizes the primary subsidiaries through which our program services business is primarily written.

Legal Entity	Abbreviation	State of Domicile
City National Insurance Company	CNIC	Texas
Independent Specialty Insurance Company	ISIC	Delaware
National Specialty Insurance Company	NSIC	Texas
State National Insurance Company, Inc.	SNIC	Texas
Superior Specialty Insurance Company	SSIC	Delaware
United Specialty Insurance Company	USIC	Delaware

All of these subsidiaries are authorized or licensed to write property and casualty insurance in all 50 states and the District of Columbia. USIC is also eligible to write business in the U.S. Virgin Islands. Many of our programs are arranged with the assistance of brokers that are seeking to provide customized insurance solutions for specialty insurance business that requires a carrier rated "A" by A.M. Best Company (Best). Our specialized business model relies on third party producers or capacity providers to provide the infrastructure associated with providing policy administration, claims handling, cash handling, underwriting, or other traditional insurance company services. We compete primarily on the basis of price, customer service, geographic coverage, financial strength ratings, licenses, reputation, business model and experience.

Total revenues attributed to our program services business for the year ended December 31, 2021 were $119.8 million. Our program services business generated $2.7 billion of gross written premium volume for the year ended December 31, 2021.

10K - 14

In our program services business, we generally enter into a 100% quota share reinsurance agreement whereby we cede to the capacity provider substantially all of our gross liability under all policies issued by and on behalf of us by the producer. The capacity provider is generally entitled to 100% of the net premiums received on policies reinsured, less the ceding fee to us, the commission paid to the producer and premium taxes on the policies. In connection with writing this business, we also enter into agency agreements with both the producer and the capacity provider whereby the producer and capacity provider are generally required to deal directly with each other to develop business structures and terms to implement and maintain the ongoing contractual relationship. In a number of cases, the producer and capacity provider for a program are part of the same organization or are otherwise affiliated. As a result of our contract design, substantially all of the underwriting risk and operational risk inherent in the arrangement is borne by the capacity provider. The capacity provider assumes and is liable for substantially all losses incurred in connection with the risks under the reinsurance agreement, including judgments and settlements. Our contracts with capacity providers do not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk if the capacity provider fails to meet its obligations under the reinsurance agreement. As a result, we remain exposed to the credit risk of capacity providers, or the risk that one of our capacity providers becomes insolvent or otherwise unable or unwilling to pay policyholder claims. We mitigate this credit risk generally by either selecting well capitalized, highly rated authorized capacity providers or requiring that the capacity provider post substantial collateral to secure the reinsured risks, which, in some instances, exceeds the related reinsurance recoverable.

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

Although we reinsure substantially all of the risks inherent in our program services business and ILS fronting arrangements, we have certain programs that contain limits on our reinsurers' obligations to us that expose us to underwriting risk, including loss ratio caps, aggregate reinsurance limits or exclusion of the credit risk of producers. Under certain programs, including programs and contracts with Nephila Reinsurers, we also bear underwriting risk for annual aggregate agreement year losses in excess of a limit that we believe is unlikely to be exceeded. See note 16 of the notes to consolidated financial statements included under Item 8 for further details regarding our programs with Nephila Reinsurers.

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

Rating agencies assign financial strength ratings (FSRs) to property and casualty insurance companies based on quantitative criteria such as profitability, leverage and liquidity, as well as qualitative assessments such as the spread of risk, the adequacy and soundness of ceded reinsurance, the quality and estimated market value of assets, the adequacy of loss reserves and surplus and the competence, experience and integrity of management.

Seventeen of our eighteen insurance subsidiaries are rated by Best. All seventeen of our insurance subsidiaries rated by Best have been assigned an FSR of "A" (excellent). Our Lloyd's syndicate is part of a group rating for the Lloyd's overall market, which has been assigned an FSR of "A" (excellent) by Best.

Nine of our eighteen insurance subsidiaries are rated by Standard & Poor's (S&P). All nine of our insurance subsidiaries rated by S&P have been assigned an FSR of "A" (strong). Our Lloyd's syndicate is part of a group rating for the Lloyd's overall market, which has been assigned an FSR of "A+" (strong) by S&P.

Five of our eighteen insurance subsidiaries are rated by Moody's Corporation (Moody's). All five insurance subsidiaries rated by Moody's have been assigned an FSR of "A2" (good).

10K - 15

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

We evaluate our investment performance by analyzing net investment income, net investment gains and the change in net unrealized investment gains on available-for-sale investments, as well as our taxable equivalent total investment return, which is a non-GAAP financial measure. In 2021, net investment income was $374.6 million, net investment gains were $2.0 billion, and the decrease in net unrealized investment gains on available-for-sale investments was $450.1 million. We focus on long-term total investment return, understanding that the level of investment gains or losses and unrealized gains or losses may vary from one period to the next. Through December 31, 2021, the five-year annual return for our investment portfolio was 8.3%. See "Investing Results" under Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations for more information about our investing results, including taxable equivalent total investment return, and Item 7A Quantitative and Qualitative Disclosures About Market Risk for more information about our investments.

Markel Ventures

Through our wholly owned subsidiary Markel Ventures, Inc. (Markel Ventures), we own controlling interests in various high-quality businesses that operate outside of the specialty insurance marketplace but have the shared goal of positively contributing to the long-term financial performance of Markel Corporation. Management views these businesses as separate and distinct from our insurance operations. Management teams for each business operate autonomously and are responsible for developing strategic initiatives, managing day-to-day operations and making investment and capital allocation decisions for their respective companies.

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

Our chief operating decision maker allocates resources to and assesses the performance of these various businesses in the aggregate as the Markel Ventures segment. This segment includes a diverse portfolio of specialized businesses from different industries that offer various types of products and services to businesses and consumers across many markets. All of our businesses in this segment are headquartered in the U.S., with subsidiaries of certain businesses located outside of the U.S. This segment encounters a variety of competitors that vary by product line, end market and geographic area. Each business within the segment has several main competitors and numerous smaller ones in most of their end markets and geographic areas. See note 2 of the notes to consolidated financial statements included under Item 8 for additional segment reporting disclosures.

During the last three years, our Markel Ventures operations have continued to expand through acquisitions of majority interests in various businesses, including Metromont LLC and Buckner HeavyLift Cranes in 2021, Lansing Building Products, LLC in 2020, and VSC Fire & Security, Inc. in 2019. See note 3 of the notes to consolidated financial statements included under Item 8 for additional details related to these acquisitions.

In 2021, our Markel Ventures operations reported revenues of $3.6 billion, operating income of $272.6 million, net income to shareholders of $174.4 million and earnings before interest, income taxes, depreciation and amortization (EBITDA) of $402.7 million. We use Markel Ventures EBITDA, which is a non-GAAP financial measure, as an operating performance measure in conjunction with revenues, operating income and net income. See "Markel Ventures" under Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations for more information on our Markel Ventures results, including EBITDA.

10K - 16

The following chart displays the types of businesses within our Markel Ventures segment based on 2021 operating revenues.

Transportation-Related Products
Equipment Manufacturing Products
Consulting Services
Other Services
Consumer and Building Products
Construction Services

Products and services offered through these types of businesses are as follows:

•Construction Services - Our construction services businesses include companies that provide distribution services for exterior building products, crane rental services and fire protection and life safety services to other businesses in the U.S. construction market. These businesses may experience revenue fluctuations over time due to the cyclical nature of supply and demand in the construction industry, which they support.
•Consumer and Building Products - Our consumer and building products businesses include companies that produce or build ornamental plants, residential homes, luxury handbags and architectural products, which are primarily sold to consumers in the U.S. retail and housing markets. Certain of these businesses experience variations in revenues throughout the year due to seasonal demand for their products.
•Transportation-Related Products - Our transportation-related products businesses include companies that manufacture and sell over-the-road car haulers, laminated oak and composite wood flooring and tube and tank trailers primarily used in the U.S. trucking industry.
•Equipment Manufacturing Products - Our equipment manufacturing products businesses include companies that manufacture and sell equipment used in commercial baking systems and food processing, as well as dredges, in both the U.S. and international markets.
•Consulting Services - Our consulting services businesses include companies that provide management and technology consulting and retail intelligence services to other businesses primarily in the U.S. market.
•Other Services - Our other services businesses include companies that provide healthcare, leasing and investment services.

Our senior management team does not manage the Markel Ventures portfolio of businesses at this level of aggregation due to the distinct characteristics of each business and the autonomy with which local management operates each business.

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

10K - 17

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
10K - 18

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

Dividends. The laws of the domicile states of our U.S. insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. See note 20 of the notes to consolidated financial statements included under Item 8.

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

Federal Regulation

The U.S. federal government and its regulatory agencies generally do not directly regulate the business of insurance. However, two federal government bodies, the Federal Insurance Office (FIO) and the Financial Stability Oversight Council (FSOC), each created under The Dodd Frank Wall Street Reform and Consumer Protection Act, may impact the regulation of insurance. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the U.S. in international insurance matters and has limited powers to preempt certain types of state insurance laws. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to the U.S. financial stability in the event of the insurer's material financial distress or failure. We have not been so designated. The U.S. federal laws that most affect our day-to-day insurance operations are: the Gramm-Leach-Bliley Act; the Fair Credit Reporting Act; the Health Insurance Portability and Accountability Act of 1996, as amended; the Terrorism Risk Insurance Act of 2002, as amended; anti-money laundering laws and regulations; the Nonadmitted and Reinsurance Reform Act of 2010, as amended; the Foreign Corrupt Practices Act, and the rules and regulations of the Office of Foreign Assets Control.

International Insurance Regulation

Overview. Our international insurance operations are subject to regulation and supervision in various jurisdictions. These regulations, which vary depending on the jurisdiction, include, among others, solvency and market conduct regulations; anti-corruption, anti-money laundering, and anti-terrorist financing guidelines, laws and regulations; various privacy, insurance, tax, tariff, trade and sanctions laws and regulations; and corporate, competition, employment, intellectual property and investment laws and regulations. Outside of the U.S., we have insurance operations domiciled in the U.K., Europe and Bermuda, which are subject to regulation in those jurisdictions. In addition, we conduct business in Canada, Asia and the Middle East, where our businesses also are supervised by local regulatory authorities.

U.K. and European Regulation. We are subject to regulation by the Prudential Regulatory Authority and Financial Conduct Authority in respect of our U.K. insurance businesses. We are also subject to regulation by the Federal Financial Supervisory Authority, better known by its abbreviation BaFin, in respect of our German insurance carrier.

10K - 19

Our U.K. and German insurance businesses are subject to both the E.U.'s General Data Protection Regulation (GDPR) and Solvency II. GDPR came into effect in May 2018, and requires businesses operating in the E.U. to comply with conditions for processing personal data. Solvency II came into effect in January 2016 and requires our U.K. and German businesses to maintain certain capital standards and publish risk-related information in the form of a Solvency and Financial Condition Report. Following the U.K.'s exit from the E.U., the U.K.'s European Union (Withdrawal) Act 2018 transposes GDPR and Solvency II into U.K. law as E.U. retained law. Furthermore, the E.U. has granted adequacy status to the U.K.'s data protection laws, valid until June 2025 with the possibility of renewal, meaning that they are deemed essentially equivalent to E.U. data protection laws.

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

10K - 20

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

At December 31, 2021, we had approximately 20,300 employees, of whom approximately 4,700 were employed within our insurance operations and approximately 15,600 were employed within our Markel Ventures operations.

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

With the Markel Style as our foundation, we have identified five pillars of focus that relate to today's challenges and opportunities—diversity and inclusion, community, innovation, well-being, and recognition. This program is both company and employee led—collectively, we want to bring the values of the Markel Style to life with our actions, not just our words. Our intent is to create an environment where employees are able to authentically bring their true selves to work, a place where all ideas are heard and diverse perspectives are valued, a culture that prioritizes innovation, the ability to make a difference for our local communities and the wider world, and a foundation for holding ourselves accountable for our own well-being and of those around us.

Employee health and overall well-being is a key priority, and we provide a range of employee and eligible partner plans and programs, including health and voluntary benefits. These offerings include a variety of financial protection programs to help our employees meet their unique investment and savings needs including life insurance, retirement savings with company contributions in most situations and an employee stock purchase plan. Comprehensive employee assistance programs are available in all of our major markets along with other well-being and fitness resources.

We rely on our employees' ideas and input to help make Markel a great place to work. For example, we conduct regular pulse surveys of employees across our insurance operations regarding their well-being and their ideas on how we can improve employee engagement. In addition, every two years we conduct a major, global employee engagement survey across our insurance operations, which most recently garnered 88% participation, and which enables us to identify, focus on and track progress against key engagement drivers and external norms for high performing companies. This survey has generated additional ideas for employee engagement; and we have made substantial changes and improvements in our human capital practices based on this feedback.

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

10K - 21

Within our insurance business, our global Diversity and Inclusion (D&I) Steering Committee comprises more than 20 senior managers from around the globe who are charged with advising on D&I strategy and providing leadership support and advocacy for our D&I efforts. We have a dedicated leader responsible for talent, diversity and inclusion, to further shape the D&I strategy for our global workforce, and to ensure the integration of our D&I efforts with our global talent acquisition and development processes. We recently introduced a regional scholarship program that is focused on underrepresented groups in the insurance industry and are in the process of a two-year diversity and inclusion training program, including micro learning on priority topics.

Our insurance operations support a range of employee-led D&I networks and resource groups that provide employee support and development, while also engaging in community outreach, including our Markel Women's Network, BEAM (Black Engagement at Markel), PRISM (LGBTQ+), Jitneys (Young Professionals), Markel Asian Professionals Network, Markel Veterans Network, sponsorship of Dive-In (the insurance industry's annual diversity and inclusion festival), and across our international operations, an Inclusion Network with connections to a number of the London market partner networks. All of these networks and organizations have put in place goals and programming that are focused on education and development, community engagement, talent acquisition and networking/support.

Markel Ventures

Our Markel Ventures operations are comprised of a diverse portfolio of businesses from different industries through which we own controlling interests. The Markel Ventures operations are viewed by management as separate and distinct from our insurance operations with local management teams that direct the strategy and day-to-day operations of their respective companies, including human capital matters. When making these acquisitions, we seek, among other things, businesses whose leadership teams demonstrate equal measures of both integrity and talent. As a result, each Markel Ventures business fosters a culture within their operations, and with their employees, that aligns with the principles of the Markel Style.

Item 1A. RISK FACTORS

A wide range of factors could materially affect our future prospects and performance. The matters addressed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, including under "Safe Harbor and Cautionary Statement" and "Critical Accounting Estimates", and Item 7A Quantitative and Qualitative Disclosures About Market Risk, as well as other information included or incorporated in this report, describe many of the significant risks that could affect our businesses, results of operations and financial condition. We are also subject to the risks discussed below.

One or more of the risks discussed in this Item 1A. Risk Factors, and others we cannot anticipate, could have material adverse effects on our results of operations and financial condition; and the extent of these effects will depend, at least in part, on the scope, severity, frequency or duration of the specific event or circumstance. In addition, we may take steps to prevent, mitigate or manage potential risks or liabilities, and related developments, and some of those steps may have a material adverse effect on our results of operations and financial condition. Even if an unfavorable outcome does not materialize, these factors, and actions we may take in response, may have a material adverse impact on our reputation or result in substantial expense and disruption.

Headings and sub-headings for the Risk Factors below are for reference purposes only and are not intended to limit or affect in any way the meaning or scope of each Risk Factor.

Risks Primarily Related to Our Insurance Operations

Loss Exposures

We may experience losses or disruptions from catastrophes. As a company with significant property and casualty insurance underwriting operations, we may experience losses from man-made or natural catastrophes. Catastrophes include, but are not limited to, windstorms, hurricanes, earthquakes, tornadoes, derechos, hail, severe winter weather and wildfires and may include pandemics and events related to terrorism, riots and political and civil unrest. While we employ catastrophe modeling tools in our underwriting process, we cannot predict how severe a potential catastrophe will be before it occurs. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Most catastrophes occur over a small geographic area; however, some catastrophes may produce significant damage in large, heavily populated areas. In addition, catastrophes may have a material adverse effect on the investment management and incentive fees earned by our insurance-linked securities (ILS) operations and returns on our
10K - 22

investments in ILS funds. Catastrophes also may result in significant disruptions in our insurance and other operations, as well as loss of income and assets. If climate change results in an increase in the frequency and/or severity of weather-related catastrophes, we may experience additional or elevated catastrophe-related losses or disruptions, which may be material.

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

The effects of emerging claim and coverage issues on our business are uncertain. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may have a material adverse effect on our business either by broadening coverage beyond our underwriting intent or by increasing the frequency and/or severity of claims. In some instances, these changes may not become apparent until after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued. For example, many states have extended the statute of limitations for certain victims of sexual abuse, resulting in a higher frequency of claims over a more extended reporting period than originally expected.

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

Loss Reserves

Our results may be affected because actual insured or reinsured losses differ from our loss reserves. Significant periods of time often elapse between the occurrence of an insured or reinsured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. This process may also become more difficult if we experience a period of rising inflation, as has been the case since early 2021.

10K - 23

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

There is generally greater variability in estimating reserves for long-tail coverages, such as general liability, professional liability and workers' compensation, as they require a longer period of time for claims to be reported and settled. The impact of changes in inflation and medical costs are also more pronounced for long-tail coverages due to the longer settlement period. In addition, reinsurance reserves are subject to greater uncertainty than insurance reserves primarily because a reinsurer relies on (i) the original underwriting decisions and claims decisions made by ceding companies and (ii) information and data from ceding companies. As a result, we are subject to the risk that our ceding companies may not have adequately evaluated the risks reinsured by us and the premiums ceded may not adequately compensate us for the risks we assume. In addition, reinsurance reserves may be less reliable than insurance reserves because there is generally a longer lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer and ultimate resolution or settlement of the loss.

Changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book could result in material increases in our estimated loss reserves for such business. Our run-off life and annuity reinsurance book exposes us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in establishing the reserves for our life and annuity reinsurance contracts. Some of our life and annuity reinsurance contracts expose us to longevity risk, which is the risk that an insured person will live longer than expected when the reserves were established, or morbidity risk, which is the risk that an insured person will become critically ill or disabled. Our reserving process for the life and annuity reinsurance book is designed with the objective of establishing appropriate reserves for the risks we assumed. Among other things, this process relies heavily on analysis of mortality, longevity and morbidity trends, lapse rates, interest rates and expenses. As of December 31, 2021, our reserves for life and annuity benefits totaled $903.0 million.

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

10K - 24

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

As of December 31, 2021, we were the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $3.7 billion, collateralizing $7.3 billion in reinsurance recoverables. The remaining unsecured reinsurance recoverables are ceded to highly-rated, well capitalized reinsurers. Our reinsurance recoverables are based on estimates, and our actual liabilities may exceed the amount we are able to recover from our reinsurers or any collateral securing the reinsurance recoverables. The failure of a reinsurer to meet its obligations to us, whether due to insolvency, dispute or other unwillingness or inability to pay, or due to our inability to access sufficient collateral to cover our liabilities, could have a material adverse effect on our results of operations and financial condition.

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

Market Competition

Competition in the insurance and reinsurance markets could reduce profits from our insurance operations. Insurance and reinsurance markets are highly competitive. We compete on an international and regional basis with major United States (U.S.), Bermuda, United Kingdom (U.K.), European, and other international insurers and reinsurers and with underwriting syndicates, some of which have greater financial, marketing, and management resources than we do, have greater access to "big data," and may be able to offer a wider range of, or more sophisticated, commercial and personal lines products. Recent industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products.

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

Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our underwriting profits, or within our program services operations, our operating profits, and have a material adverse effect on our results of operations and financial condition.

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

10K - 25

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

We depend on a few brokers for a large portion of our revenues and the loss of business provided by any one of them could have a material adverse effect on us. We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. For the year ended December 31, 2021, our top three independent brokers represented 28% of the gross premiums written by our underwriting operations. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our insurance companies and senior debt are rated by various rating agencies, and a downgrade or potential downgrade in one or more of these ratings could have a material adverse effect on us. Financial strength ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. Our senior debt ratings also affect the availability and cost of capital. Certain of our insurance and reinsurance company subsidiaries and our senior debt securities are rated by various rating agencies. Our financial strength and debt ratings are subject to periodic review, and are subject to revision or withdrawal at any time. The financial strength ratings of our insurance subsidiaries are significantly influenced by their statutory surplus amounts and leverage and capital adequacy ratios and other financial metrics. Rating agencies may implement changes to their ratings methodologies or internal models that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries must hold or restrict how the company may deploy its capital in order to maintain its current ratings. For example, for certain of our insurance subsidiaries, rating agencies may take into account in their calculations the collateral provided to us by reinsurers. A change in this practice could adversely impact our ratings. We cannot be sure that we will be able to retain our current, or any future, ratings. If our ratings are reduced from their current levels by one or more rating agencies, our competitive position in our target markets within the insurance industry could suffer and it would be more difficult for us to market our products. A ratings downgrade could result in a substantial loss of business as policyholders and ceding company clients move to other companies with higher claims-paying and financial strength ratings. In addition, a downgrade could trigger contract provisions that allow cedents to terminate their reinsurance contracts on terms disadvantageous to us or require us to collateralize our obligations through trusts or letters of credit. A ratings downgrade could also have a material adverse effect on our liquidity, including the availability of our letter of credit
10K - 26

facilities, and limit our access to capital markets, increase our cost of borrowing or issuing debt and require us to post collateral.

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

Insurance Regulation

Our insurance subsidiaries are subject to supervision and regulation that may have a material adverse effect on our operations and financial condition. Our insurance subsidiaries are subject to supervision and regulation by the regulatory authorities in the various jurisdictions in which they conduct business, including foreign and U.S. state insurance regulators. Regulatory authorities have broad regulatory, supervisory and administrative powers relating to, among other things, data protection and data privacy, solvency standards, licensing, coverage requirements, product terms and conditions, policy rates and forms, business and claims practices, disclosures to consumers, and the form and content of financial reports. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. Insurance regulatory authorities have broad authority to initiate investigations or other proceedings, and, in connection with a failure to comply with applicable laws and regulations, could impose adverse consequences, including fines, penalties, injunctions, denial or revocation of an operating license or approval, increased scrutiny or oversight, limitations on engaging in a particular business, or redress to clients. These actions also could result in negative publicity, reputational damage or harm to client, employee or other relationships. Additionally, regulatory and legislative authorities continue to implement enhanced or new regulatory requirements, in certain instances intended to prevent future financial crises or otherwise assure the stability of financial institutions. Regulatory authorities also may seek to exercise their supervisory or enforcement authority in new or more extensive ways, such as increased capital requirements. These actions, if they occur, could affect the competitive market and the way we conduct our business and manage our capital and could result in lower revenues and higher costs. As a result, such actions could have a material adverse effect on our results of operations and financial condition.

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

Risks Primarily Related to Our Investments and Access to Capital

Changes in Economic Conditions

Our investment results may be impacted by changes in interest rates, U.S. and international monetary and fiscal policies as well as broader economic conditions. We receive premiums from customers for insuring their risks. We invest
10K - 27

these funds until they are needed to pay policyholder claims. Fluctuations in the value of our investment portfolio can occur as a result of changes in interest rates and U.S. and international fiscal, monetary and trade policies as well as broader economic conditions (including, for example, equity market conditions and significant or prolonged inflation or deflation). Although we attempt to take measures to manage the risks of investing in these changing environments, we may not be able to mitigate our sensitivity to them effectively. Despite our mitigation efforts, which include duration and currency targets for asset portfolios, compliance monitoring of these targets and means to reasonably and effectively match asset duration and currency to the duration and currency of the loss reserves, changes in interest rates and U.S. and international fiscal, monetary and trade policies as well as broader economic conditions could have a material adverse effect on our investment results and, consequently, our results of operations and financial condition.

We invest a significant portion of our shareholders' equity in equity securities, which may result in significant variability in our investment results and net income and may have a material adverse effect on shareholders' equity. Additionally, our equity investment portfolio is concentrated, and declines in the value of these significant investments could have a material adverse effect on our financial results and on our ability to carry out our business plans. Equity securities were 61% and 55% of our shareholders' equity at December 31, 2021 and 2020, respectively. Equity securities have historically produced higher returns than fixed maturity securities over long periods of time; however, investing in equity securities may result in significant variability in investment returns from one period to the next. In volatile financial markets, we could experience significant declines in the fair value of our equity investment portfolio, which would result in a material decrease in net income and shareholders' equity. Our equity portfolio is concentrated in particular issuers and industries and, as a result, a decline in the fair value of these concentrated investments also could result in a material decrease in net income and shareholders' equity. A material decrease in shareholders' equity may have a material adverse effect on our ability to carry out our business plans.

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
10K - 28

contracts typically allow the cedent, upon a reduction in an insurance company's capital in excess of specified amounts, to terminate its contract on terms disadvantageous to us or to exercise other remedies that may adversely affect us. Those contract provisions may have the effect of limiting distributions by our insurance subsidiaries to us.

Risks Primarily Related to Our ILS Operations

Our ILS operations and our management of third party capital may expose us to risks. Some of our operating subsidiaries may owe certain legal duties and obligations to third party investors. A failure to fulfill any of those duties or obligations could result in significant liabilities, penalties or other losses, and harm our businesses and results of operations. In addition, third party investors may decide not to renew their investments in the funds we manage, which could materially impact the financial condition of those funds, and could, in turn, have a material adverse effect on our results of operations and financial condition. Moreover, we may not be able to maintain or raise additional third party capital for the funds we manage or for potential new funds and therefore we may forego existing or potential fee income and other income generating opportunities. For example, investment performance at Nephila, as well as the broader ILS market, has been adversely impacted by consecutive years of elevated catastrophe losses, as well as by the COVID-19 pandemic in 2020. These events, as well as volatility in the capital markets, also have impacted investor decisions around allocation of capital to ILS, which in turn have impacted, and may continue to impact, our capital raises and redemptions within the funds we manage, as well as new funds, resulting in a decline in assets under management. See "Critical Accounting Estimates - Goodwill and Intangible Assets" under Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations for discussion and considerations of these impacts on the valuation of goodwill and intangible assets attributed to our Nephila ILS operations.

Developments at our Markel CATCo operations could have a material adverse effect on us. In December 2018, the U.S. Department of Justice (DOJ), U.S. Securities and Exchange Commission (SEC) and Bermuda Monetary Authority (BMA) initiated inquiries into loss reserves recorded in late 2017 and early 2018 at Markel CATCo Re (the Markel CATCo Inquiries). In September 2021, each of the SEC and DOJ notified us that it has concluded its investigation and does not intend to take any action against MCIM. There are currently no pending requests from the BMA, and it has been over a year since the BMA has contacted the Company in relation to the Markel CATCo Inquiries. See Item 3 Legal Proceedings and note 19 of the notes to consolidated financial statements included under Item 8 for more information regarding the Markel CATCo Inquiries and other matters related to Markel CATCo.

Matters related to or arising from our Markel CATCo operations, including matters of which we are currently unaware, could result in additional claims, litigation, investigations, enforcement actions or proceedings. For example, litigation has been, and may be, filed by investors in the Markel CATCo Funds. We also could become subject to increased regulatory scrutiny, investigations or proceedings in any of the jurisdictions where we operate. If any regulatory authority takes action against us or we enter into an agreement to settle a matter, we may incur sanctions or be required to pay substantial fines or implement remedial measures that could prove costly or disruptive to our businesses and operations. An unfavorable outcome in one or more of these matters, and others we cannot anticipate, could have a material adverse effect on our results of operations and financial condition. Even if an unfavorable outcome does not materialize, these matters, and actions we may take in response, could have an adverse impact on our reputation, limit our access to capital markets and result in substantial expense and disruption.

In addition, we may take steps to mitigate potential risks or liabilities related to or arising from our Markel CATCo operations. For example, see note 19 of the notes to consolidated financial statements included under Item 8 for information regarding a proposed transaction that would allow the acceleration of a full return of remaining capital to investors in the Markel CATCo Funds, which are currently in run-off. Other steps we may take to mitigate potential risks or liabilities related to or arising from our Markel CATCo operations could have a material impact on our results of operations or financial condition.

Risks Related to All of Our Operations

Legal and Regulatory Risks

The legal and regulatory requirements applicable to our businesses are extensive. Failure to comply could have a material adverse effect on us. Each of our businesses is highly dependent on the ability to engage on a daily basis in a large number of financial and operational activities, including, among others, insurance underwriting, claim processing, investment activities, the management of third party capital and providing products and services to businesses and consumers, many of which are highly complex. These activities are subject to internal guidelines and policies, as well as legal and regulatory requirements, including, among others, those related to privacy and data security, economic and trade sanctions, anti-corruption, anti-bribery and global finance and investments and insurance matters. Our continued expansion into new
10K - 29

businesses, distribution channels and markets has brought about additional requirements. While we believe that we have adopted adequate and effective risk management and compliance programs, compliance risks remain, particularly as we become subject to additional rules and regulations. Failure to comply with, or to obtain, appropriate authorizations or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business. Any such failure could also subject us to fines, penalties, equitable relief and changes to our business practices. In addition, a failure to comply could result in defaults under our senior unsecured debt agreements or credit facilities or damage our businesses or our reputation.

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

Global Operations

We manage our global operations through a network of business entities, which could result in inconsistent management, governance and oversight practices. We manage our global operations through a network of business entities throughout the U.S., Bermuda, the U.K., Europe, Canada, Asia and the Middle East. These business entities are managed by executives, and supported by shared and centralized services, primarily at the holding company level; however, for certain of our businesses, subsidiary-level management is responsible for day-to-day operations, profitability, personnel decisions, the growth of the business, and legal and regulatory compliance, including adherence to applicable local laws. Operating through subsidiary-level management can make it difficult for us to implement strategic decisions and coordinated procedures throughout our global operations. In addition, some of our business entities operate with management, sales, and support personnel that may be insufficient to support growth in their respective locations and industries, without significant central oversight and coordination. We continue to enhance our operating, governance and oversight procedures to effectively
10K - 30

support, and improve transparency throughout, our global operations and network of business entities; however, our operating strategy nonetheless could result in inconsistent management, governance, and oversight practices, which may have a material adverse effect on our results of operations and financial condition.

We have substantial international operations and investments, which expose us to increased political, civil, operational and economic risks. A substantial portion of our revenues and income is derived from our operations and investments outside the U.S., including from the U.K., Bermuda, Europe, Canada, Asia and the Middle East. Our international operations and investments expose us to increased political, civil, operational and economic risks. Deterioration or volatility in foreign and international financial markets or general economic and political and civil conditions could adversely affect our operating results, financial condition and liquidity. Concerns about the economic conditions, capital markets, political, civil and economic stability and solvency of certain countries may contribute to global market volatility. Political and civil changes in the jurisdictions where we operate and elsewhere, some of which may be disruptive, can also interfere with our customers and our activities in a particular location. Our international operations also may be subject to a number of additional risks, particularly in emerging economies, including restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have a material adverse effect on our businesses.

General economic, market or industry conditions could lead to investment losses, adverse effects on our businesses and limit our access to the capital markets. General economic and market conditions and industry specific conditions, including extended economic recessions or expansions; prolonged periods of slow economic growth; inflation or deflation; fluctuations and volatility in foreign currency exchange rates, commodity and energy prices and interest rates; volatility in the credit and capital markets; the imposition of tariffs and other changes in international trade regulation and other factors, could lead to: substantial realized and unrealized investment losses in future periods; declines in demand for, or increased frequency and severity of claims made under, our insurance products; disruptions in global supply chains and increased costs of inputs for our products and services; reduced demand for our services and the products we sell and distribute; and limited or no access to the capital markets. Any of these impacts could have a material adverse effect on our results of operations, financial condition, debt and financial strength ratings or our insurance subsidiaries' capital. Results for many of our Markel Ventures businesses have been, and may continue to be, adversely affected by increased costs of labor and materials, including, with respect to increased materials costs, due to shortages in the availability of certain products, higher shipping costs and inflation. Our efforts to mitigate the impact of these cost increases may not be successful and, even when they are successful, there may be a time lag before the impacts of these efforts are reflected in our results.

The exit of the United Kingdom from the European Union could have a material adverse effect on us. The U.K. left the European Union (E.U.), (Brexit) on January 31, 2020. The U.K. and the E.U. now exist as separate markets, with distinct legal and regulatory regimes. While certain aspects of the relationship between the U.K. and the E.U. have been agreed, including under the Trade and Cooperation Agreement that took effect January 1, 2021, many issues related to the provision of services between the U.K. and the E.U. have not been addressed, particularly for financial services.
The U.K.'s exit from the E.U. could continue to contribute to instability in global financial markets, including foreign currency markets, and adversely affect European and worldwide economic or market conditions. Significant uncertainties remain related to the ultimate political, monetary and economic impacts of Brexit, including related tax, accounting and financial reporting implications. Brexit could also lead to legal and regulatory uncertainty and, a number, potentially large, of new and divergent national laws and regulations, including new tax rules, as the U.K. and E.U. regulatory environments evolve. These impacts, combined with the legal and regulatory uncertainty, may adversely affect our operations and also may result in increased claims arising from the impact on our policyholders.

Any of these effects of Brexit, and others we cannot anticipate, could have a material adverse effect on our results of operations and financial condition.

Acquisitions, Integration and Retention

The integration of acquired companies may not be as successful as we anticipate. We have completed, and expect to complete, acquisitions in an effort to achieve profitable growth in our underwriting and other insurance operations and to create additional value on a diversified basis in our Markel Ventures operations. Acquisitions present operational, regulatory, strategic and financial risks, as well as risks associated with liabilities arising from the previous operations of the acquired companies. We also must make decisions about the degree to which we integrate acquisitions into our existing businesses, operations and systems, and over what timeframe. Those decisions may adversely affect how successfully the acquired businesses perform, both in the short-term and in the long-term. All of these risks are magnified in the case of a large
10K - 31

acquisition. Integration of the operations and personnel of acquired companies may prove more difficult than anticipated, which may result in failure to achieve financial objectives associated with the acquisition or diversion of management attention. In addition, integration of formerly privately-held companies into the management and internal control and financial reporting systems of a publicly-held company presents additional risks. See note 3 of the notes to consolidated financial statements included under Item 8 for information about our recent acquisitions.

Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition. As of December 31, 2021, goodwill and intangible assets totaled $4.7 billion and represented 32% of shareholders' equity. We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid to acquire businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of a reporting unit could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. Such a charge could have a material adverse effect on our results of operations or financial condition. Developments that adversely affect the future cash flows or earnings of an acquired business may cause the goodwill or intangible assets recorded for it to be impaired. See "Critical Accounting Estimates - Goodwill and Intangible Assets" included under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and note 6 of the notes to consolidated financial statements included under Item 8 for information about our goodwill and intangible assets.

The loss of one or more key executives or an inability to attract and retain qualified personnel could have a material adverse effect on us. Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The temporary or permanent loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could have a material adverse effect on our ability to conduct or grow our business.

Information Technology Systems and Third-Party Systems and Service Providers

Information technology systems that we use could fail or suffer a security breach or cyber-attack, which could have a material adverse effect on us or result in the loss of regulated or sensitive information. Our businesses are dependent upon the operational effectiveness and security of our enterprise systems and those maintained by third parties. Among other things, we rely on these systems to interact with producers, insureds, customers, clients, and other third parties, to perform actuarial and other modeling functions, to underwrite business, to prepare policies and process premiums, to process claims and make claims payments, to prepare internal and external financial statements and information, as well as to engage in a wide variety of other business activities. A significant failure of our enterprise systems, or those of third parties upon which we may rely, whether because of a natural disaster, network outage or a cyber-attack on those systems, could compromise our personal, confidential and proprietary information as well as that of our customers and business partners, impede or interrupt our business operations and could result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and fines, litigation and monetary and reputational damages. Although we have implemented controls and take protective actions to reduce the risk of an enterprise failure and protect against a security breach or cyber-attack, such measures may be insufficient to prevent, or mitigate the effects of, a natural disaster, network outage or a cyber-attack on our systems that could result in liability to us, cause our data to be corrupted or stolen and cause us to commit resources, management time and money to prevent or correct those failures.

In addition, we are subject to numerous data privacy and security laws and regulations enacted in the jurisdictions in which we do business. A misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, employee or third party could damage our businesses or our reputation or result in significant monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. For example, under the European General Data Protection Regulation there are significant punishments for non-compliance which could result in a penalty of up to 4% of a firm's global annual revenue. In addition, a violation of data privacy laws and regulations could result in defaults under our outstanding indebtedness or credit facilities. Those monetary damages, penalties, regulatory or legal actions or defaults, or the damage to our businesses or reputation, could have a material adverse effect on our results of operations and financial condition. Third parties who we utilize to perform certain functions are also subject to these risks, and their failure to adhere to these laws and regulations also could damage our businesses or reputation or result in regulatory intervention, which could have a material adverse effect on our results of operations and financial condition.

Further, we routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to protect this personal, confidential and proprietary information, we may be unable to
10K - 32

do so in all cases, especially with customers, business partners and other third parties who may not have or use appropriate controls to protect confidential information.

While we maintain cyber risk insurance providing first-party and third-party coverages, that insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. A material cyber security breach could have a material adverse effect on our results of operations and financial condition.

Third-party providers may perform poorly, breach their obligations to us or expose us to enhanced risks. Certain of our business functions are performed by third-party providers, and these providers may not perform as anticipated or may fail to adhere to the obligations owed to us. For example, certain of our business units rely on relationships with a number of third-party administrators under contracts pursuant to which these third-party administrators manage and pay claims on our behalf and advise us with respect to case reserves. In these relationships, we rely on controls incorporated in the provisions of the administration agreement, as well as on the administrator's internal controls, to manage the claims process within our prescribed parameters. In addition, certain of our business units use managing general agents, general agents and other producers to write and administer business on our behalf within prescribed underwriting authorities. Although we monitor these administrators, agents, producers and other service providers on an ongoing basis, our monitoring efforts may not be adequate, or our service providers could exceed their authorities or otherwise breach obligations owed to us, which could result in operational disruption, reputational damage and regulatory intervention and otherwise have a material adverse effect on our results of operation and financial condition.

In addition, we utilize third parties to perform certain technology and business process functions and may do so increasingly in the future. If we do not effectively develop and implement our outsourcing strategy, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our use of third parties to perform certain technology and business process functions may expose us to enhanced risk related to privacy and data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third-party providers might be impacted by a wide variety of factors, including cultural differences, political and civil instability, pandemics, unanticipated or additional regulatory requirements or policies. As a result, our ability to conduct our businesses may be adversely affected.

Pandemics

Pandemics, such as COVID-19 and its variants, have had, and could have, material adverse effects on us. The COVID-19 pandemic has had, and its variants or future pandemics could have, material adverse effects on our underwriting, investment, Markel Ventures and other operations, and on our results of operations and financial condition. The effects of a pandemic, and related governmental responses, may be wide-ranging, costly, disruptive and rapidly changing. Factors that give rise, or may give rise, to those effects include, or may include, the following, as well as others that we cannot predict:
•Insured or reinsured losses from pandemic-related claims that are different, or more extensive, than we expect;
•Government actions or judicial decisions related to insurance or reinsurance coverages or rates, including, for example, requiring retroactive coverage of claims or expanding the scope of coverage;
•Disputes, lawsuits and other legal actions challenging the promptness of coverage determinations, or the coverage determinations themselves, under applicable insurance or reinsurance policies, resulting in increased claims, litigation and related expenses;
•Disruptions, delays and increased costs and risks related to having limited or no access to our facilities, workplace re-entry, employee safety concerns and reductions or interruptions of critical or essential services;
•Continually changing business conditions and compliance obligations; and
•Impacts on the cost, availability or timeliness of required raw materials, supplies or services provided by third-parties, including services provided by state, federal or foreign governments or government agencies.

In addition, a pandemic may, as has been the case with COVID-19, have the effect of triggering or intensifying many of the risks described elsewhere under this Item 1A. Risk Factors under Risks Primarily Related to Our Insurance Operations, Risks Primarily Related to Our Investments and Access to Capital, Risks Primarily Related to Our ILS Operations, and Risks Related to All of Our Operations.

10K - 33

Item 3. LEGAL PROCEEDINGS

Markel CATCo Inquiries

We previously reported that in December 2018 the U.S. Department of Justice (DOJ), U.S. Securities and Exchange Commission (SEC) and Bermuda Monetary Authority (BMA) (together, the Governmental Authorities) initiated inquiries into loss reserves recorded in late 2017 and early 2018 at our Markel CATCo operations. Those reserves are held at Markel CATCo Reinsurance Ltd., an unconsolidated subsidiary of Markel CATCo Investment Management Ltd. (MCIM), which has been in runoff since July 2019. The Markel CATCo Inquiries are limited to MCIM and its subsidiaries (together, Markel CATCo) and do not involve other Markel subsidiaries.

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

Thomas Yeransian v. Markel Corporation

In October 2010, we completed the acquisition of Aspen Holdings, Inc. (Aspen). As part of the consideration for that acquisition, Aspen shareholders received contingent value rights (CVRs). Prior to the December 31, 2017 CVR maturity date, the CVR holder representative, Thomas Yeransian, disputed our prior estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), alleging, among other things, that we are in default under the CVR agreement. The suit seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($20.8 million through December 31, 2021) and default interest (up to an additional $18.3 million through December 31, 2021, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys' fees.

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

On November 13, 2018, Mr. Yeransian filed a second suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), which also alleges that the Company is in default under the CVR agreement. The second suit seeks the same monetary damages and relief as the original suit. We filed a motion to stay this suit until the arbitration for the original suit has concluded and the CVR holders have received the final amount due under the CVR Agreement. The court granted that motion on August 6, 2019.

On June 5, 2020, Yeransian filed a third suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware). Similar to the first and second suits, the third suit alleges that the Company is in default under the CVR agreement and, in addition, has interfered with the arbitration for the CVR valuation. The third suit seeks the same monetary damages and relief as the original suit and the second suit, as well as other declaratory and non-monetary judgments and orders. We filed a motion to stay this suit, which the court granted on March 16, 2021.

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

10K - 34

The stay has been lifted on each pending suit, and the three suits have been consolidated. We have asked the court to dismiss, or grant us summary judgment on, all counts.

We believe Mr. Yeransian's suits to be without merit. We further believe that any material loss resulting from the suits to be remote.

Information About Our Executive Officers

Thomas S. Gayner
Co-Chief Executive Officer since January 2016. President and Chief Investment Officer from May 2010 to December 2015. Chief Investment Officer from January 2001 to December 2015. President, Markel-Gayner Asset Management Corporation, a subsidiary, since December 1990. Director from 1998 to 2004. Director since August 2016. Age 60.

Richard R. Whitt, III
Co-Chief Executive Officer since January 2016. President and Co-Chief Operating Officer from May 2010 to December 2015. Senior Vice President and Chief Financial Officer from May 2005 to May 2010. Director since August 2016. Age 58.

Robert C. Cox
President and Chief Operating Officer, Insurance Operations since September 2018. Executive Vice President of Chubb Ltd. (a public company) and Division Chairman of Chubb Ltd.'s North American Financial Lines from January 2016 until retirement in July 2016; Executive Vice President of Chubb & Son and Chief Operating Officer of Chubb Specialty Insurance from June 2013 to January 2016. Age 63.

Michael R. Heaton
President, Markel Ventures since January 2016; President and Chief Operating Officer, Markel Ventures, Inc., a subsidiary, since January 2016 and September 2013, respectively. Age 45.

Bradley J. Kiscaden
President and Chief Administrative Officer, Insurance Operations since September 2018. Executive Vice President and Chief Actuarial Officer from July 2012 to September 2018. Chief Actuarial Officer from March 1999 to September 2018. Age 59.

Jeremy A. Noble
Senior Vice President and Chief Financial Officer since September 2018. Senior Vice President, Finance from June 2018 to September 2018. Finance Director, Markel International from July 2015 to June 2018. Managing Director, Internal Audit from September 2011 to July 2015. Age 46.

Richard R. Grinnan
Senior Vice President, Chief Legal Officer and Secretary since February 2020. General Counsel and Secretary from June 2014 to February 2020. Assistant General Counsel from August 2012 to June 2014. Age 53.

Susan L. Davies
Chief Human Resources Officer, Markel Insurance since September 2018. Managing Executive, Human Resources from January 2018 to August 2020. Senior Director Global Organization Effectiveness and Strategy from October 2016 to January 2018. Associate Vice President Talent Management of CarMax, Inc. (a public company) from September 2015 to October 2016. Age 57.

10K - 35

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

The following graph compares the cumulative total return (based on share price) on our common stock with the cumulative total return of companies included in the Standard & Poor's (S&P) 500 Index and the Dow Jones U.S. Property & Casualty Insurance Companies Index. This information is not necessarily indicative of future results.

$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Markel Corporation
S&P 500
Dow Jones U.S. Property & Casualty Insurance

	Years Ended December 31,
	2016 (1)	2017	2018	2019	2020	2021
Markel Corporation	$100	$126	$115	$126	$114	$136
S&P 500	100	122	116	153	181	233
Dow Jones U.S. Property & Casualty Insurance	100	117	113	144	149	181
(1)$100 invested on December 31, 2016 in our common stock or the listed index. Includes reinvestment of dividends.

Common Stock and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 2, 2022 was approximately 300. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 190,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

10K - 36

Common Share Repurchases

The following table summarizes our common share repurchases for the quarter ended December 31, 2021.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2021 through October 31, 2021	19,038	$1,260.62	19,038	$95,809
November 1, 2021 through November 30, 2021	15,749	$1,289.96	15,749	$490,012
December 1, 2021 through December 31, 2021	27,746	$1,227.35	27,746	$455,958
Total	62,533	$1,253.24	62,533	$455,958
(1)    The Board of Directors approved the repurchase of up to $500 million of our common shares pursuant to a share repurchase program publicly announced on November 16, 2021 (the 2021 Program). The 2021 Program terminated and replaced a similar $300 million share repurchase program authorized in August 2019 (the 2019 Program). Under our share repurchase programs, we may repurchase outstanding common shares of our stock from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934. In February 2022, we announced that the Board of Directors approved a similar $750 million share repurchase program that terminated and replaced the 2021 Program.

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
10K - 37

Item 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis includes discussion of changes in our results of operations and financial condition from 2020 to 2021 and should be read in conjunction with the consolidated financial statements and related notes included under Item 8, Item 1 Business, Item 1A Risk Factors and "Safe Harbor and Cautionary Statement" under Item 7. The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of Markel Corporation and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation (the Company). A discussion of changes in our results of operations and financial condition from 2019 to 2020 may be found in Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 19, 2021.

Item 7 is divided into the following sections:

•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Safe Harbor and Cautionary Statement

In March 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization causing unprecedented social and economic disruption, increased volatility of capital markets and intervention by various governments and central banks around the world. Details regarding the impacts of the pandemic on our results of operations, financial condition and liquidity in 2020, and certain actions we took in response, are included in the following discussion and analysis. The most significant impacts included losses incurred in our underwriting operations, decreased demand for certain products and services within our Markel Ventures operations and volatility within our investment portfolio.

For a discussion of our significant accounting policies, as well as recently issued accounting pronouncements that we have not yet adopted and their expected effects on our consolidated financial position, results of operations and cash flows, see note 1 of the notes to consolidated financial statements included under Item 8.

10K - 38

Results of Operations

The following table presents the components of net income to shareholders, net income to common shareholders and comprehensive income to shareholders.

	Years Ended December 31,
(dollars in thousands)	2021	2020
Insurance segment profit	$696,413	$169,001
Reinsurance segment loss	(55,129)	(75,470)
Investing segment profit (1)	2,353,124	989,564
Markel Ventures segment profit (2)	272,552	254,078
Other operations (3)	(23,459)	(63,289)
Interest expense	(183,579)	(177,582)
Net foreign exchange gains (losses)	72,271	(95,853)
Income tax expense	(684,458)	(168,682)
Net income attributable to noncontrolling interests	(22,732)	(15,737)
Net income to shareholders	2,425,003	816,030
Preferred stock dividends	(36,000)	(18,400)
Net income to common shareholders	2,389,003	797,630
Other comprehensive income (loss) to shareholders	(346,759)	375,604
Comprehensive income to shareholders	$2,078,244	$1,191,634
(1)     Net investment income and net investment gains, if any, attributable to Markel Ventures are included in segment profit for Markel Ventures. All other net investment income and net investment gains are included in Investing segment profit.
(2)     Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures.
(3)     Other operations include the results attributable to our operations that are not included in a reportable segment, as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to our underwriting segments was $41.2 million and $41.9 million for the years ended December 31, 2021 and 2020, respectively; however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments.

The increase in comprehensive income to shareholders in 2021 compared to 2020 was primarily due to an increase in pre-tax net investment gains from $618.0 million in 2020 to $2.0 billion in 2021, as well as a meaningful increase in underwriting profits in 2021 compared to 2020, which included $358.3 million of pre-tax net losses and loss adjustment expenses attributed to COVID-19. Partially offsetting these increases to comprehensive income to shareholders, other comprehensive income reflected a decrease in net unrealized gains on our fixed maturity investment portfolio in 2021 compared to an increase in 2020.

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
10K - 39

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

When analyzing our combined ratio, we exclude current accident year losses and loss adjustment expenses attributed to natural catastrophes. We also exclude losses and loss adjustment expenses attributed to certain significant, infrequent loss events, for example, the COVID-19 pandemic. Due to the unique characteristics of a catastrophe loss, there is inherent variability as to the timing or loss amount, which cannot be predicted in advance. The same is true for the COVID-19 pandemic, as there are no events in recent history with similar characteristics. We believe measures that exclude the effects of catastrophe events and COVID-19 are meaningful to understand the underlying trends and variability in our underwriting results that may be obscured by these items.

When analyzing our loss ratio, we evaluate losses and loss adjustment expenses attributable to the current accident year separate from losses and loss adjustment expenses attributable to prior accident years. Prior accident year reserve development, which can either be favorable or unfavorable, represents changes in our estimates of losses and loss adjustment expenses related to loss events that occurred in prior years. We believe a discussion of current accident year loss ratios, which exclude prior accident year reserve development, is helpful since it provides more insight into estimates of current underwriting performance and excludes changes in estimates related to prior year loss reserves. We also analyze our current accident year loss ratio excluding losses and loss adjustment expenses attributable to catastrophes and, in 2020, the COVID-19 pandemic, for the reasons previously discussed. The current accident year loss ratio excluding the impact of catastrophes and significant, infrequent loss events is also commonly referred to as an attritional loss ratio within the property and casualty insurance industry.

Consolidated

	Years Ended December 31,
(dollars in thousands)	2021	2020	% Change
Gross premium volume (1)	$8,480,494	$7,154,628	19%
Net written premiums	$7,119,731	$5,932,238	20%
Earned premiums	$6,503,029	$5,612,205	16%
Underwriting profit	$628,085	$127,617	392%
Disposal loss	$109	$(41,461)	NM (2)

Underwriting Ratios (3)			Point Change
Loss ratio
Current accident year loss ratio	62.4%	72.6%	(10.2)
Prior accident years loss ratio	(7.4)%	(10.8)%	3.4
Loss ratio	55.1%	61.8%	(6.7)
Expense ratio	35.3%	36.0%	(0.7)
Combined ratio	90.3%	97.7%	(7.4)

Current accident year loss ratio catastrophe impact (4)	3.0%	3.1%	(0.1)
Current accident year loss ratio COVID-19 impact (4)	—%	6.4%	(6.4)
Prior accident years loss ratio COVID-19 impact (4)	0.2%	—%	0.2

Current accident year loss ratio, excluding COVID-19 and catastrophes	59.4%	63.1%	(3.7)
Combined ratio, excluding COVID-19 and current year catastrophes	87.1%	88.3%	(1.2)
(1)    Gross premium volume excludes $3.0 billion and $2.1 billion for the years ended December 31, 2021 and 2020, respectively, of written premiums attributable to our program services business and other fronting arrangements that were ceded.
(2)    NM - Ratio is not meaningful
(3)    Amounts may not reconcile due to rounding.
(4)    The point impact of catastrophes and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

10K - 40

Premiums

The increase in gross premium volume in our underwriting operations in 2021 was driven by new business and more favorable rates within our professional liability and general liability product lines across both of our underwriting segments. Net retention of gross premium volume for our underwriting operations was 84% in 2021 compared to 83% in 2020. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs. The increase in earned premiums in our underwriting operations in 2021 was primarily attributable to higher gross premium volume within our professional liability and general liability product lines.

Since 2018, we have seen favorable rates across most product lines, which further strengthened in 2020 and 2021 following continued high levels of natural catastrophes and significant losses attributed to the COVID-19 pandemic. In 2020 and 2021, the favorable rate environment was most prominent within our professional liability and general liability product lines, based on general market conditions, the impacts of social inflation, including increased litigation, as well as an increase in the severity of losses in these product lines. Additionally, recent increases in economic inflation, and an expectation that this trend will continue, have created more uncertainty around the ultimate losses that will be incurred to settle claims on these longer-tail product lines. These factors, as well as the current and expected impacts of the sustained low interest rate environment on net investment income, have resulted in higher rates. The primary exception to the favorable rate environment is workers' compensation, where we continue to see low single digit rate decreases given generally favorable loss experience in recent years. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Combined Ratio

In 2021, underwriting results included $195.0 million of net losses and loss adjustment expenses attributed to natural catastrophes, including Winter Storm Uri, the floods in Europe and Hurricane Ida (2021 Catastrophes), as well as $15.7 million of net losses and loss adjustment expenses resulting from an increase in our estimate of our ultimate losses and loss adjustment expenses attributed to COVID-19. The net losses and loss adjustment expenses from the 2021 Catastrophes were net of ceded losses of $221.7 million. In 2020, underwriting results included $358.3 million of net losses and loss adjustment expenses attributed to COVID-19 and $172.2 million of net losses and loss adjustment expenses from natural catastrophes, including Hurricanes Laura, Sally and Isaias, as well as the derecho in Iowa and wildfires in the western U.S. (2020 Catastrophes). The net losses and loss adjustment expenses from COVID-19 and the 2020 Catastrophes were net of ceded losses of $106.2 million and $125.7 million, respectively. Excluding losses attributed to catastrophes and COVID-19, the decrease in our consolidated combined ratio in 2021 compared to 2020 was driven by a lower current accident year loss ratio within our Insurance segment, partially offset by the impact of less favorable development on prior accident years loss reserves in 2021 compared to 2020. Higher earned premiums in 2021 compared to 2020 had a favorable impact on our expense ratio and an unfavorable impact on the prior accident years loss ratio.

The gross and net losses and loss adjustment expenses attributed to the 2021 Catastrophes as of December 31, 2021 represent our best estimates based upon information currently available. Our estimates for these losses are based on claims received to date, detailed policy and reinsurance contract level reviews, preliminary industry loss estimates and output from both industry and proprietary models, as well as analysis of our ceded reinsurance contracts. These estimates are based on various assumptions about coverage, liability and reinsurance and are subject to change. While we believe our reserves for the 2021 Catastrophes as of December 31, 2021 are adequate, we continue to closely monitor reported claims and may adjust our estimates of gross and net losses as new information becomes available.

Our losses from COVID-19 were primarily attributed to business written within our international insurance operations and were primarily associated with coverages for event cancellation and business interruption losses on policies where no specific pandemic exclusions existed. Our estimate of ultimate gross and net losses and loss adjustment expenses attributed to COVID-19 is based on assumptions about coverage, liability and ceded reinsurance contract attachment, for which significant uncertainty still exists, and represents our best estimate as of December 31, 2021 based upon information currently available. We continue to closely monitor reported claims, ceded reinsurance contract attachment, government actions, judicial decisions and changes in the levels of worldwide social disruption and economic activity arising from the pandemic and may adjust our estimates of gross and net losses as new information becomes available. Such adjustments to our reserves for COVID-19 losses and loss adjustment expenses may be material to our results of operations, financial condition and cash flows. See note 9 of the notes to consolidated financial statements included under Item 8 for further details on our estimate of ultimate gross and net losses and loss adjustment expenses attributed to COVID-19.
10K - 41

Insurance Segment

	Years Ended December 31,
(dollars in thousands)	2021	2020	% Change
Gross premium volume	$7,239,676	$6,029,024	20%
Net written premiums	$5,998,890	$4,977,662	21%
Earned premiums	$5,465,284	$4,688,448	17%
Underwriting profit	$696,413	$169,001	312%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	60.6%	71.9%	(11.3)
Prior accident years loss ratio	(9.3)%	(11.8)%	2.5
Loss ratio	51.3%	60.1%	(8.8)
Expense ratio	35.9%	36.3%	(0.4)
Combined ratio	87.3%	96.4%	(9.1)

Current accident year loss ratio catastrophe impact (2)	1.7%	2.7%	(1.0)
Current accident year loss ratio COVID-19 impact (2)	—%	6.3%	(6.3)
Prior accident years loss ratio COVID-19 impact (2)	(0.1)%	—%	(0.1)

Current accident year loss ratio, excluding COVID-19 and catastrophes	58.9%	63.0%	(4.1)
Combined ratio, excluding COVID-19 and current year catastrophes	85.6%	87.4%	(1.8)
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Insurance segment in 2021 was driven by growth across all of our product lines, most notably within our professional liability and general liability product lines, which experienced higher new business volume and benefited from more favorable rates and higher retention of renewals. Additionally, our personal lines product lines experienced significant growth in 2021, primarily attributable to the continued expansion of our classic cars business. Net retention of gross premium volume was 83% in both 2021 and 2020. The increase in earned premiums in 2021 was primarily due to the higher gross premium volume.

Combined Ratio

The Insurance segment's current accident year losses and loss adjustment expenses in 2021 included $94.7 million of net losses and loss adjustment expenses from the 2021 Catastrophes. Current accident year losses in 2020 included $296.4 million and $124.4 million of net losses and loss adjustment expenses attributed to COVID-19 and the 2020 Catastrophes, respectively. Excluding losses attributed to catastrophes and COVID-19, the decrease in the current accident year loss ratio in 2021 compared to 2020 was primarily attributable to lower attritional loss ratios within our professional liability, general liability and property product lines, primarily due to the benefit of achieving higher premium rates.

The Insurance segment's 2021 combined ratio included $506.3 million of favorable development on prior accident years loss reserves compared to $554.6 million in 2020. The decrease in favorable development was primarily due to less favorable development on our professional liability product lines in 2021 compared to 2020, partially offset by more favorable development on our property product lines in 2021 compared to 2020. Additionally, higher earned premiums in 2021 compared to 2020 had an unfavorable impact on the prior accident years loss ratio. In 2021 and 2020, favorable development was most significant on our general liability, workers' compensation, marine and energy and professional liability product lines. In 2021, we also had significant favorable development on our property product lines. See note 9 of the notes to consolidated financial statements included under Item 8 for more information on the Insurance segment's prior year loss reserve development.
10K - 42

The modest decrease in the Insurance segment's expense ratio in 2021 was primarily due to the favorable impact of higher earned premiums, partially offset by higher profit sharing expenses in 2021 compared to 2020 as a result of improved profitability.

Reinsurance Segment

	Years Ended December 31,
(dollars in thousands)	2021	2020	% Change
Gross premium volume	$1,246,143	$1,130,923	10%
Net written premiums	$1,126,167	$960,123	17%
Earned premiums	$1,042,048	$929,348	12%
Underwriting loss	$(55,238)	$(34,009)	(62)%
Disposal loss	$109	$(41,461)	NM (1)

Underwriting Ratios (2)			Point Change

Current accident year loss ratio	72.0%	75.3%	(3.3)
Prior accident years loss ratio	1.9%	(5.6)%	7.5
Loss ratio	73.9%	69.8%	4.1
Expense ratio	31.4%	33.9%	(2.5)
Combined ratio	105.3%	103.7%	1.6

Current accident year loss ratio catastrophe impact (3) (4)	9.6%	5.1%	4.5
Current accident year loss ratio COVID-19 impact (3)	—%	6.7%	(6.7)
Prior accident years loss ratio COVID-19 impact (3)	2.1%	—%	2.1

Current accident year loss ratio, excluding COVID-19 and catastrophes	62.3%	63.5%	(1.2)
Combined ratio, excluding COVID-19 and current year catastrophes	93.6%	91.9%	1.7
(1)    NM - Ratio is not meaningful
(2)    The point impact of catastrophes and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.
(3)    Amounts may not reconcile due to rounding.
(4)    The point impact of catastrophes does not include the favorable impact of assumed reinstatement premiums associated with the 2021 Catastrophes of $21.7 million for the year ended December 31, 2021. Reinstatement premiums were not significant for the year ended December 31, 2020.

Premiums

The increase in gross premium volume in our Reinsurance segment in 2021 was primarily attributable to new business and increases on renewals within our professional liability and general liability product lines, including favorable premium adjustments within our professional liability product lines, partially offset by lower gross premiums within our property product lines. The increases on renewals and favorable premium adjustments were primarily due to increased exposures arising from growth in underlying portfolios and more favorable rates. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Lower gross premiums within our property product lines in 2021 were primarily attributable to non-renewals following our decision to discontinue writing property reinsurance business on a risk-bearing basis effective January 1, 2021. We continued to have property loss exposure throughout 2021, including catastrophe exposure, on property treaties written in prior years with contract terms that extended beyond January 1, 2021 and on our retrocessional reinsurance property business, which we discontinued writing effective January 1, 2022. With few exceptions, effective January 1, 2022, we no longer have exposure to reinsurance and retrocessional reinsurance property risks within our Reinsurance segment.

10K - 43

Net retention of gross premium volume was 90% in 2021 compared to 85% in 2020. The increase in net retention was driven by changes in mix of business. Our growing professional liability and general liability product lines are fully retained while the non-renewed property business had a lower retention rate than the rest of the segment.

The increase in earned premiums in 2021 was primarily attributable to growth in gross premium volume within our general liability and professional liability product lines in recent years, partially offset by the impact of lower gross premiums within our property product lines as a result of our decision to discontinue writing property reinsurance business, as previously discussed.

Combined Ratio

The Reinsurance segment's current accident year losses and loss adjustment expenses in 2021 included $100.3 million of net losses and loss adjustment expenses attributed to the 2021 Catastrophes. Partially offsetting the impact of losses attributed to the 2021 Catastrophes was $21.7 million of favorable reinstatement premiums in 2021 attributed to these events. Current accident year losses in 2020 included $61.9 million and $47.8 million of net losses and loss adjustment expenses attributed to COVID-19 and the 2020 Catastrophes, respectively. Catastrophe losses and reinstatement premiums in 2021 were primarily attributed to our retrocessional reinsurance property business, a portion of which was ceded to Lodgepine Reinsurance Limited effective July 1, 2021, and our property reinsurance product lines, both of which we have discontinued writing on a risk-bearing basis, as previously discussed. Catastrophe losses in 2020, and a portion of our 2020 COVID-19 losses, were also attributed to our property reinsurance product lines. Excluding the impact of catastrophes and COVID-19, the decrease in the current accident year loss ratio was driven by our professional liability and general liability product lines. These product lines benefited from higher premium rates and an increase in the proportion of quota share contract structures within our portfolio, which generally have lower loss ratios than excess of loss contracts. The favorable impact of changes in these product lines on the current accident year loss ratio was partially offset by an unfavorable impact from the change in mix of business within the segment as the non-renewed property business had a lower attritional loss ratio than the rest of the segment.

The Reinsurance segment's 2021 combined ratio included $19.9 million of adverse development on prior accident years loss reserves, which was primarily attributable to our property product lines, as well as additional exposures recognized on prior accident years related to net favorable premium adjustments on our professional liability product lines. Adverse development on our property product lines was primarily attributable to an increase in reserves attributed to COVID-19, reflecting changes in our net estimates resulting from updated and new loss information from cedents. We also had net adverse development within our property product lines on natural catastrophes that occurred in recent years, however, this adverse development was largely offset by favorable development on natural catastrophes within other product lines in the Reinsurance segment. In 2021, the increase in prior years loss reserves on our property and professional liability product lines was also partially offset by favorable development on our general liability and credit and surety product lines. In 2020, the combined ratio included $51.8 million of favorable development on prior accident years loss reserves, which reflected favorable development on our property product lines, partially offset by adverse development on our public entity and professional liability product lines and additional exposures recognized on prior accident years related to net favorable premium adjustments on our professional liability product lines. See note 9 of the notes to consolidated financial statements included under Item 8 for more information on the Reinsurance segment's prior year loss reserve development.

The decrease in the Reinsurance segment's expense ratio in 2021 was primarily attributable to lower compensation and general expenses due to the discontinuation of our property reinsurance business as well as the favorable impact of higher earned premiums in 2021 compared to 2020.

Disposal Loss

Results attributable to our Reinsurance segment for the year ended December 31, 2020 included a disposal loss of $41.5 million related to the planned disposition of our reinsurance operations in Latin America, which was included in services and other expenses and was not included in the segment's underwriting loss. This disposal loss was primarily attributable to foreign currency translation adjustments for these operations, which were previously included in accumulated other comprehensive income. The transaction was completed in 2021.

10K - 44

Investing Results

Our business strategy recognizes the importance of both consistent underwriting and operating profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds. We measure investing results by our net investment income, net investment gains and the change in net unrealized gains on available-for-sale investments, as well as investment yield and taxable equivalent total investment return. Based on the potential for volatility in the financial markets, we believe investment performance is best analyzed over several years.

The following table summarizes our investment performance.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Net investment income	$374,601	$371,830	$451,888	$434,215	$405,709
Net investment gains (losses) (1)	$1,978,534	$617,979	$1,601,722	$(437,596)	$(5,303)
Change in net unrealized gains on available-for-sale investments (2)	$(450,096)	$442,089	$381,890	$(299,446)	$1,125,440

Investment Ratios
Investment yield (3)	2.0%	2.4%	3.0%	2.7%	2.6%
Taxable equivalent total investment return	8.8%	9.4%	14.6%	(1.0)%	10.2%
(1)    Effective January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-01. As a result, equity securities are no longer classified as available-for-sale with unrealized gains and losses recognized in other comprehensive income; rather, all changes in the fair value of equity securities are now recognized in net income. Prior periods have not been restated to conform to the current presentation.
(2)    The change in net unrealized gains on available-for-sale investments included an increase related to an adjustment to our life and annuity benefit reserves of $63.0 million for the year ended December 31, 2021 and a decrease related to an adjustment to our life and annuity benefit reserves of $68.2 million and $51.4 million for the years ended December 31, 2020 and 2019, respectively. See note 11 of the notes to consolidated financial statements included under Item 8 for details on our life and annuity benefit reserve adjustments.
(3)    Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The increase in net investment income in 2021 was driven by higher dividend income in 2021 and income on our equity method investments in 2021 compared to losses in 2020. This increase was partially offset by lower interest income on our short-term investments due to lower short-term interest rates in 2021 compared to 2020. Net investment income on our fixed maturity securities in 2021 was consistent with 2020, as the lower yield in 2021 was largely offset by the impact of higher average holdings of fixed maturity securities during 2021 compared to 2020. See note 4(d) of the notes to consolidated financial statements included under Item 8 for further details regarding the components of net investment income.

Net investment gains in both 2021 and 2020 were primarily attributable to an increase in the fair value of our equity securities driven by favorable market value movements. Net investment gains in 2020 reflected significant market volatility experienced during the year. The impact of significant declines in the fair value of our equity securities in the first quarter of 2020, driven by unfavorable market value movements resulting from the onset of the COVID-19 pandemic, were more than offset by increases in the fair value of our equity securities over the subsequent three quarters of 2020. See note 4(e) of the notes to consolidated financial statements included under Item 8 for further details on the components of net investment gains (losses).

The decrease in net unrealized gains on available-for-sale investments in 2021 was attributable to decreases in the fair value of our fixed maturity securities as a result of an increase in interest rates during 2021. The increase in net unrealized gains on available-for-sale investments in 2020 was attributable to increases in the fair value of our fixed maturity securities as a result of a decrease in interest rates during 2020.

Taxable equivalent total investment return is a non-GAAP financial measure. Taxable equivalent total investment return includes items that impact net income, such as coupon interest on fixed maturity securities, changes in fair value of equity securities, dividends on equity securities and realized investment gains or losses on available-for-sale securities, as well as changes in unrealized gains or losses on available-for-sale securities, which do not impact net income. Certain items that are included in net investment income have been excluded from the calculation of taxable equivalent total investment return, such as amortization and accretion of premiums and discounts on our fixed maturity portfolio, to provide a comparable basis for measuring our investment return against industry investment returns. The calculation of taxable equivalent total investment return also includes the current tax benefit associated with income on certain investments that is either taxed at a lower rate than the statutory income tax rate or is not fully included in U.S. taxable income. We believe the taxable equivalent total
10K - 45

investment return is a better reflection of the economics of our decision to invest in certain asset classes. We focus on our long-term investment return, understanding that the level of investment gains or losses may vary from one period to the next.

We believe our investment performance is best analyzed from the review of taxable equivalent total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

						Five-Year Annual Return	Ten-Year Annual Return	Twenty-Year Annual Return
	Years Ended December 31,
	2021	2020	2019	2018	2017
Equities	29.6%	15.2%	30.0%	(3.5)%	25.5%	18.6%	17.3%	11.5%
Fixed maturity securities, cash and short-term investments (1)	(0.7)%	5.7%	6.5%	1.3%	3.4%	3.2%	3.1%	4.4%
Total portfolio, before foreign currency effect	9.0%	8.6%	14.4%	(0.7)%	9.2%	8.0%	7.0%	6.3%
Total portfolio	8.8%	9.4%	14.6%	(1.0)%	10.2%	8.3%	6.8%	6.4%
(1)    Includes cash and cash equivalents and restricted cash and cash equivalents.

The following table reconciles investment yield to taxable equivalent total investment return.

	Years Ended December 31,
	2021	2020	2019	2018	2017
Investment yield (1)	2.0%	2.4%	3.0%	2.7%	2.6%
Adjustment of investment yield from amortized cost to fair value	(0.6)%	(0.5)%	(0.7)%	(0.6)%	(0.5)%
Net amortization of net premium on fixed maturity securities	0.4%	0.4%	0.4%	0.4%	0.4%
Net investment gains (losses) and change in net unrealized investment gains on available-for-sale securities (2)	5.9%	5.8%	10.3%	(3.8)%	5.9%
Taxable equivalent effect for interest and dividends (3)	0.1%	0.1%	0.2%	0.1%	0.4%
Other (4)	1.0%	1.2%	1.4%	0.2%	1.4%
Taxable equivalent total investment return	8.8%	9.4%	14.6%	(1.0)%	10.2%
(1)    Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.
(2)    Adjustment includes the impact of changes in foreign currency exchange rates beginning in 2018.
(3)    Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.
(4)    Adjustment to reflect the impact of time-weighting the inputs to the calculation of taxable equivalent total investment return and the impact of changes in foreign currency exchange rates prior to 2018.

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

During the 2021 and 2020, our Markel Ventures operations expanded through acquisitions of majority interests in three businesses. In December 2021, we acquired a controlling interest in Metromont LLC (Metromont), a precast concrete manufacturer and concrete building solutions provider for commercial projects. Due to the one month lag in consolidating the results of our Markel Ventures operations, the financial results for Metromont will be included in our consolidated statements of income and comprehensive income beginning in January 2022. In August 2021, we acquired a controlling interest in Buckner HeavyLift Cranes (Buckner), a provider of crane rental services for large commercial contractors. In April 2020, we acquired a controlling interest in Lansing Building Products, LLC, a supplier of exterior building products and materials to professional contractors throughout the U.S., which simultaneously acquired the distribution business of Harvey Building Products to enhance its geographic reach and scale (together, Lansing). See note 3 of the notes to consolidated financial statements included under Item 8 for additional details related to these acquisitions.

10K - 46

The following table summarizes the amounts recognized on the consolidated balance sheets related to Markel Ventures.

	December 31,
(dollars in thousands)	2021	2020
ASSETS
Cash and cash equivalents	$321,473	$363,532
Receivables	501,349	299,051
Goodwill	1,196,590	901,045
Intangible assets	766,179	623,120
Other assets:
Inventory	529,250	412,554
Property, plant and equipment, net	948,971	492,477
Right-of-use lease assets	393,551	368,126
Other	300,916	176,155
Total Other assets	2,172,688	1,449,312
Total Assets	$4,958,279	$3,636,060
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$320,375	$270,361
Senior long-term debt and other debt (1)	1,140,559	775,650
Other liabilities:
Lease liabilities	445,683	374,667
Other	544,718	380,190
Total Other liabilities	990,401	754,857
Total Liabilities	2,451,335	1,800,868
Redeemable noncontrolling interests	461,378	245,642
Shareholders' equity (2)	2,050,675	1,599,466
Noncontrolling interests	(5,109)	(9,916)
Total Equity	2,045,566	1,589,550
Total Liabilities and Equity	$4,958,279	$3,636,060
(1)     Debt as of December 31, 2021 and 2020 included $853.0 million and $733.0 million, respectively, of debt due to other subsidiaries of Markel Corporation, which was eliminated in consolidation.
(2)     Shareholders' equity as of December 31, 2021 and 2020 included $1.4 billion and $1.2 billion, respectively, of common stock, which represents Markel Corporation's investment in Markel Ventures, which was eliminated in consolidation.

10K - 47

The following table summarizes the amounts recognized on the consolidated statements of income related to Markel Ventures.

	Years ended December 31,
(dollars in thousands)	2021	2020	% Change
OPERATING REVENUES
Products revenues	$1,712,120	$1,439,515
Services and other revenues	1,931,696	1,355,199
Net investment income	11	245
Total Operating Revenues	3,643,827	2,794,959	30%
OPERATING EXPENSES
Products expenses	1,544,506	1,256,159
Services and other expenses	1,769,201	1,232,150
Amortization of intangible assets	57,568	52,572
Total Operating Expenses	3,371,275	2,540,881
Operating Income	272,552	254,078	7%
Net foreign exchange gains (losses)	1,119	(1,092)
Interest expense (1)	(35,031)	(46,664)
Income Before Income Taxes	238,640	206,322
Income tax expense	(43,626)	(45,815)
Net Income	195,014	160,507
Net income attributable to noncontrolling interests	(20,607)	(15,058)
Net Income to Shareholders	$174,407	$145,449	20%
EBITDA	$402,700	$366,934	10%
(1)    Interest expense for the years ended December 31, 2021 and 2020 included intercompany interest expense of $25.8 million and $32.0 million, respectively, which was eliminated in consolidation.

The increase in operating revenues in 2021 was driven by an increase of $638.9 million from our construction services businesses, primarily due to an increased contribution from Lansing and the contribution from Buckner in the fourth quarter of 2021, as well as improved pricing and increased demand in 2021 compared to 2020. Additionally, operating revenues in 2021 increased across our transportation-related and equipment manufacturing businesses, due in part to lower sales volumes at most of these businesses in 2020 as a result of the economic and social disruption caused by the COVID-19 pandemic. In 2020, following the onset of the COVID-19 pandemic, these businesses were impacted by decreased demand for their products and also saw orders and contracts postponed. Sales volumes began to recover in late 2020 before fully recovering in 2021. The increase in operating revenues in 2021 also reflected higher revenues in our consumer and building products businesses, given increased demand reflecting increases in consumer spending in 2021. These increases in operating revenues were partially offset by lower operating revenues from our healthcare businesses due to the sale of certain subsidiaries of one of these businesses in January 2021.

The benefit of increases in operating revenues to operating income, EBITDA and net income to shareholders in 2021 was reduced by increased costs of materials and labor across many of our businesses, which are reflective of current economic conditions. The higher cost of materials is due in part to a shortage in the availability of certain products, the higher cost of shipping and inflation. We try to mitigate the impact of these cost increases through a variety of actions, such as increasing the prices of our products and services, pre-purchasing materials, locking in prices in advance or utilizing alternate sources of materials. However, we may not be successful at these efforts and even when we are successful, there may be a time lag before the impacts of these changes are reflected in our margins.

10K - 48

The increase in operating income, EBITDA and net income to shareholders in 2021 was driven by higher revenues at our construction services businesses, as previously discussed. The increase was also attributable to a pre-tax transaction gain of $22.0 million, which was included in services and other expenses and recognized in connection with the sale of certain subsidiaries at one of our healthcare businesses, as previously discussed, as well as other associated changes in this business. These increases were partially offset by the impact of lower revenues and operating margins at one of our consulting services businesses in 2021 as well as a $17.2 million pre-tax increase in our estimate of the contingent consideration obligations related to better than expected financial performance of certain of our recent acquisitions.

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

The following table reconciles Markel Ventures operating income to Markel Ventures EBITDA.

	Years ended December 31,
(dollars in thousands)	2021	2020
Markel Ventures operating income	$272,552	$254,078
Depreciation expense	72,580	60,284
Amortization of intangible assets	57,568	52,572
Markel Ventures EBITDA	$402,700	$366,934

The following table summarizes the cash flows attributable to Markel Ventures.

	Years ended December 31,
(dollars in thousands)	2021	2020
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	$363,532	$256,758
Net cash provided by operating activities	187,180	357,675
Net cash used by investing activities	(585,971)	(607,641)
Net cash provided by financing activities (1) (2)	356,562	356,542
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	170	198
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(42,059)	106,774
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of year	$321,473	$363,532
(1)    Net cash provided by financing activities for the years ended December 31, 2021 and December 31, 2020 included a capital contribution from our holding company, Markel Corporation, of $250.0 million and $535.0 million, respectively, which was eliminated in consolidation.
(2)    Net cash provided by financing activities for the year ended December 31, 2021 included net additions to intercompany debt of $120.0 million, which were eliminated in consolidation. Net cash provided by financing activities for the year ended December 31, 2020 included net repayments of intercompany debt of $125.9 million, which were eliminated in consolidation.

10K - 49

Other Operations

The following table presents the components of operating revenues and operating expenses that are not included in a reportable segment.

	Years Ended December 31,
	2021			2020
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$202,019	$186,510	$38,448	$200,928	$168,118	$38,447
Program services and other fronting	125,716	20,132	20,938	104,171	20,427	20,937
Life and annuity	1,515	16,667	—	1,233	17,713	—
Other (1)	17,195	30,534	2,403	32,006	81,251	5,453
	346,445	253,843	61,789	338,338	287,509	64,837
Underwriting operations (2)			41,182			41,906
Total	$346,445	$253,843	$102,971	$338,338	$287,509	$106,743
(1)     Other includes the results of our run-off Lodgepine and Markel CATCo operations for both periods presented. For the year ended December 31, 2020, services and other expenses included a legal settlement at our Markel CATCo operations.
(2)     Amortization of intangible assets attributable to our underwriting operations is not allocated between the Insurance and Reinsurance segments.

Insurance-Linked Securities

The increase in operating revenues in our Nephila insurance-linked securities (ILS) operations in 2021 was driven by growth in our managing general agent operations, partially offset by lower investment management fees. The decrease in investment management fees was primarily due to higher management fees in 2020 attributable to releases of capital from side pocket reserves, which were more significant in 2020 than 2021, as well as lower average assets under management during 2021. Nephila's net assets under management were $8.8 billion and $9.6 billion as of December 31, 2021 and 2020, respectively.

Investment performance at Nephila, as well as the broader ILS market, has been adversely impacted by consecutive years of elevated catastrophe losses, as well as by COVID-19 in 2020. These events, as well as volatility in the capital markets, also have impacted investor decisions around allocation of capital to ILS. Such decisions have impacted, and may continue to impact, our capital raises and redemptions within the funds we manage, as well as new funds, resulting in a decline in assets under management. See "Critical Accounting Estimates - Goodwill and Intangible Assets" for discussion and considerations of these impacts on the valuation of goodwill and intangible assets attributed to our Nephila ILS operations.

In February 2022, we completed the sale of our Velocity managing general agent operations, which provide risk origination services for our Nephila fund management operations, as well as for third parties. Velocity has been a source of growth within our ILS operations since we acquired Nephila in 2018. We continue to have a minority interest in Velocity after the sale, and Velocity will continue to be a source for risk origination for our Nephila fund management operations. Estimated consideration for the portion of our interest that was sold was $180 million.

Program Services and Other Fronting

The increase in operating revenues and operating income in our program services and other fronting operations in 2021 were primarily due to higher gross premium volume at our program services operations driven by the expansion of existing programs, as well as growth from new programs. Gross written premiums in our program services operations were $2.7 billion and $2.1 billion for the years ended December 31, 2021 and 2020, respectively.

Interest Expense and Income Taxes

Interest Expense

Interest expense was $183.6 million in 2021 compared to $177.6 million in 2020. The increase in interest expense in 2021 was primarily attributable to interest expense associated with our 3.45% unsecured senior notes issued in May 2021.

10K - 50

Income Taxes

The effective tax rate was 22% in 2021 compared to 17% in 2020. The effective tax rate for 2020 differs from the effective tax rate for 2021, and the statutory rate of 21%, primarily due to a tax benefit that was recognized in 2020 for accumulated losses on certain investments we sold that were not previously deductible. See note 13 of the notes to consolidated financial statements included under Item 8 for further discussion of our income taxes.

Comprehensive Income to Shareholders and Book Value per Common Share

The following table summarizes the components of comprehensive income to shareholders.

	Years Ended December 31,
(dollars in thousands)	2021	2020
Net income to shareholders	$2,425,003	$816,030
Other comprehensive income (loss)
Change in net unrealized gains on available-for-sale investments, net of taxes	(354,938)	352,773
Other, net of taxes	8,177	22,849
Other comprehensive (income) loss attributable to noncontrolling interest	2	(18)
Other comprehensive income (loss) to shareholders	(346,759)	375,604
Comprehensive income to shareholders	$2,078,244	$1,191,634

Book value per common share increased 17% from $885.72 at December 31, 2020 to $1,034.56 as of December 31, 2021, primarily due to net income to shareholders in 2021.

Liquidity and Capital Resources

Holding Company

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our consolidated debt to capital ratio was 23% at December 31, 2021 and 21% at December 31, 2020. The increase reflects an increase in senior long-term debt and other debt, primarily attributable to senior notes issued in May 2021.

In May 2021, we issued $600 million of 3.45% unsecured senior notes due May 2052 with net proceeds of $591.4 million, before expenses. See note 12 of the notes to consolidated financial statements included under Item 8 for further information regarding our May 2021 senior notes offering.

Our holding company had $5.3 billion and $4.1 billion of investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) at December 31, 2021 and December 31, 2020, respectively. The increase in holding company invested assets was primarily due to dividends received from our subsidiaries, net proceeds from our May 2021 senior notes offering and an increase in the fair value of equity securities, partially offset by cash used in connection with the acquisition of Metromont and to repurchase outstanding shares of our common stock. The following table presents the composition of our holding company's invested assets.

	December 31,
	2021	2020
Fixed maturity securities	4%	7%
Equity securities	53%	45%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	43%	48%
Total	100%	100%

After satisfying our interest and principal obligations on our senior long-term debt and notes payable to subsidiaries, as well as any other holding company obligations, excess liquidity at Markel Corporation is available to, among other things, allocate capital to our existing businesses, complete acquisitions, build our portfolio of equity securities or repurchase shares of our common stock.

10K - 51

In February 2022, our Board of Directors approved a new share repurchase program that replaced the previous share repurchase program. The program provides for the repurchase of up to $750 million of common stock and has no expiration date but may be terminated by the Board of Directors at any time.

Our underwriting operations collect premiums and pay claims, reinsurance costs and operating expenses. Premiums collected from our underwriting operations are invested primarily in short-term investments and fixed maturity securities. Short-term investments held by our insurance subsidiaries provide liquidity for projected claims, reinsurance costs and operating expenses. Fixed maturity securities are held by our insurance subsidiaries to support our loss reserves and the eventual payment of claims, and therefore have maturities that generally match the duration of the underlying net loss reserves. As a holding company, Markel Corporation receives cash from its subsidiaries as reimbursement for operating and other administrative expenses it incurs. The reimbursements are made within the guidelines of various management agreements between the holding company and its subsidiaries.

The holding company relies on dividends from its subsidiaries to meet debt service obligations and pay dividends on our preferred stock. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. There are also regulatory restrictions on the amount of dividends that certain of our foreign subsidiaries may pay based on applicable laws in their respective jurisdictions. At December 31, 2021, our domestic insurance subsidiaries and Markel Bermuda Limited could pay ordinary dividends of $1.3 billion during the following twelve months under these laws.

We maintain a revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases and for other working capital and general corporate purposes. At our discretion, up to $200 million of the total capacity may be used for letters of credit. We may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and satisfying certain other terms and conditions. This facility expires in April 2024. See note 12 of the notes to consolidated financial statements included under Item 8 for further discussion of our revolving credit facility. As of December 31, 2021 and 2020, there were no borrowings outstanding on our revolving credit facility.

We were in compliance with all covenants contained in our revolving credit facility at December 31, 2021. To the extent that we are not in compliance with our covenants, our access to the revolving credit facility could be restricted. While we believe this to be unlikely, the inability to access the revolving credit facility could adversely affect our liquidity.

We have access to various capital sources, including dividends from certain of our subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility and access to the debt and equity capital markets. We believe we have adequate liquidity to meet our capital and operating needs, including that which may be required to support the operating needs of our subsidiaries. However, the availability of these sources of capital and the availability and terms of future financings will depend on a variety of factors. See the "Access to Capital" risk factors under Item 1A Risk Factors for more discussion regarding our access to capital sources.

Cash Flows and Invested Assets

Net cash provided by operating activities was $2.3 billion in 2021 compared to $1.7 billion in 2020. The increase in net cash flows from operating activities for the year ended December 31, 2021 was primarily due to higher net premium collections, partially offset by higher claims settlement activity, as a result of continued growth in premium volume within our Insurance segment.

Net cash used by investing activities was $2.9 billion in 2021 compared to $511.7 million in 2020. In 2021, net cash used by investing activities included purchases of fixed maturity securities, net of maturities and sales, of $2.5 billion. Net cash used by investing activities in 2021 also included $510.9 million of net cash used for the acquisitions of Buckner and Metromont. In 2020, net cash used by investing activities included $829.5 million of net purchases of short-term investments and $550.8 million of net cash used for the acquisition of Lansing. Net cash used by investing activities in 2020 was net of $1.2 billion of proceeds from sales of equity securities, net of purchases equity securities.

In 2020, given the dislocation in the financial markets and related uncertainty around the global credit markets resulting from the onset of the COVID-19 pandemic, we increased our allocation to cash and short-term investments by retaining cash proceeds from maturities of fixed maturity securities, pausing our purchases of equity securities and, in some instances, selling certain equity securities based on our views of the underlying fundamentals of these positions and where pricing was deemed appropriate. In 2021, as global markets stabilized, we reallocated cash to purchase fixed maturity securities, to support our growing underwriting business, as well as equity securities. Cash flow from investing activities is also affected by various
10K - 52

other factors, such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Invested assets were $28.3 billion at December 31, 2021 compared to $24.9 billion at December 31, 2020, reflecting an increase of 14% in 2021 attributable to cash flows from operations of $2.3 billion and increases in the fair value of our equity securities, driven by favorable market value movements. The following table presents the composition of our invested assets.

	December 31,
	2021	2020
Fixed maturity securities	44%	43%
Equity securities	32%	28%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	24%	29%
Total	100%	100%

The change in the composition of the investment portfolio from December 31, 2020 to December 31, 2021 was primarily driven by increases in the fair value of our equity portfolio, cash flows from operating activities and net purchases of fixed maturity securities, as previously discussed.

Net cash provided by financing activities was $369.8 million in 2021, which included net proceeds of $591.4 million from our May 2021 senior notes offering, as previously discussed. Net cash provided by financing activities was $434.6 million in 2020, which included net proceeds of $591.9 million from our May 2020 preferred shares offering. We paid dividends of $36.0 million and $18.4 million on our preferred shares during 2021 and 2020, respectively. Cash of $206.5 million and $26.8 million was used to repurchase shares of our common stock during 2021 and 2020, respectively. In March 2020, following the onset of the COVID-19 pandemic, we suspended repurchases of our common shares, but subsequently recommenced our share repurchase program in February 2021.

Cash Obligations and Commitments

As of December 31, 2021, our primary cash obligations were unpaid losses and loss adjustment expenses, senior long-term debt and other debt and related interest expense, life and annuity benefits and lease liabilities. These cash obligations, as presented in the following table, represent our estimate of total future cash payments and may differ from the corresponding liabilities on our consolidated balance sheet due to present value discounts and other adjustments required for presentation in accordance with U.S. GAAP. The following table summarizes our estimated contractual cash obligations at December 31, 2021 and the estimated amount expected to be paid in 2022.

(dollars in thousands)	Total cash obligations as of December 31, 2021	Cash obligations due in less than 1 year
Unpaid losses and loss adjustment expenses (1)	$18,236,370	$4,125,494
Senior long-term debt and other debt (2)	$4,407,971	$499,043
Interest payments on senior long-term debt and other debt (3)	$3,558,176	$177,308
Life and annuity benefits (4)	$1,127,977	$66,565
Lease liabilities (5)	$673,653	$103,358
(1)    The actual cash payments for settled claims will vary, possibly significantly, from these estimates. As of December 31, 2021, the average duration of our reserves for unpaid losses and loss adjustment expenses was 3.8 years. See note 9 of the notes to consolidated financial statements included under Item 8 for further details on our loss reserve estimates.
(2)    See note 12 of the notes to consolidated financial statements included under Item 8 for further details on the scheduled maturity of principal payments on our senior long-term debt and other debt.
(3)    Interest expense is accrued in the period incurred and therefore, only a portion of the future interest payments presented in this table represent a liability on our consolidated balance sheet as of December 31, 2021.
(4)    There is inherent uncertainty in the process of estimating the timing of payments for life and annuity benefits and actual cash payments for settled contracts could vary significantly from these estimates. We expect $818.4 million of our cash obligation for life and annuity benefits to be paid beyond five years. See note 11 of the notes to consolidated financial statements included under Item 8 for further details on our estimates for life and annuity benefit reserves.
(5)    See note 7 of the notes to consolidated financial statements included under Item 8 for further details on our lease obligations and the expected timing of future payments.

10K - 53

In September and October 2021, and February 2022, terms were announced of a proposed transaction that would allow the acceleration of a full return of remaining capital to our Markel CATCo investors. Under the terms of the proposed transaction, we would provide cash funding that is not expected to exceed $175 million and estimated tail risk cover of $145 million. We would also make $120 million in estimated cash payments to or for the benefit of investors. See note 19 of the notes to consolidated financial statements included under Item 8 for further details about the proposed transaction.

Restricted Assets and Capital

At December 31, 2021, we had $4.9 billion of invested assets held in trust or on deposit for the benefit of policyholders or ceding companies or to support underwriting activities. Additionally, we have pledged investments and cash and cash equivalents totaling $410.2 million at December 31, 2021 as security for letters of credit that have been issued by various banks on our behalf. These invested assets and the related liabilities are included in our consolidated balance sheet. See note 4(f) of the notes to consolidated financial statements included under Item 8 for further discussion of restrictions over our invested assets.

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC's requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. Capital adequacy of our foreign insurance subsidiaries is regulated by applicable laws of the United Kingdom, Bermuda and other jurisdictions, including Germany. At December 31, 2021, the capital and surplus of each of our insurance subsidiaries significantly exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements.

Critical Accounting Estimates

Critical accounting estimates are those estimates that both are important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities. These estimates, by necessity, are based on assumptions about numerous factors. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. Our accounts with accounting policies that involve critical accounting estimates are unpaid losses and loss adjustment expenses and goodwill and intangible assets.

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheets included estimated unpaid losses and loss adjustment expenses of $18.2 billion and reinsurance recoverables on unpaid losses of $6.9 billion at December 31, 2021 compared to $16.2 billion and $5.7 billion, respectively, at December 31, 2020. Included in these balances were unpaid losses and loss adjustment expenses and reinsurance recoverables on unpaid losses attributable to our program services business and other fronting arrangements totaling $4.2 billion for the year ended December 31, 2021 and $3.3 billion for the year ended December 31, 2020. Our consolidated balance sheets do not include reserves for losses and loss adjustment expenses attributed to unconsolidated subsidiaries or affiliates that we manage through our insurance-linked securities operations.

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

There is normally a time lag between when a loss event occurs and when it is actually reported to us. The actuarial methods that we use to estimate losses have been designed to address the lag in loss reporting as well as the delay in obtaining
10K - 54

information that would allow us to more accurately estimate future payments. There is also often a time lag between cedents establishing case reserves and re-estimating their reserves, and notifying us of the new or revised case reserves. As a result, the reporting lag is more pronounced in our reinsurance contracts than in our insurance contracts due to the reliance on ceding companies to report their claims and, in some instances, loss estimates to us. On reinsurance transactions, the reporting lag will generally be 60 to 90 days after the end of a reporting period, but can be longer in some cases. Based on the experience of our actuaries and management, we select loss development factors and trending techniques to mitigate the difficulties caused by reporting lags. At least annually, we evaluate and update our loss development and trending factor selections using cedent specific and industry data.

U.S. GAAP requires that IBNR reserves be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and loss adjustment expenses and case reserves from estimated ultimate losses and loss adjustment expenses. IBNR reserves were 67% of total unpaid losses and loss adjustment expenses at December 31, 2021 compared to 66% at December 31, 2020.

The following table summarizes case reserves and IBNR reserves. The amounts in the following table exclude the unamortized portion of any fair value adjustments for unpaid losses and loss adjustment expenses assumed in conjunction with an acquisition and any adjustments to discount reserves.

(dollars in thousands)	Insurance	Reinsurance	Other underwriting	Program Services and other fronting		Consolidated
December 31, 2021
Case reserves	$3,093,576	$1,334,444	$53,317	$1,485,857		$5,967,194
IBNR reserves	6,951,347	2,369,313	218,039	2,730,477		12,269,176
Total	$10,044,923	$3,703,757	$271,356	$4,216,334	(1)	$18,236,370
December 31, 2020
Case reserves	$2,917,179	$1,386,976	$51,591	$1,155,540		$5,511,286
IBNR reserves	6,311,344	2,101,169	224,499	2,130,821		10,767,833
Total	$9,228,523	$3,488,145	$276,090	$3,286,361	(1)	$16,279,119
(1)    Substantially all of the premium written in our program services and other fronting business is ceded, resulting in reinsurance recoverables on unpaid losses of $4.2 billion and $3.3 billion as of December 31, 2021 and 2020, respectively.

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

Program Services

For our program services business, case reserves are generally established based on reports received from the general agents or reinsurers with whom we do business. Our actuaries review the case loss reserve data received for sufficiency, consistency with historical data and for consistency with other programs we write that have similar characteristics. IBNR reserves are calculated using either our program experience or, where the program data is not credible, industry experience for similar products or lines of business. Substantially all of the premium written in our program services business is ceded, and net reserves for unpaid losses and loss adjustment expenses as of December 31, 2021 and December 31, 2020 were $11.6 million and $8.3 million, respectively.

10K - 55

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

Our liabilities for unpaid losses and loss adjustment expenses can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, accident and health, automobile, watercraft and marine hull exposures, for which losses are usually known and paid shortly after the loss actually occurs. Long-tail business describes lines of business for which specific losses may not be known and reported for some time and losses take much longer to emerge. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty and volatility in these lines than in short-tail lines of business. Our long-tail coverages consist of most casualty lines, including professional liability, directors' and officers' liability, products liability, general and excess liability and excess and umbrella exposures, as well as workers' compensation insurance. Some factors that contribute to the uncertainty and volatility of long-tail casualty programs, and thus require a significant degree of judgment in the reserving process, include the inherent uncertainty as to the length of reporting and payment development patterns, the possibility of judicial interpretations or legislative changes, including changes in workers' compensation benefit laws, that might impact future loss experience relative to prior loss experience and the potential lack of comparability of the underlying data used in performing loss reserve analyses.

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

In establishing our liabilities for unpaid losses and loss adjustment expenses, our actuaries estimate an ultimate loss ratio, by accident year or policy year, for each of our product lines with input from our underwriting and claims personnel. For product lines in which loss reserves are established on a policy year basis, we have developed a methodology to convert from policy year to accident year for financial reporting purposes. In estimating an ultimate loss ratio for a particular line of business, our actuaries may use one or more actuarial reserving methods and select from these a single point estimate. To varying degrees, these methods include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market and economic conditions, policy forms and exposures. The actuarial methods we use include:

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

10K - 56

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

Other Methods – We cannot estimate losses from widespread catastrophic events, such as hurricanes and earthquakes, as well as pandemics, using the traditional actuarial methods previously described. In the initial months after a catastrophic event occurs, our actuaries estimate losses and loss adjustment expenses based on claims received to date, detailed policy and reinsurance contract level reviews, industry loss estimates and output from both industry and proprietary models, as well as analysis of our ceded reinsurance contracts. The availability of data from these procedures varies depending on the timing of the event relative to the point at which we develop our estimate. We also consider loss experience on historical events that may have similar characteristics to the underlying event. Due to the inherent uncertainty in estimating such losses, these estimates are subject to variability, which increases with the severity and complexity of the underlying event. As additional claims are reported and paid, and industry loss estimates are revised, we incorporate this new information into our analysis and adjust our estimate of ultimate losses and loss adjustment expenses as appropriate.

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

Loss reserves are established at management's best estimate, which is developed using the actuarially calculated point estimate as the starting point. The actuarial point estimate represents our actuaries' estimate of the most likely amount that will ultimately be paid to settle the losses that have occurred at a particular point in time; however, there is inherent uncertainty in the point estimate as it is the expected value in a range of possible reserve estimates. In some cases, actuarial analyses, which are based on statistical analysis, cannot fully incorporate all of the subjective factors that affect development of losses. In other cases, management's perspective of these more subjective factors may differ from the actuarial perspective. Subjective factors influencing the development of management's best estimate include: the credibility and timeliness of claims and loss information received from cedents and other third parties, economic and social inflation, judicial decisions, changes in law, changes in underwriting or claims handling practices, general economic conditions, the risk of moral hazard and other current and developing trends within the insurance and reinsurance markets, including the effects of competition.

10K - 57

In developing its best estimate of loss reserves, management's philosophy is to establish loss reserves that are more likely to be redundant rather than deficient, and therefore, will ultimately prove to be adequate. Management's approach to establishing loss reserves typically results in loss reserves that exceed the calculated actuarial point estimate. Management also considers the range, or variability, of reasonably possible losses determined by our actuaries when establishing its best estimate for loss reserves. The actuarial ranges represent our actuaries' estimate of a likely lowest amount and likely highest amount that will ultimately be paid to settle the losses that have occurred at particular point in time. The range determinations are based on estimates and actuarial judgements and are intended to encompass reasonably likely changes in one or more of the factors that were used to determine the point estimates. Using statistical models, our actuaries establish high and low ends of a range of reasonable reserve estimates for each of our underwriting segments. Additionally, following an acquisition of insurance operations, acquired reserves initially are recorded at fair value, and therefore our recorded loss reserves may be closer to the actuarial point estimate until we build total loss reserves that are consistent with our historic level of confidence. Management's best estimate of net reserves for unpaid losses and loss adjustment expenses exceeded the actuarially calculated point estimate by $638.3 million, or 6.0%, at December 31, 2021, compared to $587.4 million, or 5.9%, at December 31, 2020.

The difference between management's best estimate and the actuarially calculated point estimate in both 2021 and 2020 is primarily associated with our long-tail business due to the subjective factors previously described that affect the development of losses. Certain subjective factors, particularly the credibility and timeliness of claims information, are more pronounced within our reinsurance operations, as previously discussed, and therefore, the percentage difference between management's best estimate and the actuarially calculated point estimate is more significant in our Reinsurance segment than our Insurance segment. Management has attributed less credibility than our actuaries to favorable trends experienced on our long-tail business and has not incorporated these favorable trends into its best estimate of ultimate losses to the same extent as the actuaries.

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

Our underwriting results in 2021 included $479.8 million of favorable development on prior years loss reserves compared to $606.4 million in 2020. In connection with our quarterly reviews of loss reserves, the actuarial methods we used have exhibited a favorable trend on prior accident years during 2021. This trend was observed using statistical analysis of actual loss experience for prior years, particularly with regard to most of our long-tail books of business within the Insurance segment. Additionally, as loss reserves are recorded at management's best estimate, which is generally higher than the corresponding actuarially calculated point estimate, the initial reserves established by management are more likely to be redundant than deficient. As actual losses continue to be lower than anticipated, it has become more likely that the underwriting results will prove to be better than originally estimated. Additionally, as most actuarial methods rely upon historical reporting patterns, the favorable trends experienced on earlier accident years have resulted in a re-estimation of our ultimate incurred losses on more recent accident years. When we experience loss frequency or loss severity trends that are more favorable than we initially anticipated, we often evaluate the loss experience over a period of several years in order to assess the relative credibility of loss development trends. In both 2021 and 2020, based upon our evaluations of claims development patterns in our long-tail, and often volatile, lines of business, our actuaries reduced their estimates of ultimate losses. Management also gave greater credibility to the favorable trends experienced on earlier accident years and upon incorporating these favorable trends into its best estimate, we reduced prior years loss reserves on more recent accident years accordingly. While we believe it is likely that there will be additional favorable development on prior years loss reserves in 2022, we caution readers not to place undue reliance on this favorable trend.

Changes in prior years loss reserves, including the trends and factors that impacted loss reserve development in 2021 and 2020, as well as further details regarding the historical development of reserves for losses and loss adjustment expenses and changes in methodologies and assumptions used to calculate reserves for unpaid losses and loss adjustment expense are discussed in further detail in note 9 of the notes to consolidated financial statements included under Item 8.

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates at December 31, 2021. As described in note 9 of the notes to consolidated financial statements included under Item 8, unpaid losses and loss adjustment expenses attributable to acquisitions are recorded at fair value as of the acquisition date, which generally consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. The net loss reserves presented in this table represent our
10K - 58

estimated future payments for losses and loss adjustment expenses, whereas the reserves for unpaid losses and loss adjustment expenses included on the consolidated balance sheet include the unamortized portion of fair value adjustments recorded in conjunction with an acquisition.

(dollars in millions)	Net Loss Reserves Held	Low End of Actuarial Range(1)	High End of Actuarial Range(1)
Insurance	$7,858.0	$6,763.1	$8,573.6
Reinsurance	3,283.1	2,600.1	3,733.9
Other underwriting	148.6	121.7	208.6
(1)    Due to the actuarial methods used to determine the separate ranges for each component of our business, it is not appropriate to aggregate the high or low ends of the separate ranges to determine the high and low ends of the actuarial range on a consolidated basis.

Undue reliance should not be placed on these ranges of estimates as they are only one of many points of reference used by management to determine its best estimate of ultimate losses. Further, actuarial ranges may not be a true reflection of the potential variability between loss reserves estimated at the balance sheet date and the ultimate cost of settling claims. Similar to the development of our estimate of ultimate losses, actuarial ranges are developed based on known events as of the valuation date, while ultimate paid losses are subject to events and circumstances that are unknown as of the valuation date.

During the years ended December 31, 2021 and 2020, we experienced favorable development on prior years loss reserves of 5% and 6%, respectively, of beginning of year net loss reserves. It is difficult for management to predict the duration and magnitude of an existing trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development. Within our general liability and professional liability product lines, the level of favorable development on prior years loss reserves in 2021 was impacted by broader conditions impacting these product lines, including the effects of social inflation, including increased litigation, as well as an increase in the severity of losses in certain of these product lines in 2021. While overall loss severity continues to be lower than our previous estimates, management has given less credibility to the favorable trend based on this recent experience. Additionally, recent increases in economic inflation, and an expectation that this trend will continue, have created more uncertainty around the ultimate losses that will be incurred to settle claims on these longer-tail product lines. In assessing the likelihood of whether the favorable trends previously discussed will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years loss reserves during 2022 would range from favorable development of 2%, or $200 million, to favorable development of 7%, or $750 million, of December 31, 2021 net loss reserves.

Goodwill and Intangible Assets

Our consolidated balance sheet as of December 31, 2021 included goodwill and intangible assets of $4.7 billion as follows:

	December 31, 2021
(dollars in millions)	Underwriting	Markel Ventures	Other (1)	Total
Goodwill	$897.4	$1,196.6	$805.1	$2,899.1
Intangible assets	401.3	766.2	655.0	1,822.5
Total	$1,298.7	$1,962.8	$1,460.1	$4,721.6
(1)    Amounts included in Other reflect our operations that are not included in a reportable segment, including our insurance-linked securities operations and our program services operations.

Goodwill and intangible assets are recorded as a result of business acquisitions. Goodwill represents the excess of the amount paid to acquire a business over the net fair value of assets acquired and liabilities assumed at the date of acquisition. Indefinite-lived and other intangible assets are recorded at fair value as of the acquisition date. The determination of the fair value of certain assets acquired, including goodwill and intangible assets, and liabilities assumed involves significant judgment and the use of valuation models and other estimates, which require assumptions that are inherently subjective. During the years ended December 31, 2021 and 2020, we recorded $497.7 million and $497.1 million, respectively, of goodwill and intangible assets in connection with acquisitions.

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
10K - 59

test, which is used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This assessment serves as a basis for determining whether it is necessary to perform a quantitative impairment test.

We completed our annual tests for impairment as of October 1, 2021 based upon results of operations through September 30, 2021. We elected to perform a qualitative assessment for all of our reporting units, with the exception of our Nephila reporting unit, for which we performed a quantitative assessment.

When performing our qualitative assessments, we considered macroeconomic factors such as industry conditions and market conditions. We also considered reporting unit-specific events, actual financial performance versus expectations and management's future business expectations, as well as the amount by which the fair value of the reporting unit exceeded its carrying value at the date of the last quantitative assessment. As part of our qualitative assessment of recently acquired reporting units with material goodwill, we considered the fact that the businesses had been acquired in orderly transactions between market participants, and our purchase price represented fair value at acquisition. For recent acquisitions for which we elected to perform a qualitative assessment, there were no events since acquisition that had a significant adverse impact on the fair value of these reporting units through the assessment date. Based on the results of our qualitative assessments, we believe it is more likely than not that the fair value of each of these reporting units exceeded its respective carrying amount as of the assessment date and December 31, 2021 and none of these reporting units are at risk of a material impairment of goodwill. We considered similar factors to determine if there were any indicators requiring an assessment of the recoverability of our definite lived intangible assets and concluded there were not. However, deterioration of market conditions related to the general economy or the specific industries in which we operate, a sustained trend of weaker than anticipated financial performance within a reporting unit beyond that which we considered or included in our assessments, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact the impairment analysis and may result in future goodwill or intangible asset impairment charges.

We performed a quantitative assessment for our Nephila reporting unit, which is the primary component of our Nephila operations. We acquired our Nephila operations in late 2018 at which time they were recorded at fair value. At December 31, 2021, the carrying value of our Nephila reporting unit included goodwill of $413.2 million. The Nephila reporting unit serves as an insurance and investment fund manager that offers a broad range of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives. Nephila receives management fees for these services based on the net asset value of the accounts managed and, for certain funds, incentive fees based on the annual performance of the funds managed. This reporting unit also includes our Velocity managing general agent operations, through which it underwrites and administers property insurance policies and provides delegated underwriting services to providers of insurance capital, including capital provided through the funds it manages, as well as third-party capital.

We estimated the fair value of our Nephila reporting unit primarily using an income approach based on a discounted cash flow model. The cash flow projections used in the discounted cash flow model included management's best estimate of future growth and margins. The discount rates used to determine the fair value estimates were developed based on a capital asset pricing model using market-based inputs as well as an assessment of the inherent risk in projected future cash flows. Given the limited time since acquisition, the carrying value of this reporting unit continues to closely approximate fair value, making our impairment assessment more sensitive to changes in assumptions used to calculate fair value. Since acquiring this business, investment performance in the broader ILS market has been adversely impacted by consecutive years of elevated catastrophe losses and COVID-19 in 2020. These events, as well as recent volatility in the capital markets, also have impacted investor decisions around allocation of capital to ILS, which in turn has impacted our assumptions for capital raises and redemptions within the funds we manage. Our cash flow assumptions reflect management's best estimate of the reporting unit's future cash flows, based on information currently available, however, these assumptions are inherently uncertain, require a high degree of estimation and judgment and are subject to change depending on the outcome of future events. As of the assessment date, the estimated fair value of the Nephila reporting unit exceeded its carrying amount.

In conjunction with the planned disposition of our Velocity managing general agent operations, we reassessed the retained portion of the Nephila reporting unit for impairment as of December 31, 2021 based on its allocated goodwill and associated cash flows. As of December 31, 2021, the estimated fair value of the retained portion of the Nephila reporting unit also exceeded its carrying amount. However, changes to certain assumptions or an increase in the market-based weighted average cost of capital could have an adverse impact on the estimated fair value, which could result in an impairment of goodwill.

See the risk factor titled "Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition" within Item 1A Risk Factors for further discussion of risks associated with our goodwill and intangible assets.

10K - 60

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
•the frequency and severity of man-made and natural catastrophes (including earthquakes, wildfires and weather-related catastrophes) may exceed expectations, are unpredictable and, in the case of wildfires and weather-related catastrophes, may be exacerbated if, as many forecast, changing conditions in the climate, oceans and atmosphere result in increased hurricane, flood, drought or other adverse weather-related activity;
•we offer insurance and reinsurance coverage against terrorist acts in connection with some of our programs, and in other instances we are legally required to offer terrorism insurance; in both circumstances, we actively manage our exposure, but if there is a covered terrorist attack, we could sustain material losses;
•emerging claim and coverage issues, changing industry practices and evolving legal, judicial, social and other environmental trends or conditions, can increase the scope of coverage, the frequency and severity of claims and the period over which claims may be reported; these factors, as well as uncertainties in the loss estimation process, can adversely impact the adequacy of our loss reserves and our allowance for reinsurance recoverables;
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
10K - 61

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
•the significant volatility, uncertainty and disruption caused by health epidemics and pandemics, including the COVID-19 pandemic and its variants, as well as governmental, legislative, judicial or regulatory actions or developments in response thereto;
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
•third-party providers may perform poorly, breach their obligations to us or expose us to enhanced risks;
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
10K - 62

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

10K - 63

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

At December 31, 2021, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of volatility. At December 31, 2021, our ten largest equity holdings represented $3.9 billion, or 43%, of the equity portfolio. Investments in the property and casualty insurance industry represented $1.3 billion, or 15%, of our equity portfolio at December 31, 2021 and included a $962.4 million investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. We have investment guidelines that set limits on the equity holdings of our insurance subsidiaries.

The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in market prices as of December 31, 2021 and 2020. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Estimated Hypothetical Percentage Increase (Decrease) in Shareholders' Equity
As of December 31, 2021
Equity securities	$9,024	35% increase	$12,182	17.0%
		35% decrease	5,866	(17.0)
As of December 31, 2020
Equity securities	$6,994	35% increase	$9,442	15.1%
		35% decrease	4,546	(15.1)

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments.

10K - 64

The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality government, municipal and corporate bonds that generally match the duration and currency of our loss reserves. The fixed maturity portfolio, including short-term investments and cash and cash equivalents, has an average duration of 3.1 years and an average rating of "AAA." See note 4(c) of the notes to consolidated financial statements included under Item 8 for details regarding contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

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

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2021 and 2020. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturity Securities	Shareholders' Equity
Fixed Maturity Securities
As of December 31, 2021
Total fixed maturity securities	$12,587	200 bp decrease	$13,841	10.0%	6.7%
		100 bp decrease	13,189	4.8	3.2
		100 bp increase	12,022	(4.5)	(3.0)
		200 bp increase	11,490	(8.7)	(5.9)
As of December 31, 2020
Total fixed maturity securities	$10,682	200 bp decrease	$11,938	11.8%	7.8%
		100 bp decrease	11,277	5.6	3.7
		100 bp increase	10,128	(5.2)	(3.4)
		200 bp increase	9,597	(10.2)	(6.7)
Liabilities (1)
As of December 31, 2021
Borrowings	$5,017	200 bp decrease	$6,500
		100 bp decrease	5,678
		100 bp increase	4,478
		200 bp increase	4,036
As of December 31, 2020
Borrowings	$4,367	200 bp decrease	$5,727
		100 bp decrease	4,975
		100 bp increase	3,872
		200 bp increase	3,464
(1)    Changes in estimated fair value have no impact on shareholders' equity.

10K - 65

Foreign Currency Exchange Rate Risk

We have foreign currency exchange rate risk associated with certain of our assets and liabilities related to certain of our foreign operations. We manage this risk primarily by matching assets and liabilities denominated in each foreign currency that are subject to foreign exchange rate risk as closely as possible. To assist with this matching, we periodically purchase foreign currency forward contracts and we purchase or sell foreign currencies in the open market. Realized and unrealized gains and losses on our forward contracts are recorded in earnings. Our forward contracts generally have maturities of three months. At December 31, 2021 and 2020, substantially all of our foreign currency denominated assets and liabilities that are subject to foreign currency exchange rate risk were either matched or hedged.

At December 31, 2021 and 2020, 90% and 88%, respectively, of our invested assets were denominated in United States (U.S.) Dollars. At December 31, 2021 and 2020, 86% and 85%, respectively, of our reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were denominated in U.S. Dollars. At those dates, the largest foreign currency denominated balances within both our invested assets and reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were the Euro and British Pound Sterling.

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

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about foreign countries that experience financial difficulties during periods of adverse economic conditions. We monitor developments in foreign countries, currencies and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes and the widening of credit spreads. We believe that our fixed maturity portfolio is highly diversified and comprised of high quality securities.

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

Reinsurance Recoverables

We have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our ceded reinsurance agreements. We monitor changes in the financial condition of each of our reinsurers, and we assess our concentration of credit risk on a regular basis. While we believe our net reinsurance recoverable balances are collectible, deterioration in reinsurers' ability to pay, or collection disputes, could adversely affect our operating cash flows, financial position and results of operations. See note 10 of the notes to consolidated financial statements included under Item 8 for additional details about our reinsurance recoverables and exposures.

10K - 66

Underwriting

Within our underwriting operations, our reinsurance recoverables balance for the ten largest reinsurers was $1.9 billion at December 31, 2021, representing 63% of the $3.0 billion total reinsurance recoverables, before considering allowances for credit losses. All of our ten largest reinsurers within our underwriting operations were rated "A" or better by A.M. Best Company (Best). We were the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $514.5 million at December 31, 2021, collateralizing reinsurance recoverable balances due from these ten reinsurers.

Within our underwriting operations, we attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. To participate in our reinsurance program, prospective companies generally must: (i) maintain a Best or Standard & Poor's rating of "A" (excellent) or better; (ii) maintain minimum capital and surplus of $750 million and (iii) provide collateral for recoverables in excess of an individually established amount. In addition, certain foreign reinsurers for our U.S. insurance operations must provide collateral equal to 100% of recoverables, with the exception of reinsurers who have been granted certified or authorized status by an insurance company's state of domicile. Our credit exposure to Lloyd's of London syndicates is managed through individual and aggregate exposure thresholds.

Program Services

Within our program services business, our reinsurance recoverables balance for the ten largest reinsurers was $2.8 billion at December 31, 2021, representing 68% of the $4.2 billion total reinsurance recoverables, before considering allowances for credit losses. We were the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $2.1 billion at December 31, 2021, collateralizing reinsurance recoverable balances due from these ten reinsurers, and $2.9 billion for our total reinsurance recoverables balance. Four of our ten largest reinsurers were rated "A" or better by Best. For each of the remaining six reinsurers, as of December 31, 2021, our reinsurance recoverable was fully collateralized, and for five of these reinsurers, collateral held exceeded the related reinsurance recoverable.

Within our program services business, we mitigate credit risk by either selecting well capitalized, highly rated authorized reinsurers or requiring that the reinsurer post substantial collateral to secure the reinsured risks, which, in some instances, exceeds the related reinsurance recoverable. For reinsurers with a credit rating of lower than "A" we employ a stringent collateral monitoring program, under which the majority of the reinsurance recoverable balances are fully collateralized. These collateral requirements are regularly monitored by a credit committee within our program services operations.

10K - 67

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Markel Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

As described in Note 9, the Company has recorded a liability for unpaid losses and loss adjustment expenses (loss reserves) of $18.2 billion as of December 31, 2021. Of this amount, $14.0 billion represents loss reserves for the Company's underwriting operations. The Company's actuaries use established actuarial methods and past development patterns to estimate ultimate losses to be paid. For its underwriting operations, loss reserves are established at the Company's best estimates, which incorporate the actuarial point estimates and are adjusted for certain subjective factors.

10K - 68

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

The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals, as appropriate, we evaluated the design and tested the operating effectiveness of internal controls over the Company's loss reserving process for its underwriting operations. This included controls over key assumptions and the determination of loss reserves. We also involved actuarial professionals with specialized skills and knowledge, who assisted in:

•assessing the Company's actuarial methodologies by comparing to generally accepted actuarial methodologies and evaluating the weighting of the methods based on common industry practice
•developing independent actuarial estimates for certain product lines with long-tail loss reporting and payment patterns using the Company's underlying historical claims and policy data, as well as industry loss reporting and payment data for workers' compensation lines
•for certain product lines comprised of those with smaller balances or shorter tail loss reporting and payment patterns, assessing the Company's assumptions about future claims reporting and payments for consistency with historical loss development and payment patterns
•developing an independent range of consolidated loss reserves based on actuarial methods and assumptions, comparing those results to the Company's recorded reserves and evaluating the movement of the Company's recorded reserve within our range.

/s/ KPMG LLP

We have served as the Company's auditor since 1980.

Richmond, Virginia
February 18, 2022

10K - 69

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(dollars in thousands)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $12,061,467 in 2021 and $9,655,261 in 2020)	$12,587,305	$10,681,734
Equity securities (cost of $2,867,899 in 2021 and $2,732,998 in 2020)	9,023,927	6,994,110
Short-term investments, available-for-sale (estimated fair value approximates cost)	1,799,988	2,034,099
Total Investments	23,411,220	19,709,943
Cash and cash equivalents	3,978,490	4,341,736
Restricted cash and cash equivalents	902,457	874,913
Receivables	2,413,938	1,930,211
Reinsurance recoverables	7,293,555	5,989,337
Deferred policy acquisition costs	765,915	630,794
Prepaid reinsurance premiums	1,798,571	1,451,858
Goodwill	2,899,140	2,604,624
Intangible assets	1,822,486	1,782,718
Other assets	3,163,094	2,393,920
Total Assets	$48,448,866	$41,710,054
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$18,178,894	$16,222,376
Life and annuity benefits	902,980	1,069,986
Unearned premiums	5,383,619	4,433,245
Payables to insurance and reinsurance companies	616,665	493,470
Senior long-term debt and other debt (estimated fair value of $5,017,000 in 2021 and $4,367,000 in 2020)	4,361,266	3,484,023
Other liabilities	3,826,156	2,946,631
Total Liabilities	33,269,580	28,649,731
Redeemable noncontrolling interests	461,378	245,642
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,441,079	3,428,340
Retained earnings	10,424,461	8,195,182
Accumulated other comprehensive income	237,617	584,376
Total Shareholders' Equity	14,695,048	12,799,789
Noncontrolling interests	22,860	14,892
Total Equity	14,717,908	12,814,681
Total Liabilities and Equity	$48,448,866	$41,710,054
See accompanying notes to consolidated financial statements.

10K - 70

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020	2019
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$6,503,029	$5,612,205	$5,049,793
Net investment income	374,601	371,830	451,888
Net investment gains	1,978,534	617,979	1,601,722
Products revenues	1,712,120	1,439,515	1,609,586
Services and other revenues	2,278,141	1,693,537	813,202
Total Operating Revenues	12,846,425	9,735,066	9,526,191
OPERATING EXPENSES
Losses and loss adjustment expenses	3,581,205	3,466,961	2,891,190
Underwriting, acquisition and insurance expenses	2,293,739	2,017,627	1,878,093
Products expenses	1,544,506	1,256,159	1,455,245
Services and other expenses	2,022,935	1,561,120	675,679
Amortization of intangible assets	160,539	159,315	148,638
Total Operating Expenses	9,602,924	8,461,182	7,048,845
Operating Income	3,243,501	1,273,884	2,477,346
Interest expense	(183,579)	(177,582)	(171,687)
Net foreign exchange gains (losses)	72,271	(95,853)	(2,265)
Loss on early extinguishment of debt	—	—	(17,586)
Income Before Income Taxes	3,132,193	1,000,449	2,285,808
Income tax expense	(684,458)	(168,682)	(486,346)
Net Income	2,447,735	831,767	1,799,462
Net income attributable to noncontrolling interests	(22,732)	(15,737)	(8,996)
Net Income to Shareholders	2,425,003	816,030	1,790,466
Preferred stock dividends	(36,000)	(18,400)	—
Net Income to Common Shareholders	$2,389,003	$797,630	$1,790,466

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$(348,315)	$356,159	$299,125
Reclassification adjustments for net gains included in net income	(6,623)	(3,386)	(1,148)
Change in net unrealized gains on available-for-sale investments, net of taxes	(354,938)	352,773	297,977
Change in foreign currency translation adjustments, net of taxes	(213)	29,847	382
Change in net actuarial pension loss, net of taxes	8,390	(6,998)	5,042
Total Other Comprehensive Income (Loss)	(346,761)	375,622	303,401
Comprehensive Income	2,100,974	1,207,389	2,102,863
Comprehensive income attributable to noncontrolling interests	(22,730)	(15,755)	(8,975)
Comprehensive Income to Shareholders	$2,078,244	$1,191,634	$2,093,888

NET INCOME PER COMMON SHARE
Basic	$176.92	$55.67	$129.25
Diluted	$176.51	$55.63	$129.07
See accompanying notes to consolidated financial statements.
10K - 71

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2018	$—	$3,392,993	$5,782,310	$(94,650)	$9,080,653	$19,649	$9,100,302	$174,062
Net income (loss)			1,790,466	—	1,790,466	(7,820)	1,782,646	16,816
Other comprehensive income (loss)			—	303,422	303,422	—	303,422	(21)
Comprehensive Income (Loss)					2,093,888	(7,820)	2,086,068	16,795
Repurchase of common stock	—	—	(116,307)	—	(116,307)	—	(116,307)	—
Restricted stock awards expensed	—	16,000	—	—	16,000	—	16,000	—
Adjustment to Nephila purchase price allocation	—	—	—	—	—	(8,250)	(8,250)	—
Adjustment of redeemable noncontrolling interests	—	—	1,105	—	1,105	—	1,105	(1,105)
Purchase of noncontrolling interest	—	(4,219)	—	—	(4,219)	—	(4,219)	(4,542)
Other	—	145	(398)	—	(253)	3,970	3,717	(7,648)
December 31, 2019	—	3,404,919	7,457,176	208,772	11,070,867	7,549	11,078,416	177,562
Cumulative effect of adoption of ASC 326, Financial Instruments—Credit Losses			(3,827)	—	(3,827)	—	(3,827)	—
January 1, 2020	—	3,404,919	7,453,349	208,772	11,067,040	7,549	11,074,589	177,562
Net income			816,030	—	816,030	3,226	819,256	12,511
Other comprehensive income			—	375,604	375,604	—	375,604	18
Comprehensive Income					1,191,634	3,226	1,194,860	12,529
Issuance of preferred stock	591,891	—	—	—	591,891	—	591,891	—
Repurchase of common stock	—	—	(26,832)	—	(26,832)	—	(26,832)	—
Preferred stock dividends	—	—	(18,400)	—	(18,400)	—	(18,400)	—
Restricted stock awards expensed	—	29,779	—	—	29,779	—	29,779	—
Acquisition of Lansing	—	—	—	—	—	—	—	43,566
Adjustment of redeemable noncontrolling interests	—	—	(28,705)	—	(28,705)	—	(28,705)	28,705
Purchase of noncontrolling interest	—	(6,131)	—	—	(6,131)	—	(6,131)	(7,029)
Other	—	(227)	(260)	—	(487)	4,117	3,630	(9,691)
December 31, 2020	591,891	3,428,340	8,195,182	584,376	12,799,789	14,892	12,814,681	245,642
Net income			2,425,003	—	2,425,003	7,257	2,432,260	15,475
Other comprehensive loss			—	(346,759)	(346,759)	—	(346,759)	(2)
Comprehensive Income					2,078,244	7,257	2,085,501	15,473
Repurchase of common stock	—	—	(206,518)	—	(206,518)	—	(206,518)	—
Preferred stock dividends	—	—	(36,000)	—	(36,000)	—	(36,000)	—
Restricted stock awards expensed	—	30,916	—	—	30,916	—	30,916	—
Acquisition of Buckner	—	—	—	—	—	—	—	26,438
Acquisition of Metromont	—	—	—	—	—	—	—	269,908
Adjustment of redeemable noncontrolling interests	—	—	46,874	—	46,874	—	46,874	(46,874)
Purchase of noncontrolling interest	—	(18,779)	—	—	(18,779)	—	(18,779)	(38,214)
Other	—	602	(80)	—	522	711	1,233	(10,995)
December 31, 2021	$591,891	$3,441,079	$10,424,461	$237,617	$14,695,048	$22,860	$14,717,908	$461,378
See accompanying notes to consolidated financial statements.
10K - 72

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$2,447,735	$831,767	$1,799,462
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense (benefit)	453,905	(2,733)	323,385
Depreciation and amortization	336,393	307,069	269,239
Net investment gains	(1,978,534)	(617,979)	(1,601,722)
Net foreign exchange losses (gains)	(72,271)	95,853	2,265
Increase in receivables	(372,491)	(28,174)	(103,982)
Increase in reinsurance recoverables	(1,312,258)	(549,654)	(209,971)
Increase in deferred policy acquisition costs	(139,609)	(61,569)	(93,015)
Increase in prepaid reinsurance premiums	(347,982)	(34,480)	(84,835)
Increase in unpaid losses and loss adjustment expenses	2,042,486	1,383,430	436,234
Decrease in life and annuity benefits	(54,591)	(44,651)	(52,159)
Increase in unearned premiums	970,246	354,679	438,951
Increase in payables to insurance and reinsurance companies	131,559	76,586	65,460
Increase (decrease) in income taxes payable	24,582	(70,277)	36,938
Other	144,897	97,720	47,870
Net Cash Provided By Operating Activities	2,274,067	1,737,587	1,274,120
INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities and equity securities	224,720	1,580,288	353,918
Proceeds from maturities, calls and prepayments of fixed maturity securities	683,961	642,135	772,336
Cost of fixed maturity securities and equity securities purchased	(3,420,759)	(1,322,218)	(955,970)
Net change in short-term investments	228,955	(829,457)	(95,867)
Cost of equity method investments	(41,860)	(5,066)	(257,663)
Additions to property and equipment	(145,249)	(101,301)	(123,376)
Acquisitions, net of cash acquired	(517,439)	(554,127)	(245,332)
Other	49,869	77,998	16,795
Net Cash Used By Investing Activities	(2,937,802)	(511,748)	(535,159)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	1,198,505	223,183	1,645,182
Repayment of senior long-term debt and other debt	(486,730)	(275,996)	(1,103,674)
Premiums and fees related to early extinguishment of debt	—	—	(27,073)
Repurchases of common stock	(206,518)	(26,832)	(116,307)
Issuance of preferred stock, net	—	591,891	—
Dividends paid on preferred stock	(36,000)	(18,400)	—
Other	(99,490)	(59,290)	(38,811)
Net Cash Provided By Financing Activities	369,767	434,556	359,317
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(41,734)	55,901	5,643
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(335,702)	1,716,296	1,103,921
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	5,216,649	3,500,353	2,396,432
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF YEAR	$4,880,947	$5,216,649	$3,500,353
See accompanying notes to consolidated financial statements.
10K - 73

MARKEL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Corporation is a diverse financial holding company serving a variety of niche markets. Markel Corporation's principal business markets and underwrites specialty insurance products. Through its wholly owned subsidiary, Markel Ventures, Inc. (Markel Ventures), Markel Corporation also owns controlling interests in various businesses that operate outside of the specialty insurance marketplace. See note 2 for details regarding reportable segments.

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

b) Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Management periodically reviews its estimates and assumptions. Quarterly reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses and contingencies. Estimates and assumptions for goodwill and intangible assets are reviewed in conjunction with an acquisition, and goodwill and indefinite-lived intangible assets are reassessed at least annually for impairment. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

c) Investments. Available-for-sale investments and equity securities are recorded at estimated fair value. Unrealized gains and losses on available-for-sale investments, net of income taxes, are included in other comprehensive income. Unrealized gains and losses on equity securities, net of income taxes, are included in net income as net investment gains. The Company completes a detailed analysis each quarter to assess declines in the fair value of its available-for-sale investments. Any impairment losses on the Company's available-for-sale investments are recorded as an allowance, subject to reversal.

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

The Company's other investments are primarily comprised of investments accounted for under the equity method of accounting, which initially are recorded at cost within other assets on the consolidated balance sheets and subsequently increased or decreased by the Company's proportionate share of the net income or loss of the investee and other transactions impacting the investee's equity. The Company records its proportionate share of net income or loss of the investee in net investment income. The Company records its proportionate share of other comprehensive income or loss of the investee as a component of other comprehensive income. Dividends or other equity distributions in excess of the Company's cumulative equity in earnings of the investee are recorded as a reduction of the investment. The Company reviews equity method investments for impairment when events or circumstances indicate that a decline in the fair value of the investment below its carrying value is other-than-temporary.
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
10K - 74

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

The Company monitors credit risk associated with receivables, taking into consideration the fact that in certain instances in the Company's insurance operations credit risk may be reduced by the Company's right to offset loss obligations or unearned premiums against premiums receivable. An allowance is established for credit losses expected to be incurred over the life of the receivable, which is recorded net of this allowance. The allowance is charged to net income in the period the receivable is recorded and revised in subsequent periods to reflect changes in the Company's estimate of expected credit losses. As of December 31, 2021 and 2020, the allowance for credit losses associated with the Company's receivables was not material to the consolidated financial statements.

g) Reinsurance Recoverables. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from individual reinsurers. To further reduce credit exposure on reinsurance recoverables, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements. An allowance is established for credit losses expected to be incurred over the life of the reinsurance recoverable, which is recorded net of this allowance. The allowance is charged to net income in the period the recoverable is recorded and revised in subsequent periods to reflect changes in the Company's estimate of expected credit losses. As of December 31, 2021 and 2020, the allowance for credit losses associated with the Company's reinsurance recoverables was not material to the consolidated financial statements.

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

j) Property and Equipment. Property and equipment is maintained primarily by certain of the Company's Markel Ventures businesses and is stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net of accumulated depreciation, was $1.1 billion and $632.0 million as of December 31, 2021 and 2020, respectively, and is included in other assets on the Company's consolidated balance sheets.

k) Leases. The present value of future lease payments for the Company's leases with terms greater than 12 months is included on the consolidated balance sheets as lease liabilities and right-of-use lease assets.

10K - 75

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

The lease liability, which represents the Company's contractual obligation to make lease payments, is calculated based on the present value of expected lease payments over the remaining lease term, discounted using the Company's collateralized incremental borrowing rate at the lease commencement date. The lease liability is then adjusted for any prepaid rent, lease incentives received or capitalized initial direct costs to determine the lease asset, which represents the Company's right to use the underlying asset for the lease term. Lease liabilities and lease assets are included in other liabilities and other assets, respectively, on the Company's consolidated balance sheets.

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

l) Inventories. Inventories are maintained at certain of the Company's Markel Ventures businesses and consist primarily of raw materials, work-in-process and finished goods. Inventories are generally valued using the first-in-first-out method and stated at the lower of cost or net realizable value. Inventories were $529.3 million and $412.6 million as of December 31, 2021 and 2020, respectively, and are included in other assets on the Company's consolidated balance sheets.

m) Redeemable Noncontrolling Interests. The Company owns controlling interests in various companies through its Markel Ventures operations. In some cases, the Company has the option to acquire the remaining equity interests, and the remaining equity interests have the option to sell their interests to the Company, in the future. The redemption value of the remaining equity interests is generally based on the respective company's earnings in specified periods preceding the redemption date. The redeemable noncontrolling interests are currently redeemable or become redeemable between 2022 and 2032.

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
10K - 76

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

Assumed reinsurance premiums are recorded at the inception of each contract based upon contract terms and information received from cedents and brokers and are earned on a pro rata basis over the coverage period, or for multi-year contracts, in proportion with the underlying risk exposure to the extent there is variability in the exposure through the coverage period. Changes in reinsurance premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding changes in underlying exposures is obtained. Any subsequent differences arising on such estimates are recorded as premiums written in the period they are determined and are earned on a pro rata basis over the coverage period, or immediately if the coverage period has ended. The Company uses the periodic method to account for assumed reinsurance from foreign reinsurers as a result of the sufficiency of the information provided by the reinsurer, which is consistent with its accounting for assumed reinsurance from U.S. reinsurers.

Certain contracts that the Company writes provide for reinstatement of coverage. Reinstatement premiums are the premiums for the restoration of the insurance or reinsurance limit of a contract to its full amount after a loss occurrence by the insured or reinsured. The Company accrues for reinstatement premiums resulting from losses recorded. Such accruals are based upon contractual terms and management judgment is involved with respect to the amount of losses recorded. Changes in estimates of losses recorded on contracts with reinstatement premium features will result in changes in reinstatement premiums based on contractual terms. Reinstatement premiums are recognized at the time losses are recorded and are generally earned on a pro rata basis over the remaining coverage period.

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

10K - 77

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

The Company's other revenues also include investment management fee income and managing general agent (MGA) commissions for services provided through our ILS operations. Investment management fee income is recognized over the period in which investment management services are provided and is calculated and recognized monthly based on the net asset value of the accounts managed. For certain accounts, the Company is also entitled to participate, on a fixed-percentage basis, in any net income generated in excess of an agreed-upon threshold as established by the underlying investment management agreements. In general, net income is calculated at the end of each calendar year and incentive fees are payable annually. Incentive fee income is recognized at the conclusion of the contractual performance period, when the uncertainty related to performance has been resolved. MGA commissions are based on the direct written premiums of the insurance contracts placed. Commissions received for these services are generally recognized when the related policy is written.

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

10K - 78

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

v) Variable Interest Entities. The Company determines whether it has relationships with entities defined as VIEs in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation. Under this guidance, a VIE is consolidated by the variable interest holder that is determined to be the primary beneficiary.

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

w) Recent Accounting Pronouncements.

Accounting Standards Adopted in 2021

The Company adopted FASB Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective January 1, 2021. Adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The FASB subsequently issued several ASUs as amendments to ASU No. 2018-12. The standard requires insurance companies with long duration contracts to: (1) review and, if there is a change, update the assumptions used to measure expected cash flows at least annually; (2) update the discount rate assumption at each reporting date; and (3) enhance disclosures related to the liability, including the significant inputs, judgments, assumptions and methods used to measure the liability. ASU No. 2018-12 becomes effective for the Company during the first quarter of 2023 and will be applied using a modified retrospective approach that requires restatement of prior periods presented. The standard will, among other things, impact the discount rate used in estimating reserves for the Company's life and annuity reinsurance portfolio, which is in runoff. Currently, the discount rate assumption is locked-in for the life of the contracts, unless there is a loss recognition event. The Company is currently evaluating ASU No. 2018-12 to determine the impact that adopting this standard will have on its consolidated financial statements.

10K - 79

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which becomes effective for the Company during the first quarter of 2023. ASU No. 2021-08 requires contract assets and liabilities accounted for under FASB ASC 606, Revenue from Contracts with Customers, to be recorded at the acquisition date as if the acquirer entered into those contracts itself on the contract inception dates, rather than at fair value. At adoption, ASU No. 2021-08 will not impact the Company's financial position, results of operations or cash flows, but prospectively, the amendments will impact amounts recorded by the Company for assets acquired and liabilities assumed in conjunction with certain acquisitions.

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

10K - 80

a) The following tables summarize the Company's segment disclosures.

	Year Ended December 31, 2021
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)	Consolidated
Gross premium volume	$7,239,676	$1,246,143	$—	$—	$2,952,863	$11,438,682
Net written premiums	5,998,890	1,126,167	—	—	(5,326)	7,119,731

Earned premiums	5,465,284	1,042,048	—	—	(4,303)	6,503,029
Losses and loss adjustment expenses:
Current accident year	(3,311,185)	(749,815)	—	—	—	(4,061,000)
Prior accident years	506,292	(19,928)	—	—	(6,569)	479,795
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(1,153,049)	(266,217)	—	—	—	(1,419,266)
Other underwriting expenses	(810,929)	(61,326)	—	—	(2,218)	(874,473)
Underwriting profit (loss)	696,413	(55,238)	—	—	(13,090)	628,085
Net investment income	—	—	374,590	11	—	374,601
Net investment gains	—	—	1,978,534	—	—	1,978,534
Products revenues	—	—	—	1,712,120	—	1,712,120
Services and other revenues	—	—	—	1,931,696	346,445	2,278,141
Products expenses	—	—	—	(1,544,506)	—	(1,544,506)
Services and other expenses	—	109	—	(1,769,201)	(253,843)	(2,022,935)
Amortization of intangible assets (3)	—	—	—	(57,568)	(102,971)	(160,539)
Segment profit (loss)	$696,413	$(55,129)	$2,353,124	$272,552	$(23,459)	$3,243,501
Interest expense						(183,579)
Net foreign exchange gains						72,271
Income before income taxes						$3,132,193
U.S. GAAP combined ratio (4)	87%	105%			NM (5)	90%
(1)    Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $72.6 million for the year ended December 31, 2021.
(2)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $41.2 million for the year ended December 31, 2021, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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
(5)    NM - Ratio is not meaningful

10K - 81

	Year Ended December 31, 2020
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)	Consolidated
Gross premium volume	$6,029,024	$1,130,923	$—	$—	$2,106,718	$9,266,665
Net written premiums	4,977,662	960,123	—	—	(5,547)	5,932,238

Earned premiums	4,688,448	929,348	—	—	(5,591)	5,612,205
Losses and loss adjustment expenses:
Current accident year	(3,373,085)	(700,240)	—	—	—	(4,073,325)
Prior accident years	554,586	51,755	—	—	23	606,364
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(988,668)	(240,493)	—	—	—	(1,229,161)
Other underwriting expenses	(712,280)	(74,379)	—	—	(1,807)	(788,466)
Underwriting profit (loss)	169,001	(34,009)	—	—	(7,375)	127,617
Net investment income	—	—	371,585	245	—	371,830
Net investment gains	—	—	617,979	—	—	617,979
Products revenues	—	—	—	1,439,515	—	1,439,515
Services and other revenues	—	—	—	1,355,199	338,338	1,693,537
Products expenses	—	—	—	(1,256,159)	—	(1,256,159)
Services and other expenses	—	(41,461)	—	(1,232,150)	(287,509)	(1,561,120)
Amortization of intangible assets (3)	—	—	—	(52,572)	(106,743)	(159,315)
Segment profit (loss)	$169,001	$(75,470)	$989,564	$254,078	$(63,289)	$1,273,884
Interest expense						(177,582)
Net foreign exchange losses						(95,853)
Income before income taxes						$1,000,449
U.S. GAAP combined ratio (4)	96%	104%			NM (5)	98%
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
(5)    NM - Ratio is not meaningful
10K - 82

	Year Ended December 31, 2019
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)	Consolidated
Gross premium volume	$5,320,253	$1,114,153	$—	$—	$2,345,565	$8,779,971
Net written premiums	4,444,702	964,947	—	—	2,422	5,412,071

Earned premiums	4,144,073	903,587	—	—	2,133	5,049,793
Losses and loss adjustment expenses:
Current accident year	(2,730,971)	(695,470)	—	—	—	(3,426,441)
Prior accident years	462,124	64,768	—	—	8,359	535,251
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(860,917)	(239,579)	—	—	—	(1,100,496)
Other underwriting expenses	(704,531)	(73,305)	—	—	239	(777,597)
Underwriting profit (loss)	309,778	(39,999)	—	—	10,731	280,510
Net investment income	—	—	451,152	736	—	451,888
Net investment gains	—	—	1,601,722	—	—	1,601,722
Products revenues	—	—	—	1,609,586	—	1,609,586
Services and other revenues	—	—	—	444,698	368,504	813,202
Products expenses	—	—	—	(1,455,245)	—	(1,455,245)
Services and other expenses	—	—	—	(389,385)	(286,294)	(675,679)
Amortization of intangible assets (3)	—	—	—	(41,973)	(106,665)	(148,638)
Segment profit (loss)	$309,778	$(39,999)	$2,052,874	$168,417	$(13,724)	$2,477,346
Interest expense						(171,687)
Net foreign exchange losses						(2,265)
Loss on early extinguishment of debt						(17,586)
Income before income taxes						$2,285,808
U.S. GAAP combined ratio (4)	93%	104%			NM (5)	94%
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
(5)    NM - Ratio is not meaningful

10K - 83

b) The following table summarizes earned premiums by major product grouping within each underwriting segment.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Insurance segment:
General liability	$1,564,221	$1,261,411	$1,039,617
Professional liability	1,412,592	1,068,365	814,587
Property	362,637	356,934	364,830
Marine and energy	495,897	458,050	391,464
Personal lines	451,095	405,210	378,522
Programs	222,410	238,909	294,418
Workers' compensation	354,337	338,186	349,770
Credit and surety	161,155	151,397	128,379
Other products	440,940	409,986	382,486
Total Insurance	5,465,284	4,688,448	4,144,073
Reinsurance segment:
Property	129,760	191,968	201,486
Casualty	635,345	441,599	408,368
Specialty	276,943	295,781	293,733
Total Reinsurance	1,042,048	929,348	903,587
Other	(4,303)	(5,591)	2,133
Total earned premiums	$6,503,029	$5,612,205	$5,049,793

The Company does not manage products at this level of aggregation as it offers a diverse portfolio of products and manages these products in logical groupings within each underwriting segment.

During the years ended December 31, 2021, 2020 and 2019, 80%, 79% and 81%, respectively, of gross premiums written in the Company's underwriting segments were attributed to risks or cedents located in the United States. Substantially all of the gross premiums written in the Company's program services and other fronting businesses during 2021, 2020 and 2019 were attributed to risks located in the United States.

Most of the Company's gross written premiums are placed through insurance and reinsurance brokers. During the years ended December 31, 2021, 2020 and 2019, the Company's top three independent brokers accounted for 28%, 31% and 28% of gross premiums written in the Company's underwriting segments. During the years ended December 31, 2021, 2020 and 2019, the top three independent brokers accounted for 19%, 20% and 17%, respectively, of gross premiums written in the Insurance segment and 84%, 84% and 82%, respectively, of gross premiums written in the Reinsurance segment.

10K - 84

c) The following table summarizes total products revenues and services and other revenues by major product and service grouping within our Markel Ventures segment.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Products:
Consumer and building	$911,422	$814,697	$771,378
Transportation-related	474,839	351,559	507,463
Equipment manufacturing	325,859	273,259	330,745
Total products revenues	1,712,120	1,439,515	1,609,586
Services and other:
Construction	1,554,592	915,696	—
Consulting	277,902	283,386	292,512
Other	99,202	156,117	152,186
Total services and other revenues	1,931,696	1,355,199	444,698
Total products revenues and services and other revenues	$3,643,816	$2,794,714	$2,054,284

The Company does not manage the Markel Ventures portfolio of businesses at this level of aggregation due to the distinct characteristics of each business and the autonomy with which each business operates. Management reviews and assesses the performance of the Markel Ventures businesses in the aggregate at the Markel Ventures segment level, while individual management teams are responsible for developing strategic initiatives, managing day-to-day operations and making investment and capital allocation decisions for their respective companies.
During the years ended December 31, 2021, 2020 and 2019, the portion of Markel Ventures segment revenues attributable to U.S. operations was 95%, 95%, and 90%, respectively.

d) The following table reconciles segment assets to the Company's consolidated balance sheets.

	December 31,
(dollars in thousands)	2021	2020
Segment assets:
Investing	$28,277,801	$24,781,946
Underwriting	8,083,086	7,228,297
Markel Ventures	4,958,279	3,636,060
Total segment assets	41,319,166	35,646,303
Other operations	7,129,700	6,063,751
Total assets	$48,448,866	$41,710,054

10K - 85

e) The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2021
Insurance segment	$549,250	$3,350,054	$10,051,994
Reinsurance segment	216,665	802,824	3,639,210
Other underwriting	—	—	271,356
Total underwriting	765,915	4,152,878	13,962,560
Program services and other fronting	—	1,230,741	4,216,334
Total	$765,915	$5,383,619	$18,178,894
December 31, 2020
Insurance segment	$454,723	$2,746,032	$9,241,952
Reinsurance segment	176,071	708,855	3,417,973
Other underwriting	—	—	276,090
Total underwriting	630,794	3,454,887	12,936,015
Program services and other fronting	—	978,358	3,286,361
Total	$630,794	$4,433,245	$16,222,376

3. Acquisitions

Metromont LLC

In December 2021, the Company acquired 51% of Metromont LLC (Metromont), a precast concrete manufacturer and concrete building solutions provider for commercial projects. Under the terms of the acquisition agreement, the Company has the option to acquire the remaining equity interests and the remaining equity holders have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on Metromont's earnings in specified periods preceding the redemption date. Total consideration for the transaction was $282.3 million, all of which was cash. The purchase price was preliminarily allocated to the acquired assets and liabilities of Metromont based on estimated fair value at the acquisition date. The Company recognized goodwill of $219.3 million and intangible assets of $143.9 million. Goodwill is primarily attributable to expected future earnings and cash flow potential of Metromont, and it is expected to be deductible for income tax purposes. Additionally, the Company recognized redeemable noncontrolling interests of $269.9 million. Results attributable to Metromont will be included in the Company's Markel Ventures segment. Due to the one month lag in consolidating the results of the Company's Markel Ventures operations, the financial results for Metromont will be included in the Company's consolidated statements of income and comprehensive income beginning in January 2022.

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

10K - 86

Buckner HeavyLift Cranes

In August 2021, the Company acquired 90% of the holding company for the Buckner HeavyLift Cranes companies (Buckner), a provider of crane rental services for large commercial contractors. Under the terms of the acquisition agreement, the Company has the option to acquire the remaining equity interests and the remaining equity holders have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on Buckner's earnings in specified periods preceding the redemption dates. Total consideration for the transaction was $237.9 million, all of which was cash. The purchase price was preliminarily allocated to the acquired assets and liabilities of Buckner based on estimated fair value at the acquisition date. The Company recognized goodwill of $74.5 million, intangible assets of $60.0 million and fixed assets of $332.6 million, primarily related to cranes. Goodwill is primarily attributable to expected future earnings and cash flow potential of Buckner, and it is not expected to be deductible for income tax purposes. Intangible assets include $50.0 million of customer relationships and $10.0 million of trade names, which are expected to be amortized over 6 years and 15 years, respectively. Additionally, the Company assumed long-term debt of $165.1 million and recognized redeemable noncontrolling interests of $26.4 million. Results attributable to Buckner are included in the Company's Markel Ventures segment.

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

VSC Fire & Security, Inc.

In November 2019, the Company acquired VSC Fire & Security, Inc. (VSC), a provider of comprehensive fire protection, life safety, and low voltage solutions to retailers, commercial campuses, healthcare facilities, and government properties throughout the southeastern United States. Total consideration for the acquisition was $225.0 million, which included cash of $204.0 million. Total consideration also included the estimated fair value of contingent consideration, which the Company paid in 2021 based on VSC's earnings, as defined in the purchase agreement.

The purchase price was allocated to the acquired assets and liabilities of VSC based on estimated fair value at the acquisition date. The Company recognized goodwill of $124.9 million, which is primarily attributable to expected future earnings and cash flow potential of VSC. All of the goodwill recognized is deductible for income tax purposes. The Company also recognized other intangible assets of $64.5 million, which included $48.0 million of customer relationships, $14.0 million of trade names and $2.5 million of other intangible assets, which are being amortized over a weighted average period of 12 years, 12 years and 8 years, respectively. Results attributable to VSC are included in the Company's Markel Ventures segment.

10K - 87

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

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$2,489,032	$2,633	$(21,471)	$2,470,194
U.S. government-sponsored enterprises	753,029	28,997	(6,439)	775,587
Obligations of states, municipalities and political subdivisions	4,007,211	266,575	(7,862)	4,265,924
Foreign governments	1,394,771	134,071	(9,488)	1,519,354
Commercial mortgage-backed securities	1,928,775	69,810	(8,152)	1,990,433
Residential mortgage-backed securities	699,136	27,084	(170)	726,050
Asset-backed securities	3,035	46	—	3,081
Corporate bonds	786,478	54,475	(4,271)	836,682
Total fixed maturity securities	12,061,467	583,691	(57,853)	12,587,305
Short-term investments	1,805,300	28	(5,340)	1,799,988
Investments, available-for-sale	$13,866,767	$583,719	$(63,193)	$14,387,293

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$580,716	$9,091	$(507)	$589,300
U.S. government-sponsored enterprises	500,053	51,593	(92)	551,554
Obligations of states, municipalities and political subdivisions	3,903,292	386,784	(235)	4,289,841
Foreign governments	1,352,616	275,450	(57)	1,628,009
Commercial mortgage-backed securities	1,736,257	149,359	(34)	1,885,582
Residential mortgage-backed securities	811,732	58,742	(29)	870,445
Asset-backed securities	5,812	154	—	5,966
Corporate bonds	764,783	96,257	(3)	861,037
Total fixed maturity securities	9,655,261	1,027,430	(957)	10,681,734
Short-term investments	2,030,460	3,645	(6)	2,034,099
Investments, available-for-sale	$11,685,721	$1,031,075	$(963)	$12,715,833

10K - 88

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2021
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$2,236,637	$(18,433)	$97,173	$(3,038)	$2,333,810	$(21,471)
U.S. government-sponsored enterprises	381,495	(5,640)	14,010	(799)	395,505	(6,439)
Obligations of states, municipalities and political subdivisions	393,249	(6,941)	23,589	(921)	416,838	(7,862)
Foreign governments	322,813	(8,596)	25,564	(892)	348,377	(9,488)
Commercial mortgage-backed securities	345,616	(7,765)	9,189	(387)	354,805	(8,152)
Residential mortgage-backed securities	12,828	(159)	269	(11)	13,097	(170)
Corporate bonds	193,786	(4,271)	—	—	193,786	(4,271)
Total fixed maturity securities	3,886,424	(51,805)	169,794	(6,048)	4,056,218	(57,853)
Short-term investments	228,870	(5,340)	—	—	228,870	(5,340)
Total	$4,115,294	$(57,145)	$169,794	$(6,048)	$4,285,088	$(63,193)

At December 31, 2021, the Company held 277 available-for-sale securities in an unrealized loss position with a total estimated fair value of $4.3 billion and gross unrealized losses of $63.2 million. Of these 277 securities, 13 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $169.8 million and gross unrealized losses of $6.0 million. The Company does not intend to sell or believe it will be required to sell these available-for-sale securities before recovery of their amortized cost.

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

10K - 89

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses as of December 31, 2021 or 2020.

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

c) The amortized cost and estimated fair value of fixed maturity securities at December 31, 2021 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$582,521	$585,681
Due after one year through five years	3,855,478	3,927,196
Due after five years through ten years	2,839,521	2,947,481
Due after ten years	2,153,001	2,407,383
	9,430,521	9,867,741
Commercial mortgage-backed securities	1,928,775	1,990,433
Residential mortgage-backed securities	699,136	726,050
Asset-backed securities	3,035	3,081
Total fixed maturity securities	$12,061,467	$12,587,305

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties, and the holders may have the right to put the securities back to the issuer. Based on expected maturities, the estimated average duration of fixed maturity securities at December 31, 2021 was 4.7 years.

10K - 90

d) The following table presents the components of net investment income.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Interest:
Tax-exempt municipal bonds	$57,460	$63,718	$71,351
Taxable municipal bonds	66,052	66,713	72,818
Other taxable bonds	159,854	157,990	162,861
Short-term investments, including overnight deposits	2,954	14,321	50,425
Dividends on equity securities	98,099	89,303	100,222
Income (loss) from equity method investments	8,890	(4,430)	4,368
Other	(1,706)	434	5,338
	391,603	388,049	467,383
Investment expenses	(17,002)	(16,219)	(15,495)
Net investment income	$374,601	$371,830	$451,888

e) The following table presents the components of net investment gains and the change in net unrealized gains included in other comprehensive income (loss). Gross realized investment gains and losses on fixed maturity securities, short-term investments and other investments were not material to the consolidated financial statements and are presented on a net basis in the following table.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Fixed maturity securities, short-term investments and other investments:
Net realized investment gains (losses)	$37,908	$14,780	$(1,482)
Equity securities:
Change in fair value of securities sold during the period	25,902	(470,008)	38,291
Change in fair value of securities held at the end of the period	1,914,724	1,073,207	1,564,913
Total change in fair value	1,940,626	603,199	1,603,204
Net investment gains	$1,978,534	$617,979	$1,601,722
Change in net unrealized gains on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$(504,133)	$507,903	$429,654
Short-term investments	(8,951)	2,344	3,626
Reserve deficiency adjustment for life and annuity benefit reserves (see note 11)	62,988	(68,158)	(51,390)
Net increase (decrease)	$(450,096)	$442,089	$381,890

f) Total restricted assets are included on the Company's consolidated balance sheets as follows.

	December 31,
(dollars in thousands)	2021	2020
Investments	$4,403,414	$4,217,230
Restricted cash and cash equivalents	902,457	874,913
Total	$5,305,871	$5,092,143

10K - 91

The following table presents the components of restricted assets.

	December 31,
(dollars in thousands)	2021	2020
Assets held in trust or on deposit to support underwriting activities	$4,895,627	$4,704,943
Assets pledged as security for letters of credit	410,244	387,200
Total	$5,305,871	$5,092,143

g) At December 31, 2021 and 2020, investments in securities issued by the U.S. Treasury, U.S. government agencies and U.S. government-sponsored enterprises were the only investments in any one issuer that exceeded 10% of shareholders' equity.

h) The Company's equity method investments, which totaled $459.7 million and $378.0 million as of December 31, 2021 and 2020, respectively, are included in other assets on the consolidated balance sheets.

The Company's most significant equity method investment is an investment in Hagerty, Inc. (Hagerty), an automotive enthusiast brand offering integrated membership products and programs as well as a specialty insurance provider focused on the global automobile enthusiast market that became a publicly traded company in December 2021. At that time, Hagerty raised additional capital through a private offering of Class A common shares, including an additional $30.0 million investment by the Company, resulting in a dilution of the Company's ownership interest in Hagerty from 25% to 23% and a corresponding investment gain of $24.6 million on the deemed sale, which was included in net investment gains in the Company's consolidated statement of income and comprehensive income. Following these transactions, the Company's investment is comprised of Class A common shares, which are listed for trading on the New York Stock Exchange, as well as Class V common shares, associated with the Company's original investment in 2019, that have special voting rights and can be converted on a one-for-one basis into Class A common shares. The Company accounts for its investment under the equity method as it is deemed to have the ability to exercise significant influence over Hagerty's operating and financial policies through a combination of its voting interest, its right to designate a board member and business it conducts with Hagerty. As of December 31, 2021 and 2020, the carrying value of the Company's investment in Hagerty was $256.6 million and $205.6 million, respectively.

As of December 31, 2021, the estimated value of the Company's investment, based on the closing stock price of Hagerty's Class A common shares, was $1.1 billion. See note 16 for further details regarding related party transactions with Hagerty.

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

10K - 92

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

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in insurance-linked securities funds that are not traded on an active exchange and are valued using unobservable inputs.

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

Due to the significance of unobservable inputs required in measuring the fair value of the Company's investments in certain insurance-linked securities funds, these investments are classified as Level 3 within the fair value hierarchy. The fair value of the securities is derived using their reported net asset value (NAV) as the primary input, as well as other observable and unobservable inputs as deemed necessary by management. Management has obtained an understanding of the inputs, assumptions, process and controls used to determine NAV, which is calculated by an independent third party. Unobservable inputs to the NAV calculations include assumptions around premium earnings patterns and loss reserve estimates for the underlying securitized reinsurance contracts. The Company's valuation policies and procedures for Level 3 investments are determined by management. Fair value measurements are analyzed quarterly to ensure the change in fair value from prior periods is reasonable relative to management's understanding of the underlying investments, recent market trends and external market data.

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

10K - 93

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$2,470,194	$—	$2,470,194
U.S. government-sponsored enterprises	—	775,587	—	775,587
Obligations of states, municipalities and political subdivisions	—	4,265,924	—	4,265,924
Foreign governments	—	1,519,354	—	1,519,354
Commercial mortgage-backed securities	—	1,990,433	—	1,990,433
Residential mortgage-backed securities	—	726,050	—	726,050
Asset-backed securities	—	3,081	—	3,081
Corporate bonds	—	836,682	—	836,682
Total fixed maturity securities, available-for-sale	—	12,587,305	—	12,587,305
Equity securities:
Insurance, banks and other financial institutions	3,307,755	—	56,472	3,364,227
Industrial, consumer and all other	5,659,700	—	—	5,659,700
Total equity securities	8,967,455	—	56,472	9,023,927
Short-term investments, available-for-sale	1,619,496	180,492	—	1,799,988
Total investments	$10,586,951	$12,767,797	$56,472	$23,411,220

	December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$589,300	$—	$589,300
U.S. government-sponsored enterprises	—	551,554	—	551,554
Obligations of states, municipalities and political subdivisions	—	4,289,841	—	4,289,841
Foreign governments	—	1,628,009	—	1,628,009
Commercial mortgage-backed securities	—	1,885,582	—	1,885,582
Residential mortgage-backed securities	—	870,445	—	870,445
Asset-backed securities	—	5,966	—	5,966
Corporate bonds	—	861,037	—	861,037
Total fixed maturity securities, available-for-sale	—	10,681,734	—	10,681,734
Equity securities:
Insurance, banks and other financial institutions	2,516,361	—	58,493	2,574,854
Industrial, consumer and all other	4,419,256	—	—	4,419,256
Total equity securities	6,935,617	—	58,493	6,994,110
Short-term investments, available-for-sale	1,922,459	111,640	—	2,034,099
Total investments	$8,858,076	$10,793,374	$58,493	$19,709,943

10K - 94

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

(dollars in thousands)	2021	2020
Equity securities, beginning of period	$58,493	$45,992
Purchases	18,900	90,000
Sales	(15,015)	(73,902)
Net investment losses	(5,906)	(3,597)
Equity securities, end of period	$56,472	$58,493

Level 3 investments include the Company's investment in an insurance-linked securities fund managed by Markel CATCo Investment Management Ltd. (MCIM). See note 15 for further detail regarding investments managed by MCIM. In connection with the run-off of one of the funds managed by MCIM and to facilitate the return of capital to third party investors, the Company invested $90.0 million in that fund effective January 1, 2020. This investment replaced collateral previously provided by other investors for risk exposures within the underlying reinsurance contracts in which the fund is invested related to loss events that occur after December 31, 2019 and through the expiration of the reinsurance contracts. All of these reinsurance contracts expired or were commuted in 2020, resulting in the subsequent return of a portion of the Company's capital. However, the Company continues to have exposure to adverse loss development on 2020 exposures under any unsettled contracts through its remaining investment in the fund ($40.7 million at December 31, 2021).

Level 3 investments also include the Company's investment in Lodgepine Fund Limited (Lodgepine Fund), an insurance-linked securities fund managed by Lodgepine Capital Management Limited (LCM). In connection with the launch of Lodgepine Fund on July 1, 2021, the Company invested $18.9 million in that fund. In November 2021, the Lodgepine operations were placed into run-off. As of December 31, 2021, the Company's remaining investment in Lodgepine Fund was $15.7 million.

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2021 and 2020.

6. Goodwill and Intangible Assets

The following table presents a rollforward of the components of goodwill by reportable segment.

(dollars in thousands)	Insurance	Reinsurance	Markel Ventures	Other(1)	Total
January 1, 2020	$771,447	$122,745	$606,777	$807,579	$2,308,548
Acquisitions (see note 3)	—	—	287,097	—	287,097
Foreign currency movements and other adjustments (2)	1,253	—	7,171	555	8,979
December 31, 2020 (3)	$772,700	$122,745	$901,045	$808,134	$2,604,624
Acquisitions (see note 3)	—	—	293,838	—	293,838
Foreign currency movements and other adjustments (2)	2,012	—	1,707	(3,041)	678
December 31, 2021 (3)	$774,712	$122,745	$1,196,590	$805,093	$2,899,140
(1)    Amounts included in Other reflect the Company's operations that are not included in a reportable segment and are primarily related to the Company's program services and insurance-linked securities operations.
(2)    Foreign currency movements and other adjustments includes adjustments to goodwill resulting from changes to the preliminary purchase price allocation, if any, for acquisitions that occurred in the prior year.
(3)    As of December 31, 2021, goodwill was net of accumulated impairment losses of $110.6 million, of which $91.9 million was in Other and $18.7 million was in Markel Ventures. As of December 31, 2020, goodwill was net of accumulated impairment losses of $139.2 million, of which $91.9 million was in Other and $47.3 million was in Markel Ventures. The decrease in accumulated impairment losses in 2021 reflects a disposal transaction that was completed during the year.

10K - 95

The Company completed its annual tests for goodwill and indefinite-lived intangible asset impairment as of October 1, 2021 based upon results of operations through September 30, 2021. See note 1 for further details regarding impairment testing. Based on the results of these tests, as well as analysis of definite-lived intangible assets, the Company determined none of its goodwill or intangible assets were impaired. However, revenues within the Company's Nephila ILS operations continue to be impacted by consecutive years of elevated catastrophe losses and uncertainty resulting from COVID-19, both of which have impacted investment performance in the broader ILS market. These events, as well as recent volatility in the capital markets, also have impacted investor decisions around allocation of capital to ILS, which in turn have impacted the Company's assumptions for capital raises and redemptions within the funds managed. The Company's cash flow assumptions for the Nephila reporting unit ($413.2 million of goodwill as of December 31, 2021) reflect management's best estimate of the reporting unit's future cash flows, based on information currently available, however, these assumptions are inherently uncertain, require a high degree of estimation and judgment and are subject to change depending on the outcome of future events. Changes to these assumptions or an increase in the market-based weighted average cost of capital could have an adverse impact on the fair value of the Nephila reporting unit, which could result in an impairment of goodwill.

The following table presents a rollforward of net intangible assets by reportable segment.

(dollars in thousands)	Underwriting(1)	Markel Ventures	Other(2)	Total
January 1, 2020	$484,160	$473,122	$781,192	$1,738,474
Acquisitions (see note 3)	—	210,000	—	210,000
Amortization of intangible assets	(41,906)	(52,572)	(64,837)	(159,315)
Foreign currency movements and other adjustments (3)	385	(7,430)	604	(6,441)
December 31, 2020	$442,639	$623,120	$716,959	$1,782,718
Acquisitions (see note 3)	—	203,879	—	203,879
Amortization of intangible assets	(41,182)	(57,568)	(61,789)	(160,539)
Foreign currency movements and other adjustments (3)	(202)	(3,252)	(118)	(3,572)
December 31, 2021	$401,255	$766,179	$655,052	$1,822,486
(1)    Amounts included in Underwriting reflect the intangible assets associated with the Company's underwriting segments, which are not allocated between the Insurance and Reinsurance segments.
(2)    Amounts included in Other reflect the Company's operations that are not included in a reportable segment and are primarily related to the Company's program services and insurance-linked securities operations.
(3)    Foreign currency movements and other adjustments include adjustments to intangible assets resulting from changes to the preliminary purchase price allocation, if any, for acquisitions that occurred in the prior year.

Amortization of intangible assets is estimated to be $183.3 million for 2022, $181.4 million for 2023, $179.5 million for 2024, $172.8 million for 2025 and $164.6 million for 2026. Indefinite-lived intangible assets were $92.4 million at both December 31, 2021 and 2020.

For the year ended December 31, 2021, the Company acquired $203.9 million of intangible assets, all of which is expected to be amortizable over a weighted average period of 8 years. These definite-lived intangible assets acquired during 2021 include customer relationships and trade names, which are expected to be amortized over a weighted average period of 6 years and 15 years, respectively. The Company has not completed the process of determining the fair value of the assets acquired and liabilities assumed for the acquisitions that were completed in 2021. As a result, the fair value recorded for acquired intangible assets and their useful lives is a provisional estimate and is subject to adjustment.
10K - 96

The following table presents the components of intangible assets.

	December 31,
	2021		2020
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$1,379,739	$(405,057)	$1,203,128	$(340,424)
Investment management agreements	468,000	(92,478)	468,000	(62,911)
Broker relationships	206,855	(109,210)	207,360	(99,719)
Trade names	238,331	(100,023)	231,177	(85,610)
Technology	113,200	(82,845)	113,202	(71,888)
Agent relationships	92,000	(28,622)	92,000	(22,489)
Insurance licenses	74,333	—	74,333	—
Renewal rights	21,449	(21,449)	21,449	(20,616)
Other	145,695	(77,432)	152,635	(76,909)
Total	$2,739,602	$(917,116)	$2,563,284	$(780,566)

7. Leases

The Company's leases primarily consist of operating leases for real estate and have remaining terms of up to 21 years. Total lease costs for operating leases were $115.4 million, $94.4 million and $62.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes details for the Company's operating leases recorded on the consolidated balance sheet.

	December 31,
(dollars in thousands)	2021	2020
Right-of-use lease assets	$533,702	$528,418
Lease liabilities	$571,337	$565,249
Weighted average remaining lease term	10.8 years	12.1 years
Weighted average discount rate	3.0%	3.0%

The following table summarizes maturities of the Company's operating lease liabilities as of December 31, 2021, which reconciles to total operating lease liabilities included in other liabilities on the Company's consolidated balance sheet.

Years Ending December 31,	(dollars in thousands)
2022	$103,358
2023	83,753
2024	67,731
2025	56,642
2026	50,434
2027 and thereafter	311,735
Total lease payments	673,653
Less imputed interest	(102,316)
Total operating lease liabilities	$571,337

10K - 97

8. Products, Services and Other Revenues

The amount of revenues from contracts with customers for the years ended December 31, 2021, 2020 and 2019 was $3.8 billion, $2.9 billion and $2.2 billion, respectively.

The following table presents revenues from contracts with customers by segment and type, all of which are included in products revenues and services and other revenues in the consolidated statements of income and comprehensive income, along with a reconciliation to total products revenues and services and other revenues.

	Years Ended December 31,
	2021			2020			2019
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$1,668,448	$—	$1,668,448	$1,396,706	$—	$1,396,706	$1,558,265	$—	$1,558,265
Services	1,863,706	134,850	1,998,556	1,295,734	116,476	1,412,210	392,680	97,447	490,127
Investment management	—	86,257	86,257	—	117,193	117,193	—	150,864	150,864
Total revenues from contracts with customers	3,532,154	221,107	3,753,261	2,692,440	233,669	2,926,109	1,950,945	248,311	2,199,256
Program services and other fronting	—	123,823	123,823	—	102,989	102,989	—	116,376	116,376
Other	111,662	1,515	113,177	102,274	1,680	103,954	103,339	3,817	107,156
Total	$3,643,816	$346,445	$3,990,261	$2,794,714	$338,338	$3,133,052	$2,054,284	$368,504	$2,422,788

Receivables from contracts with customers were $626.1 million and $406.4 million as of December 31, 2021 and 2020, respectively.

9. Unpaid Losses and Loss Adjustment Expenses

a) The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Net reserves for losses and loss adjustment expenses, beginning of year	$10,485,717	$9,475,261	$9,214,443
Effect of foreign currency rate changes on beginning of year balance	(54,736)	68,368	18,857
Effect of adoption of ASC 326, Financial Instruments—Credit Losses	—	3,849	—
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	10,430,981	9,547,478	9,233,300
Incurred losses and loss adjustment expenses:
Current accident year	4,061,000	4,073,325	3,426,441
Prior accident years	(478,930)	(606,414)	(535,307)
Total incurred losses and loss adjustment expenses	3,582,070	3,466,911	2,891,134
Payments:
Current accident year	637,169	749,887	671,208
Prior accident years	2,066,290	1,779,980	1,979,032
Total payments	2,703,459	2,529,867	2,650,240
Effect of foreign currency rate changes on current year activity	(4,253)	1,195	1,067
Net reserves for losses and loss adjustment expenses of insurance companies sold	(2,762)	—	—
Net reserves for losses and loss adjustment expenses, end of year	11,302,577	10,485,717	9,475,261
Reinsurance recoverables on unpaid losses	6,876,317	5,736,659	5,253,415
Gross reserves for losses and loss adjustment expenses, end of year	$18,178,894	$16,222,376	$14,728,676

10K - 98

Catastrophe Losses

In 2021, current accident year losses and loss adjustment expenses included $195.0 million of net losses and loss adjustment expenses from Winter Storm Uri, European Floods and Hurricane Ida (2021 Catastrophes). These net losses and loss adjustment expenses were net of ceded losses of $221.7 million.

In 2020, current accident year losses and loss adjustment expenses included $172.2 million of net losses and loss adjustment expenses from Hurricanes Isaias, Laura, Sally, Delta and Zeta, as well as wildfires in the western U.S. and the derecho in Iowa (2020 Catastrophes). The net losses and loss adjustment expenses on the 2020 Catastrophe for the year ended December 31, 2020 were net of ceded losses of $125.7 million.

In 2019, current accident year losses and loss adjustment expenses included $114.0 million of net losses and loss adjustment expenses from Hurricane Dorian and Typhoons Faxai and Hagibis (2019 Catastrophes). The net losses and loss adjustment expenses on the 2019 Catastrophes for the year ended December 31, 2019 were net of ceded losses of $62.5 million.

COVID-19 Losses

In 2020, current accident year losses and loss adjustment expenses included $358.3 million of net losses and loss adjustment expenses attributed to the COVID-19 pandemic. These losses and loss adjustment expenses were net of ceded losses of $106.2 million. In 2021, the Company increased its estimate of net losses and loss adjustment expenses attributed to COVID-19 by $15.7 million.

Both the gross and net loss estimates for losses attributed to COVID-19 represent the Company's best estimates as of December 31, 2021 based upon information currently available. The Company's estimates for these losses and loss adjustment expenses are based on reported claims, detailed policy level reviews and reviews of in-force assumed reinsurance contracts for potential exposures, as well as analysis of ceded reinsurance contracts. These estimates also consider analysis provided by the Company's reinsurers, brokers and claims counsel and the results of recent judicial rulings. There are no recent historical events with similar characteristics to COVID-19, and therefore the Company has no past loss experience on which to base its estimates.

Significant assumptions on which the Company's estimates of reserves for COVID-19 losses and loss adjustment expenses are based include the scope of coverage provided under the Company's policies, particularly those that provide for business interruption coverage, as well as coverage provided under the Company's ceded reinsurance contracts. Due to the inherent uncertainty associated with the assumptions surrounding the COVID-19 pandemic, these assumptions are subject to a wide range of variability. Assumptions about coverage, liability and reinsurance continue to be subject to judicial review and may be subject to other government action. Additionally, there has been significant litigation involving the handling of business interruption claims associated with COVID-19, and in certain instances, assessing the validity of policy exclusions for pandemics and interpreting policy terms to determine coverage for pandemics. Such matters have been, and are expected to continue to be, subject to judicial review and also may be subject to other government action.

While the Company believes the gross and net reserves for losses and loss adjustment expenses for COVID-19 as of December 31, 2021 are adequate based on information available at this time, the Company continues to closely monitor reported claims, ceded reinsurance contract attachment, government actions, judicial decisions and may adjust the estimates of gross and net losses as new information becomes available. Such adjustments to the Company's reserves for COVID-19 losses and loss adjustment expenses may be material to the Company's results of operations, financial condition and cash flows.

b) Reserving Methodology

The Company uses a variety of techniques to establish the liabilities for unpaid losses and loss adjustment expenses based upon estimates of the ultimate amounts payable. The Company maintains reserves for specific claims incurred and reported (case reserves) and reserves for claims incurred but not reported (IBNR reserves), which include expected development on reported claims. The Company does not discount its reserves for losses and loss adjustment expenses to reflect estimated present value, except for reserves held for a runoff book of United Kingdom (U.K.) motor business. Additionally, reserves assumed in connection with an acquisition are recorded at fair value at the acquisition date. The fair value adjustment includes an adjustment to reflect the acquired reserves for losses and loss adjustment expenses at present value plus a risk premium, the net of which is amortized to losses and loss adjustment expenses within the consolidated statements of income.

10K - 99

As of any balance sheet date, all claims have not yet been reported, and some claims may not be reported for many years. As a result, the liability for unpaid losses and loss adjustment expenses includes significant estimates for incurred but not reported claims.

There is normally a time lag between when a loss event occurs and when it is actually reported to the Company. The actuarial methods that the Company uses to estimate losses have been designed to address the lag in loss reporting as well as the delay in obtaining information that would allow the Company to more accurately estimate future payments. There is also a time lag between cedents establishing case reserves and re-estimating their reserves and notifying the Company of the new or revised case reserves. As a result, the reporting lag is more pronounced in reinsurance contracts than in the insurance contracts due to the reliance on ceding companies to report their claims and, in some instances, loss estimates. On reinsurance transactions, the reporting lag will generally be 60 to 90 days after the end of a reporting period, but can be longer in some cases. Based on the experience of the Company's actuaries and management, loss development factors and trending techniques are selected to mitigate the difficulties caused by reporting lags. The loss development and trending factor selections are evaluated at least annually and updated using cedent specific and industry data.

IBNR reserves are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are generally calculated by subtracting paid losses and loss adjustment expenses and case reserves from estimated ultimate losses and loss adjustment expenses. IBNR reserves were 67% of total unpaid losses and loss adjustment expenses at December 31, 2021 compared to 66% at December 31, 2020.

In establishing liabilities for unpaid losses and loss adjustment expenses, the Company's actuaries estimate an ultimate loss ratio, by accident year or policy year, for each product line with input from underwriting and claims personnel. For product lines in which loss reserves are established on a policy year basis, the Company has developed a methodology to convert from policy year to accident year for financial reporting purposes. In estimating an ultimate loss ratio for a particular line of business, the actuaries may use one or more actuarial reserving methods and select from these a single point estimate. To varying degrees, these methods include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market and economic conditions, policy forms and exposures. Greater judgment may be required when new product lines are introduced or when there have been changes in claims handling practices, as the statistical data available may be insufficient. These estimates also reflect implicit and explicit assumptions regarding the potential effects of external factors, including economic and social inflation, judicial decisions, changes in law, general economic conditions and recent trends in these factors. Management believes the process of evaluating past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.

Estimates for losses from widespread catastrophic events are based on claims received to date, detailed policy and reinsurance contract level reviews, industry loss estimates and output from both industry and proprietary models, as well as analysis of our ceded reinsurance contracts. The Company also considers loss experience on historical events that may have similar characteristics to the underlying event. Due to the inherent uncertainty in estimating such losses, these estimates are subject to variability, which increases with the severity and complexity of the underlying event. As additional claims are reported and paid, and industry loss estimates are revised, the Company incorporates this new information into its analysis and adjusts its estimate of ultimate losses and loss adjustment expenses as appropriate. For example, both the gross and net losses on the 2021, 2020 and 2019 Catastrophes as of December 31, 2021 represent the Company's best estimates based upon information currently available. For the 2021 Catastrophes, these estimates are still dependent on broad assumptions about coverage, liability and reinsurance. While the Company believes the reserves for the 2021, 2020 and 2019 Catastrophes as of December 31, 2021 are adequate, it continues to closely monitor reported claims and may adjust estimates of gross and net losses as new information becomes available.

Loss reserves are established at management's best estimate, which is developed using the actuarially calculated point estimate as the starting point. The actuarial point estimate represents the actuaries' estimate of the most likely amount that will ultimately be paid to settle the losses that have occurred at a particular point in time; however, there is inherent uncertainty in the point estimate as it is the expected value in a range of possible reserve estimates. In some cases, actuarial analyses, which are based on statistical analysis, cannot fully incorporate all of the subjective factors that affect development of losses. In other cases, management's perspective of these more subjective factors may differ from the actuarial perspective. Subjective factors influencing the development of management's best estimate include: the credibility and timeliness of claims and loss information received from cedents and third parties, economic and social inflation, judicial decisions, changes in law, changes in underwriting or claims handling practices, general economic conditions, the risk of moral hazard and other current and developing trends within the insurance and reinsurance markets, including the effects of competition.
10K - 100

Inherent in the Company's reserving practices is the desire to establish loss reserves that are more likely redundant than deficient, and therefore, will ultimately prove to be adequate. This approach to establishing loss reserves typically results in loss reserves that exceed the calculated actuarial point estimate. However, following an acquisition of insurance operations, acquired reserves initially are recorded at fair value, and therefore the acquired loss reserves may be closer to the actuarial point estimate until the Company builds total loss reserves that are consistent with the Company's historic level of confidence. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, but uncertainty remains regarding the potential for adverse development of estimated ultimate liabilities.

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

10K - 101

c) Prior Accident Year Loss Development

The following tables summarize, by segment, the product lines with the most significant changes in prior accident years loss reserves for the years ended December 31, 2021, 2020 and 2019, along with the corresponding accident years and the trends and factors that impacted management's best estimate of ultimate losses and loss adjustment expenses on underlying products in each of these product lines. The Company does not estimate losses at this level of aggregation as it offers a diverse portfolio of products and manages these products in logical groupings within each underwriting segment. As a result of the trends and factors described in the following tables, the Company's actuaries adjusted their estimates of the ultimate liability for unpaid losses and loss adjustment expenses. Additionally, for those product lines with favorable development on prior accident years loss reserves, management has now given more credibility to the favorable trends observed by the Company's actuaries and after also incorporating these favorable trends into its best estimate, reduced prior years loss reserves accordingly.

	Year Ended December 31, 2021
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Insurance segment:
General liability	$(139.7)	Several	Lower than expected frequency of claims and more favorable experience than originally anticipated across several sub-product lines
Property	(96.5)	2018 to 2020	Lower than expected frequency of large claims as well as favorable development on COVID-19 and catastrophe events
Workers' compensation	(79.0)	Several	Lower loss severity than originally anticipated
Marine and energy	(60.0)	2018 to 2020	Lower loss frequency and severity than originally anticipated
Professional liability	(54.7)	Several	Lower loss frequency and severity than originally anticipated
Other products	(76.4)
Total Insurance	(506.3)
Reinsurance segment:
Property	35.0	2020	Adverse development on COVID-19 and catastrophe events
Professional liability	29.2	Several	Recognition of additional exposures on prior accident years related to net favorable premium adjustments
General liability	(19.2)	2011, 2012, 2017 and 2020	Favorable development on COVID-19 and catastrophe events as well as lower than expected paid losses on reported claims
Credit and surety	(16.6)	2020	Recognition of reduced exposures on mortgage insurance risks
Other products	(8.5)
Total Reinsurance	19.9
Net other prior years' development	6.6
Total decrease	$(479.8)
10K - 102

	Year Ended December 31, 2020
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Insurance segment:
General liability	$(131.8)	Several	More favorable claims experience than originally anticipated across several sub-product lines
Professional liability	(128.9)	Several	More favorable claims experience than originally anticipated across several sub-product lines
Workers' compensation	(92.3)	2017 to 2019	Lower loss severity than originally anticipated
Marine and energy	(46.0)	2016 to 2019	Lower than expected frequency of claims
Other products	(155.6)
Total Insurance	(554.6)
Reinsurance segment:
Property	(68.4)	2017 to 2019	Lower than expected severity of claims
Public entity	34.4	2016 to 2019	Higher than expected frequency and severity of claims
Professional liability	21.0	2016 to 2019	Recognition of additional exposures on prior accident years related to net favorable premium adjustments and higher than expected loss severity and claims frequency
Other products	(38.8)
Total Reinsurance	(51.8)
Total decrease	$(606.4)

	Year Ended December 31, 2019
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Insurance segment:
General liability	$(161.4)	2015 to 2018	Lower loss severity than originally anticipated
Workers' compensation	(108.4)	2016 to 2018	Lower loss severity than originally anticipated and a net decrease in open claims
Professional liability	(61.8)	2017 and 2018	Lower than expected case incurred losses and a decrease in the frequency of large losses
Marine and energy	(43.7)	2017 and 2018	Lower than expected loss severity and claims frequency
Other products	(86.8)
Total Insurance	(462.1)
Reinsurance segment:
Property	(29.6)	2016 and 2017	Lower than expected incurred and paid losses on reported claims
Whole account	(26.2)	2010 and prior	Lower than expected incurred and paid losses on reported claims
Other products	(9.0)
Total Reinsurance	(64.8)
Net other prior years' development	(8.4)
Total decrease	$(535.3)

10K - 103

d) Historic Loss Development

The following tables present undiscounted loss development information, by accident year, for the Company's Insurance and Reinsurance segments, including cumulative incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, as well as the corresponding amount of IBNR reserves as of December 31, 2021. This level of disaggregation is consistent with how the Company analyzes loss reserves for both internal and external reporting purposes. The loss development information for the years ended December 31, 2012 through 2020 is presented as supplementary information. All amounts included in the following tables related to transactions denominated in a foreign currency have been translated into U.S. Dollars using the exchange rates in effect at December 31, 2021.

The difference between the segment loss development implied by the tables for the year ended December 31, 2021 and actual losses and loss adjustment expenses recognized on prior accident years for the Insurance and Reinsurance segments for the year ended December 31, 2021 is primarily attributed to the fact that amounts presented in these tables exclude amounts attributed to the 2011 and prior accident years. Adverse development on 2011 and prior accident years for the year ended December 31, 2021 totaled $26.8 million for the Insurance segment. Favorable development on 2011 and prior accident years for the year ended December 31, 2021 totaled $57.2 million for the Reinsurance segment. For the Reinsurance segment, this favorable development was due in part to lower than expected paid and incurred losses on reported claims within the segment's professional liability product lines across multiple accident years prior to 2012, which partially offset the overall increase in prior accident year losses and loss adjustment expenses within the Reinsurance segment's professional liability product lines driven by the recognition of additional exposures related to net favorable premium adjustments on more recent accident years. This favorable development was also due in part to lower than expected paid losses on reported claims within the segment's general liability product lines on the 2011 accident year.

The remaining difference between the segment loss development implied by the tables for the year ended December 31, 2021 and actual losses and loss adjustment expenses on prior accident years is attributed to the fact that amounts presented in these tables exclude unallocated loss adjustment expenses and exclude amounts attributable to reserve discounting and fair value adjustments recorded in conjunction with acquisitions, as well as differences in the presentation of foreign currency movements, as previously described, none of which are material to the Insurance or Reinsurance segments.

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

10K - 104

Insurance Segment

(dollars in millions)	Ultimate Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not-Reported Liabilities, Net of Reinsurance	Cumulative Number of Reported Claims
	Unaudited									As of December 31,
	As of December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	December 31, 2021
2012	$1,374.7	$1,617.5	$1,495.8	$1,434.1	$1,401.2	$1,367.6	$1,354.4	$1,334.1	$1,323.2	$1,315.0	$42.1	130,000
2013		1,742.5	1,702.6	1,532.2	1,468.6	1,421.7	1,375.3	1,333.2	1,314.0	1,310.3	71.2	91,000
2014			1,869.5	1,704.6	1,636.7	1,578.3	1,529.8	1,508.8	1,475.8	1,478.3	83.9	85,000
2015				1,790.9	1,718.8	1,596.4	1,541.6	1,510.9	1,478.1	1,474.1	99.4	88,000
2016					1,879.0	1,876.0	1,774.1	1,719.5	1,693.0	1,685.6	112.7	100,000
2017						2,335.2	2,204.5	2,084.0	2,044.9	2,031.4	168.4	137,000
2018							2,460.4	2,357.1	2,127.5	2,089.2	251.8	189,000
2019								2,586.3	2,339.7	2,285.1	599.0	224,000
2020									3,114.6	3,005.8	1,404.4	172,000
2021										3,127.9	2,234.7	113,000
Total										$19,802.7

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited									As of December 31,
	As of December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$234.2	$569.7	$783.1	$941.6	$1,057.6	$1,122.6	$1,156.3	$1,183.3	$1,220.6	$1,225.7
2013		272.1	572.9	781.3	952.4	1,041.1	1,103.9	1,127.8	1,162.4	1,176.1
2014			333.0	660.8	898.2	1,066.9	1,173.0	1,257.8	1,306.5	1,326.5
2015				323.2	666.9	879.0	1,043.5	1,154.7	1,246.9	1,276.5
2016					372.7	754.5	985.1	1,171.7	1,302.8	1,366.4
2017						439.3	994.4	1,290.3	1,529.9	1,638.9
2018							495.7	1,029.0	1,364.7	1,516.2
2019								529.5	1,102.2	1,281.2
2020									822.0	1,165.1
2021										478.2
Total										$12,450.8
All outstanding liabilities for unpaid losses and loss adjustment expenses before 2012, net of reinsurance										236.1
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$7,588.0

Ultimate incurred losses and allocated loss adjustment expenses as of December 31, 2013 for the Insurance segment include $256.9 million and $313.7 million of losses and loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to Alterra. Cumulative paid losses and allocated loss adjustment expenses as of December 31, 2013 include $36.8 million and $29.5 million of paid losses and allocated loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to the acquired Alterra reserves and post-acquisition Alterra business. Cumulative paid losses and allocated loss adjustment expenses and cumulative reported claims for the 2012 and 2013 accident years exclude any claims paid or closed prior to the acquisition.

Variability in claim counts is primarily attributable to claim counts associated with a personal lines product with high claim frequency and low claim severity, which we did not write from 2014 to 2016. The related net incurred losses and allocated loss adjustment expenses are not material to the Insurance segment.

10K - 105

Reinsurance Segment

	Ultimate Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not-Reported Liabilities, Net of Reinsurance
	Unaudited									As of December 31,
(dollars in millions)	As of December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	December 31, 2021
2012	$73.1	$553.1	$510.3	$487.0	$458.1	$456.9	$448.7	$445.8	$441.1	$453.2	$40.8
2013		$590.1	$582.1	$547.4	$533.5	$544.1	$506.9	$488.8	$491.1	$485.9	$40.8
2014			575.9	560.5	532.5	579.5	557.7	533.4	517.4	518.6	71.3
2015				528.2	514.4	532.8	524.0	512.9	507.8	495.6	98.6
2016					514.0	524.4	523.6	521.9	531.5	555.8	85.5
2017						901.6	933.9	939.6	940.9	913.1	138.0
2018							753.7	784.9	778.2	783.0	203.0
2019								673.0	687.1	700.3	285.5
2020									684.8	740.2	455.3
2021										741.1	560.6
Total										$6,386.8

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited									As of December 31,
	As of December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$4.1	$64.5	$129.0	$184.2	$231.9	$264.4	$289.6	$309.6	$327.2	$340.5
2013		$71.2	$155.9	$209.0	$267.7	$300.6	$330.7	$349.8	$365.6	$377.5
2014			98.1	157.2	222.9	269.8	306.9	341.1	359.5	376.3
2015				63.8	132.2	204.4	255.4	303.0	328.2	348.5
2016					79.7	169.9	240.7	297.3	349.6	383.7
2017						157.5	358.8	480.5	562.8	626.7
2018							87.3	252.6	355.5	426.1
2019								53.9	178.5	276.1
2020									94.7	206.4
2021										79.8
Total										$3,441.6
All outstanding liabilities for unpaid losses and loss adjustment expenses before 2012, net of reinsurance										372.2
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$3,317.4

Ultimate incurred losses and allocated loss adjustment expenses as of December 31, 2013 for the Reinsurance segment include $477.7 million and $539.3 million of losses and loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to Alterra. Cumulative paid losses and allocated loss adjustment expenses as of December 31, 2013 include $52.6 million and $68.6 million of paid losses and allocated loss adjustment expenses on the 2012 and 2013 accident years, respectively, attributable to the acquired Alterra reserves and post-acquisition Alterra business. Cumulative paid losses and allocated loss adjustment expenses for the 2012 and 2013 accident years exclude any claims paid prior to the acquisition.

10K - 106

The following table presents supplementary information about average historical claims duration as of December 31, 2021 based on the cumulative incurred and paid losses and allocated loss adjustment expenses presented above.

	Average Annual Percentage Payout of Incurred Losses by Age (in Years), Net of Reinsurance
Unaudited	1	2	3	4	5	6	7	8	9	10
Insurance	21.6%	22.9%	14.3%	11.8%	7.2%	5.0%	2.4%	2.0%	1.9%	0.4%
Reinsurance	12.1%	16.5%	13.2%	10.3%	8.4%	6.2%	4.3%	3.6%	3.2%	2.9%

The following table reconciles the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses on the consolidated balance sheet.

(dollars in thousands)	December 31, 2021
Net outstanding liabilities
Insurance segment	$7,588,025
Reinsurance segment	3,317,369
Other underwriting	120,740
Program services and other fronting	11,577
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	11,037,711

Reinsurance recoverable on unpaid losses
Insurance segment	2,180,653
Reinsurance segment	352,193
Other underwriting	134,155
Program services and other fronting	4,209,316
Total reinsurance recoverable on unpaid losses	6,876,317

Unallocated loss adjustment expenses	322,210
Unamortized discount, net of acquisition fair value adjustments, included in unpaid losses and loss adjustment expenses	(57,344)
264,866
Total gross liability for unpaid losses and loss adjustment expenses	$18,178,894

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

At December 31, 2021, A&E reserves were $218.6 million and $66.2 million on a gross and net basis, respectively. At December 31, 2020, A&E reserves were $219.7 million and $65.5 million on a gross and net basis, respectively.

The Company's reserves for losses and loss adjustment expenses related to A&E exposures represent management's best estimate of ultimate settlement values based on statistical analysis of these reserves by the Company's actuaries. A&E exposures are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. A&E reserves could be subject to increases in the future, however, management believes the Company's gross and net A&E reserves at December 31, 2021 are adequate.

10K - 107

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

Within the Company's underwriting operations, at December 31, 2021 and 2020, balances recoverable from the ten largest reinsurers, by group, represented 63% and 60%, respectively, of reinsurance recoverables before considering reinsurance allowances and collateral. At December 31, 2021, the largest reinsurance balance was due from RenaissanceRe and represented 10% of reinsurance recoverables before considering reinsurance allowances and collateral.

Within its program services business, the Company generally enters into 100% quota share reinsurance agreements whereby the Company cedes to the capacity provider (reinsurer) substantially all of its gross liability under all policies issued by and on behalf of the Company by the general agent. However, there are certain programs that contain limits on the reinsurers' obligations to the Company that expose the Company to underwriting risk, including loss ratio caps, exclusions of the credit risk of producers and aggregate reinsurance limits that the Company believes are unlikely to be exceeded. The Company also remains exposed to the credit risk of the reinsurer, or the risk that one of its reinsurers becomes insolvent or otherwise unable or unwilling to pay policyholder claims. This credit risk is generally mitigated by either selecting well capitalized, highly rated authorized capacity providers or requiring that the capacity provider post substantial collateral to secure the reinsured risks, which, in some instances, exceeds the related reinsurance recoverable.

Within the Company's program services business, at December 31, 2021 and 2020, balances recoverable from the ten largest reinsurers, by group, represented 68% and 70%, respectively, of reinsurance recoverables before considering reinsurance allowances and collateral. At December 31, 2021, the largest reinsurance balance was due from Lloyd's of London (Lloyd's) and represented 14% of reinsurance recoverables before considering reinsurance allowances and collateral.

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Year Ended December 31, 2021
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$6,863,229	$1,622,700	$(1,360,763)	$7,125,166
Earned	$6,275,078	$1,482,755	$(1,250,392)	$6,507,441
Program services and other fronting:
Written	2,644,955	307,798	(2,958,188)	(5,435)
Earned	2,453,990	261,591	(2,719,993)	(4,412)
Consolidated:
Written	$9,508,184	$1,930,498	$(4,318,951)	$7,119,731
Earned	$8,729,068	$1,744,346	$(3,970,385)	$6,503,029

10K - 108

	Year Ended December 31, 2020
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$5,715,038	$1,444,967	$(1,222,390)	$5,937,615
Earned	$5,357,888	$1,394,239	$(1,134,501)	$5,617,626
Program services and other fronting:
Written	2,038,743	67,917	(2,112,037)	(5,377)
Earned	2,084,888	74,847	(2,165,156)	(5,421)
Consolidated:
Written	$7,753,781	$1,512,884	$(3,334,427)	$5,932,238
Earned	$7,442,776	$1,469,086	$(3,299,657)	$5,612,205

	Year Ended December 31, 2019
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$5,084,641	$1,349,686	$(1,024,097)	$5,410,230
Earned	$4,767,836	$1,289,375	$(1,008,970)	$5,048,241
Program services and other fronting:
Written	2,256,747	88,897	(2,343,803)	1,841
Earned	2,194,671	78,778	(2,271,897)	1,552
Consolidated:
Written	$7,341,388	$1,438,583	$(3,367,900)	$5,412,071
Earned	$6,962,507	$1,368,153	$(3,280,867)	$5,049,793

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the years ended December 31, 2021, 2020 and 2019 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 38%, 37% and 39% for the years ended December 31, 2021, 2020 and 2019, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 27%, 26% and 27% for the years ended December 31, 2021, 2020 and 2019, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations, which totaled $2.5 billion and $1.6 billion for the years ended December 31, 2021 and 2020, respectively, were ceded.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Years ended December 31,
(dollars in thousands)	2021	2020	2019
Gross	$4,477,752	$4,189,948	$3,447,186
Ceded	(893,230)	(722,619)	(556,618)
Net losses and loss adjustment expenses	$3,584,522	$3,467,329	$2,890,568

10K - 109

11. Life and Annuity Benefits

The following table presents life and annuity benefits.

	December 31,
(dollars in thousands)	2021	2020
Life	$113,797	$125,856
Annuities	753,971	900,298
Accident and health	35,212	43,832
Total	$902,980	$1,069,986

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. As of December 31, 2021 and 2020, the cumulative increase to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $56.6 million and $119.6 million, respectively. During 2021, the Company decreased life and annuity benefits by $63.0 million, reflecting an increase in market yield on the investment securities supporting the policy benefit reserves, and increased the change in net unrealized holding gains included in other comprehensive income by a corresponding amount. During 2020 and 2019, the Company increased life and annuity benefits by $68.2 million and $51.4 million, respectively, as a result of decreases in the market yield on the investment securities supporting the policy benefit reserves, and decreased the change in net unrealized holding gains included in other comprehensive income by corresponding amounts.

Because of the assumptions and estimates used in establishing the Company's reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates. The average discount rate for the life and annuity benefit reserves was 2.3% as of December 31, 2021.

As of December 31, 2021, the largest life and annuity benefits reserve for a single contract was 33.7% of the total.

None of the annuities included in life and annuity benefits on the consolidated balance sheets are subject to discretionary withdrawal.

10K - 110

12. Senior Long-Term Debt and Other Debt

The following table summarizes the Company's senior long-term debt and other debt.

	December 31,
(dollars in thousands)	2021	2020
4.90% unsecured senior notes, due July 1, 2022, interest payable semi-annually, net of unamortized discount of $159 in 2021 and $432 in 2020	$349,815	$349,498
3.625% unsecured senior notes, due March 30, 2023, interest payable semi-annually, net of unamortized discount of $251 in 2021 and $452 in 2020	249,702	249,464
3.50% unsecured senior notes, due November 1, 2027, interest payable semi-annually, net of unamortized discount of $1,445 in 2021 and $1,729 in 2020	298,136	297,769
3.35% unsecured senior notes, due September 17, 2029, interest payable semi-annually, net of unamortized discount of $1,916 in 2021 and $2,163 in 2020	297,700	297,404
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $868 in 2021 and $937 in 2020	128,932	128,859
5.0% unsecured senior notes, due March 30, 2043, interest payable semi-annually, net of unamortized discount of $4,759 in 2021 and $4,983 in 2020	244,978	244,742
5.0% unsecured senior notes, due April 5, 2046, interest payable semi-annually, net of unamortized discount of $5,933 in 2021 and $6,177 in 2020	493,310	493,035
4.30% unsecured senior notes, due November 1, 2047, interest payable semi-annually, net of unamortized discount of $3,821 in 2021 and $3,973 in 2020	295,512	295,333
5.0% unsecured senior notes, due May 20, 2049, interest payable semi-annually, net of unamortized discount of $7,161 in 2021 and $7,422 in 2020	591,621	591,316
4.15% unsecured senior notes, due September 17, 2050, interest payable semi-annually, net of unamortized discount of $5,095 in 2021 and $5,272 in 2020	494,138	493,935
3.45% unsecured senior notes, due May 7, 2052, interest payable semi-annually, net of unamortized discount of $8,461 in 2021	590,378	—
Other debt, at various interest rates ranging from 1.3% to 8.0%	327,044	42,668
Senior long-term debt and other debt	$4,361,266	$3,484,023

In May 2021, the Company issued $600 million of 3.45% unsecured senior notes due May 2052. Net proceeds to the Company were $591.4 million, before expenses. The Company expects to use a portion of these proceeds to retire its 4.9% unsecured senior notes due July 1, 2022 ($350.0 million aggregate principal outstanding at December 31, 2021) and the remainder for general corporate purposes.

In September 2019, the Company issued $300 million of 3.35% unsecured senior notes due September 17, 2029 and $500 million of 4.15% unsecured senior notes due September 17, 2050. Net proceeds to the Company were $297.5 million and $494.5 million, respectively, before expenses. The Company used a portion of these proceeds to purchase or redeem $350.0 million of principal on its 6.25% unsecured senior notes due September 30, 2020 and $250.0 million of principal on its 5.35% unsecured senior notes due June 1, 2021 for a total purchase price of $626.7 million. In connection with the purchases and redemptions described above, the Company recognized a loss on early extinguishment of debt of $17.6 million during 2019.

The Company's 7.35% unsecured senior notes due August 15, 2034 are not redeemable. The Company's other unsecured senior notes are redeemable by the Company at any time, subject to payment of a make-whole premium to the noteholders. None of the Company's senior long-term debt is subject to any sinking fund requirements.

The Company's other debt is primarily associated with its subsidiaries and includes $287.6 million and $42.7 million associated with its Markel Ventures subsidiaries as of December 31, 2021 and 2020, respectively. The Markel Ventures debt is non-recourse to the holding company and generally is secured by the assets of those subsidiaries.

The estimated fair value of the Company's senior long-term debt and other debt was $5.0 billion and $4.4 billion at December 31, 2021 and 2020, respectively.
10K - 111

The following table summarizes the future principal payments due at maturity on senior long-term debt and other debt as of December 31, 2021.

Years Ending December 31,	(dollars in thousands)
2022	$499,043
2023	300,441
2024	27,881
2025	24,853
2026	25,267
2027 and thereafter	3,530,486
Total principal payments	$4,407,971
Net unamortized discount	(39,869)
Net unamortized debt issuance costs	(6,836)
Senior long-term debt and other debt	$4,361,266

The Company maintains a revolving credit facility which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At the Company's discretion, up to $200 million of the total capacity may be used for letters of credit. The Company may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. The Company pays interest on balances outstanding under the facility and a utilization fee for letters of credit issued under the facility. The Company also pays a commitment fee (0.20% at December 31, 2021) on the unused portion of the facility based on the Company's leverage ratio as calculated under the credit agreement. The credit agreement includes financial covenants that require that the Company not exceed a maximum leverage ratio and maintain a minimum amount of consolidated net worth, as well as other customary covenants and events of default. At December 31, 2021 and 2020, the Company had no borrowings outstanding under this revolving credit facility. This facility expires in April 2024.

At December 31, 2021, the Company was in compliance with all covenants contained in its revolving credit facility. To the extent that the Company is not in compliance with its covenants, the Company's access to the revolving credit facility could be restricted.

The Company paid $178.6 million, $178.2 million and $169.7 million in interest on its senior long-term debt and other debt during the years ended December 31, 2021, 2020 and 2019, respectively.

13. Income Taxes

Income before incomes taxes includes the following components, based on country of domicile.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
U.S. operations	$2,263,748	$1,003,714	$1,664,762
Foreign operations	868,445	(3,265)	621,046
Income before incomes taxes	$3,132,193	$1,000,449	$2,285,808

10K - 112

Income tax expense includes the following components, based on the taxing authority to which taxes are paid. The Company's most significant U.K. and Bermuda subsidiaries have elected to be taxed as domestic corporations for U.S. tax purposes. U.S. income tax also includes state income tax expense, which is not material to the consolidated financial statements.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Current:
U.S. income tax	$200,742	$182,046	$122,120
Foreign income tax	29,811	(10,631)	40,841
Total current tax expense	230,553	171,415	162,961
Deferred:
U.S. income tax	438,240	(557)	328,016
Foreign income tax	15,665	(2,176)	(4,631)
Total deferred tax expense (benefit)	453,905	(2,733)	323,385
Income tax expense	$684,458	$168,682	$486,346

For foreign subsidiaries that the Company has not elected to treat as domestic corporations for U.S. tax purposes, the Company is subject to the U.S. Global Intangible Low Taxes Income (GILTI) tax. The Company recognizes the impact of the GILTI tax as incurred, and for the years ended December 31, 2021, 2020 and 2019, GILTI tax was not material to the consolidated financial statements. Additionally, U.S. income taxes have not been recognized on any undistributed earnings of our foreign subsidiaries that are considered indefinitely reinvested, the amount of which is not material to the consolidated financial statements.

The Company made net income tax payments of $204.9 million, $241.7 million and $128.2 million in 2021, 2020 and 2019, respectively. Income taxes payable were $31.3 million and $17.2 million at December 31, 2021 and 2020, respectively, and were included in other liabilities on the consolidated balance sheets. Income taxes receivable were $18.9 million and $26.1 million at December 31, 2021 and 2020, respectively, and were included in other assets on the consolidated balance sheets.

The following table presents a reconciliation of income taxes computed using the U.S. corporate tax rate of 21% to the Company's income tax expense.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Income taxes at U.S. corporate tax rate	$657,760	$210,093	$480,020
Increase (decrease) resulting from:
Tax-exempt investment income	(16,109)	(16,415)	(18,430)
Foreign operations	14,443	6,500	14,718
Nondeductible (deductible) losses on certain foreign investments	1,240	(38,666)	—
Other	27,124	7,170	10,038
Income tax expense	$684,458	$168,682	$486,346

Effective tax rate	22%	17%	21%

10K - 113

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2021	2020
Assets:
Unpaid losses and loss adjustment expenses	$187,609	$192,755
Unearned premiums	139,350	116,714
Lease liabilities	135,795	135,104
Life and annuity benefits	78,777	108,825
Accrued incentive compensation	50,806	30,374
Net operating loss carryforwards	47,510	27,341
Tax credit carryforwards	21,734	15,885
Other differences between financial reporting and tax bases	66,951	63,840
Total gross deferred tax assets	728,532	690,838
Less valuation allowance	(23,352)	(24,396)
Total gross deferred tax assets, net of allowance	705,180	666,442
Liabilities:
Investments	1,401,871	1,102,476
Goodwill and other intangible assets	185,195	173,059
Deferred policy acquisition costs	141,523	118,581
Right-of-use lease assets	127,313	127,391
Property, plant and equipment	126,846	38,920
Other differences between financial reporting and tax bases	129,866	92,150
Total gross deferred tax liabilities	2,112,614	1,652,577
Net deferred tax liability	$1,407,434	$986,135

Deferred tax assets and liabilities are recorded on the consolidated balance sheets on a net basis by taxing jurisdiction. As of December 31, 2021 and 2020, the Company's consolidated balance sheets included net deferred tax liabilities of $1.4 billion and $990.1 million, respectively, in other liabilities and net deferred tax assets of $18.4 million and $3.9 million, respectively, in other assets.

At December 31, 2021, the Company had tax credit carryforwards of $21.7 million, substantially all of which related to foreign tax credits to be used against U.S. income tax. The Company expects to utilize all tax credit carryforwards before expiration. The earliest any of these credits will expire is 2031.

At December 31, 2021, the Company also had net operating losses of $103.8 million that can be used to offset future taxable income in the U.S. The Company's ability to use the majority of these losses is not subject to expiration. At December 31, 2021, certain branch operations in Europe had net operating losses of $75.5 million that can be used to offset future income in their local jurisdictions. The Company's ability to use these losses is not subject to expiration. As discussed below, the deferred tax assets related to losses at certain of the Company's subsidiaries and branches are offset by valuation allowances.

At December 31, 2021, the Company had total gross deferred tax assets of $728.5 million. The Company has a valuation allowance of $23.4 million to offset gross deferred tax assets primarily attributable to cumulative net operating losses at certain of the Company's subsidiaries and branches. The Company believes that it is more likely than not that it will realize the remaining $705.2 million of gross deferred tax assets through generating taxable income or the reversal of existing temporary differences attributable to the gross deferred tax liabilities.

10K - 114

At December 31, 2021, the Company did not have any material unrecognized tax benefits. The Company does not anticipate any changes in unrecognized tax benefits during 2022 that would have a material impact on the Company's income tax provision.

The Company is subject to income tax in the U.S. and in foreign jurisdictions. The Internal Revenue Service is currently examining the Company's 2017 U.S. federal income tax return. The Company believes its income tax liabilities are adequate as of December 31, 2021, however, these liabilities could be adjusted as a result of this examination. With few exceptions, the Company is no longer subject to income tax examination by tax authorities for years ended before January 1, 2017.

14. Employee Benefit Plans

a) The Company maintains defined contribution plans for employees of its U.S. insurance operations in accordance with Section 401(k) of the U.S. Internal Revenue Code of 1986. Employees of the Company's Markel Ventures subsidiaries are provided post-retirement benefits under separate defined contribution plans. The Company also provides various defined contribution plans for employees of its international insurance and other operations, which are in line with local market terms and conditions of employment. Expenses relating to the Company's defined contribution plans were $52.7 million, $48.6 million and $42.4 million in 2021, 2020 and 2019, respectively.

b) The Terra Nova Pension Plan is a defined benefit plan that covers certain employees in the Company's international insurance operations who meet the eligibility conditions set out in the plan. The plan has been closed to new participants since 2001, and employees have not accrued benefits for future service in the plan since April 2012. The projected benefit obligations of the Terra Nova Pension Plan as of December 31, 2021 and 2020 were $210.2 million and $220.5 million, respectively, and the related fair value of plan assets was $243.6 million and $242.3 million, respectively. The corresponding net asset for pension benefits, also referred to as the funded status of the plan, at December 31, 2021 and 2020 was included in other assets on the Company's consolidated balance sheets.

15. Variable Interest Entities

MCIM, a wholly-owned consolidated subsidiary of the Company, is an insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda. Results attributable to MCIM are not included in a reportable segment.

MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). The Markel CATCo Funds issued multiple classes of nonvoting, redeemable preference shares to investors and the Markel CATCo Funds are primarily invested in nonvoting preference shares of Markel CATCo Re. The underwriting results of Markel CATCo Re are attributed to the Markel CATCo Funds through those nonvoting preference shares. Voting shares in Markel CATCo Reinsurance Fund Ltd. and Markel CATCo Re are held by MCIM.

The Markel CATCo Funds and Markel CATCo Re are considered VIEs, as their preference shareholders have no voting rights. MCIM has the power to direct the activities that most significantly impact the economic performance of these entities, but does not have a variable interest in any of the entities. With the exception of an investment in one of the Markel CATCo Funds ($40.7 million and $58.5 million at December 31, 2021 and 2020, respectively), the Company's involvement is generally limited to that of an investment or insurance manager, receiving fees that are at market and commensurate with the level of effort required. The Company is not the primary beneficiary of the Markel CATCo Funds or Markel CATCo Re and therefore does not consolidate these entities.

The Company's exposure to risk from unconsolidated Markel CATCo Funds and Markel CATCo Re is generally limited to its investment and any earned but uncollected fees. The Company has not issued any investment performance guarantees to these VIEs or their investors. As of December 31, 2021 and 2020, net assets under management of MCIM for unconsolidated VIEs were $825.3 million and $929.2 million, respectively.

In July 2019, both the Markel CATCo Funds and Markel CATCo Re were placed into run-off. See note 19 for further details regarding developments in the Company's Markel CATCo operations.

10K - 115

16. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its consolidated subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also provides managing general agent services and acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd's Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers), as well as other unaffiliated insurance entities. Nephila receives management fees for investment and insurance management services provided through its insurance-linked securities operations based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on the annual performance of the funds managed. Nephila also receives commissions from the Nephila Reinsurers, which are based on the direct written premiums of the insurance contracts placed. For the years ended December 31, 2021, 2020 and 2019, total revenues attributed to unconsolidated entities managed by Nephila were $141.9 million, $152.0 million and $165.5 million, respectively.

Through the Company's program services operations and other fronting arrangements, the Company has programs with Nephila through which the Company writes insurance policies that are ceded to Syndicate 2357 and certain other Nephila Reinsurers. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write U.S. catastrophe exposed property risk that is then ceded to Nephila Reinsurers. For the years ended December 31, 2021, 2020 and 2019, gross premiums written through these programs with Nephila were $689.2 million, $412.4 million and $425.0 million, respectively, all of which were ceded to Nephila Reinsurers. As of December 31, 2021 and 2020, reinsurance recoverables on the consolidated balance sheets included $751.0 million and $353.8 million, respectively, due from Nephila Reinsurers. Under these programs, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

Hagerty

The Company holds a minority ownership interest in Hagerty, which operates primarily as a managing general agent under the names Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency and also includes Hagerty Re, a Bermuda Class 3 reinsurance company. Essentia Insurance Company (Essentia), one of the Company's insurance subsidiaries, is an underwriter for Hagerty in the U.S., and a portion of this insurance is ceded to Hagerty Re. For the years ended December 31, 2021, 2020 and 2019, gross written premiums attributable to Hagerty written on Essentia were $591.2 million, $506.7 million and $422.1 million, respectively, of which $335.0 million, $239.3 million and $202.1 million, respectively, were ceded to Hagerty Re.

17. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Years Ended December 31,
(in thousands)	2021	2020
Issued and outstanding common shares, beginning of year	13,783	13,794
Issuance of common shares	18	13
Repurchase of common shares	(169)	(24)
Issued and outstanding common shares, end of year	13,632	13,783

10K - 116

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at December 31, 2021 and 2020. The outstanding preferred shares were issued in May 2020 for an aggregate initial purchase price of $600 million and net proceeds of $591.9 million. The Company has the option to redeem the preferred shares:

•in whole but not in part, at any time, within 90 days after the occurrence of a "rating agency event," at $1,020 per preferred share, plus accrued and unpaid dividends,
•in whole but not in part, at any time, within 90 days after the occurrence of a "regulatory capital event" at $1,000 per preferred share, plus accrued and unpaid dividends, or
•in whole or in part, on June 1, 2025, or every fifth anniversary of that date, at $1,000 per preferred share, plus accrued and unpaid dividends.

A "rating agency event" means that any nationally recognized statistical rating organization that publishes a rating for the Company amends, clarifies or changes the criteria it uses to assign equity credit to securities like the preferred shares, which results in shortening the length of time that the preferred shares are assigned a particular level of equity credit or in the lowering of the equity credit assigned to the preferred shares.

A "regulatory capital event" means that the Company becomes subject to capital adequacy supervision by a capital regulator and determines that, under such capital adequacy guidelines, the liquidation preference amount of the preferred shares would not qualify as capital.

The preferred shares rank senior to the Company's common stock with respect to the payment of dividends and liquidation rights. Holders of the preferred shares are entitled to receive non-cumulative cash dividends, when, as and if declared by the Board of Directors, from the original issue date, semi-annually in arrears on the first day of June and December of each year. The Company accrues dividends when they are declared by the Board of Directors. To the extent declared, these dividends will accrue, on the liquidation preference of $1,000 per share, at a fixed annual rate of 6.00% from the original issue date to June 1, 2025. After June 1, 2025, the dividend rate will reset every five years and accrue at an annual rate equal to the five-year U.S. Treasury Rate as of two business days prior to the reset date, plus 5.662%. Dividends will not be cumulative and will not be mandatory. Accordingly, if dividends are not declared for any dividend period, then dividends for that dividend period will not accrue and will not be payable.

For the years ended December 31, 2021 and 2020, the Company declared and paid dividends on preferred shares of $36.0 million, or $60.00 per share, and $18.4 million, or $30.67 per share, respectively.

c) The following table presents net income per common share and diluted net income per common share.

	Years Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Net income to common shareholders	$2,389,003	$797,630	$1,790,466
Adjustment of redeemable noncontrolling interests	46,874	(28,705)	1,105
Adjusted net income to common shareholders	$2,435,877	$768,925	$1,791,571

Basic common shares outstanding	13,768	13,811	13,861
Dilutive potential common shares from restricted stock units and restricted stock (1)	32	12	20
Diluted common shares outstanding	13,800	13,823	13,881
Basic net income per common share	$176.92	$55.67	$129.25
Diluted net income per common share (1)	$176.51	$55.63	$129.07
(1)    The Company has issued grants and awards of restricted stock units to employees as performance, retention or hiring incentives, as well as awards of restricted stock to non-employee directors, under its equity incentive compensation plan. At December 31, 2021, there were 151,417 shares available for future awards under the Company's equity incentive compensation plan.

10K - 117

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

(dollars in thousands)	Unrealized Gains on Available-for-Sale Investments	Foreign Currency	Net Actuarial Pension Loss	Total
December 31, 2018	$48,060	$(86,652)	$(56,058)	$(94,650)
Total other comprehensive income before income taxes	381,890	403	6,390	388,683
Income tax expense	(83,913)	—	(1,348)	(85,261)
Total other comprehensive income	297,977	403	5,042	303,422
December 31, 2019	$346,037	$(86,249)	$(51,016)	$208,772
Total other comprehensive income (loss) before income taxes	442,089	29,829	(8,849)	463,069
Income tax (expense) benefit	(89,316)	—	1,851	(87,465)
Total other comprehensive income (loss)	352,773	29,829	(6,998)	375,604
December 31, 2020	$698,810	$(56,420)	$(58,014)	$584,376
Total other comprehensive income (loss) before income taxes	(450,096)	(2,091)	10,663	(441,524)
Income tax (expense) benefit	95,158	1,880	(2,273)	94,765
Total other comprehensive income (loss)	(354,938)	(211)	8,390	(346,759)
December 31, 2021	$343,872	$(56,631)	$(49,624)	$237,617

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

Matters related to or arising from the Company's Markel CATCo operations, including matters of which the Company is currently unaware, could result in additional claims, litigation, investigations, enforcement actions or proceedings. For example, on December 2, 2021, seven jointly managed investment funds that were invested in the Markel CATCo Funds filed a lawsuit in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County Florida against the former Chief Executive Officer of MCIM alleging fraudulent and negligent misrepresentation. This lawsuit seeks relief of, among other things, compensatory damages in the amount of $69.0 million, plus return of invested funds and related fees and expenses, punitive damages, and other costs and interest. On December 3, 2021, another investor in the Markel CATCo Funds filed a lawsuit the United States District Court for the Middle District of Florida against the former Chief Executive Officer of MCIM alleging fraudulent and negligent misrepresentation. This lawsuit claims that the plaintiff suffered losses of "nearly $20 million" and seeks relief of, among other things, compensatory damages, attorneys' fees, punitive damages, and other costs and interest. The former CEO of MCIM has sought indemnification from the Markel CATCo entities in connection with these lawsuits. The Company believes the claims are without merit and any material loss resulting from these lawsuits to be remote.
10K - 118

Additional litigation may be filed by other investors in the Markel CATCo Funds. The Company also could become subject to increased regulatory scrutiny, investigations or proceedings in any of the jurisdictions where it operates. If any regulatory authority takes action against the Company or the Company enters into an agreement to settle a matter, the Company may incur sanctions or be required to pay substantial fines or implement remedial measures that could prove costly or disruptive to its businesses and operations. An unfavorable outcome could have a material adverse effect on the Company's results of operations and financial condition. Even if an unfavorable outcome does not materialize, these matters could have an adverse impact on the Company's reputation and result in substantial expense and disruption. Costs incurred in connection with Markel CATCo litigation and disputes, and related matters, are being expensed as incurred.

In addition, the Company may take steps to mitigate potential risks or liabilities related to or arising from the Company's Markel CATCo operations. For example, in September and October 2021, and in February 2022, terms were announced of a proposed transaction that would allow the acceleration of a full return of remaining capital to investors in the Markel CATCo Funds, which are currently in run-off. Under the terms of the proposed transaction, the Company would provide cash funding that is not expected to exceed $175 million and tail risk cover of $145 million to Markel CATCo Re in exchange for the Markel CATCo Funds' interests in Markel CATCo Re. The Company would also make $120 million in payments to or for the benefit of investors, which would be an expense to the Company. These amounts are estimates and are subject to change, primarily based on the NAV of the Markel CATCo Funds at the closing of the transaction, the amount of capital available for distribution from the Markel CATCo Funds at the closing of the transaction and the ultimate level of tail risk cover provided by the Company. As a result of the transaction, the Company would have exposure to adverse loss development on reinsurance contracts written by Markel CATCo Re for loss events that occurred in 2020 and prior years. However, subsequent favorable development on loss reserves held by Markel CATCo Re, less estimated transaction costs and operating expenses, would be distributed to investors. As a condition to this transaction, all investors in the Markel CATCo Funds, the Markel CATCo Group Companies (MCIM, the Markel CATCo Funds and Markel CATCo Re), Markel Corporation and each of their related parties, among others, would grant mutual releases of all claims related to the transaction, the Markel CATCo Group Companies' businesses and the investors' investments in the Funds. Over 99% of investors in the Markel CATCo Funds have undertaken to support the proposed transaction, but it is still subject to formal investor approval and is also subject to court approvals in both Bermuda and the United States. If all required approvals are obtained, the transaction is expected to close in the first half of 2022. In connection with the transaction, the Markel CATCo Group Companies entered into provisional liquidation in Bermuda on October 1, 2021. On November 4, 2021, the provisional liquidation was recognized in the United States under Chapter 15 of the United States Bankruptcy Code. Other steps the Company may take to mitigate potential risks or liabilities related to or arising from the Company's Markel CATCo operations could have a material impact on the Company's results of operations or financial condition.

b) Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

10K - 119

20. Statutory Financial Information

a) The following table summarizes statutory capital and surplus for the Company's insurance subsidiaries.

	December 31,
(dollars in thousands)	2021	2020
United States	$4,493,310	$3,967,112
United Kingdom	$736,575	$635,382
Bermuda	$2,106,606	$1,905,070
Other	$95,693	$103,828

As of December 31, 2021, the Company's actual statutory capital and surplus significantly exceeded the regulatory requirements. As a result, the amount of statutory capital and surplus necessary to satisfy regulatory requirements is not significant in relation to actual statutory capital and surplus.

The following table summarizes statutory net income (loss) for the Company's insurance subsidiaries.

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
United States	$705,908	$616,135	$419,396
United Kingdom	$56,546	$(25,776)	$108,759
Bermuda	$556,275	$228,740	$447,479
Other	$1,780	$(4,628)	$(4,499)

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

United States

The laws of the domicile states of the Company's U.S. insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company's U.S. insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. As of December 31, 2021, the Company's U.S. insurance subsidiaries could pay up to $740.8 million to the holding company during the following 12 months under the ordinary dividend regulations.

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

10K - 120

Bermuda

The Company's Bermuda insurance subsidiary, Markel Bermuda Limited (MBL), is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. At December 31, 2021, MBL satisfied both the enhanced capital requirements and the minimum solvency and liquidity requirements.

Under the Bermuda Insurance Act, MBL is prohibited from paying or declaring dividends during a fiscal year if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of the dividend would cause a breach of those requirements. If an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA. Further, MBL is prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus as set forth in its previous year's statutory balance sheet unless at least seven days before payment of those dividends it files with the BMA an affidavit stating that it will continue to meet its solvency margin and minimum liquidity ratio. MBL must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. In addition, as a long-term insurer, MBL may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by MBL's approved actuary, exceeds the liabilities of its long-term business. The amount of the dividend cannot exceed the aggregate of that excess and any other funds legally available for the payment of the dividend. As of December 31, 2021, MBL could pay up to $526.7 million to the holding company during the following 12 months without making any additional filings with the BMA.

Other Jurisdictions
The Company's other foreign subsidiaries, including its German insurance subsidiary, are subject to capital and solvency requirements in their respective jurisdictions of domicile.

b) Lloyd's sets the corporate members' required capital annually based on each syndicates' business plans, rating environment, reserving environment and input arising from Lloyd's discussions with, among others, regulatory and rating agencies. Such required capital is referred to as Funds at Lloyd's (FAL) and comprises cash and investments. The amount of cash and investments held as FAL as of December 31, 2021 was $1.0 billion. Of this amount, $329.9 million was provided by the holding company and is not available for general use by the Company. The remaining amount, provided by the Company's insurance subsidiaries, is not available for distribution to the holding company. The Company's corporate member may also be required to maintain funds under the control of Lloyd's in excess of its capital requirements and such funds also may not be available for distribution to the holding company.

10K - 121

21. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial position, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
	(dollars in thousands)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $210,111 in 2021 and $248,206 in 2020)	$228,705	$274,297
Equity securities (cost of $1,771,597 in 2021 and $1,307,230 in 2020)	2,784,189	1,817,068
Short-term investments, available-for-sale (estimated fair value approximates cost)	1,474,997	1,249,970
Total Investments	4,487,891	3,341,335
Cash and cash equivalents	763,985	657,539
Restricted cash and cash equivalents	15,485	65,971
Receivables	18,770	14,737
Investments in consolidated subsidiaries	13,276,669	12,259,007
Notes receivable from subsidiaries	135,756	85,756
Income taxes receivable	48,344	37,505
Other assets	408,161	364,403
Total Assets	$19,155,061	$16,826,253
LIABILITIES AND SHAREHOLDERS' EQUITY
Senior long-term debt	$4,034,223	$3,441,355
Notes payable to subsidiaries	32,753	317,753
Net deferred tax liability	295,289	170,270
Other liabilities	97,748	97,086
Total Liabilities	4,460,013	4,026,464
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,441,079	3,428,340
Retained earnings	10,424,461	8,195,182
Accumulated other comprehensive income	237,617	584,376
Total Shareholders' Equity	14,695,048	12,799,789
Total Liabilities and Shareholders' Equity	$19,155,061	$16,826,253

10K - 122

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
REVENUES
Net investment income	$20,177	$18,026	$48,845
Dividends on common stock of consolidated subsidiaries	1,081,988	466,244	863,335
Net investment gains:
Net realized investment gains	23,652	27,774	3,848
Change in fair value of equity securities	514,727	82,389	293,296
Net investment gains	538,379	110,163	297,144
Total Revenues	1,640,544	594,433	1,209,324
EXPENSES
Services and other expenses	22,379	1,025	6,436
Interest expense	185,568	187,562	219,082
Net foreign exchange losses (gains)	(6,236)	6,823	3,973
Loss on early extinguishment of debt	—	—	13,656
Total Expenses	201,711	195,410	243,147
Income Before Equity in Undistributed Earnings of Consolidated Subsidiaries and Income Taxes	1,438,833	399,023	966,177
Equity in undistributed earnings of consolidated subsidiaries	1,081,976	400,289	851,337
Income tax (expense) benefit	(95,806)	16,718	(27,048)
Net Income to Shareholders	2,425,003	816,030	1,790,466
Preferred stock dividends	(36,000)	(18,400)	—
Net Income to Common Shareholders	$2,389,003	$797,630	$1,790,466
OTHER COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS
Change in net unrealized gains on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$(5,885)	$21,482	$14,016
Consolidated subsidiaries' net holding gains (losses) arising during the period	(342,430)	334,677	285,109
Reclassification adjustments for net gains included in net income to shareholders	(34)	(14,937)	(4,591)
Consolidated subsidiaries' reclassification adjustments for net gains (losses) included in net income to shareholders	(6,589)	11,551	3,443
Change in net unrealized gains on available-for-sale investments, net of taxes	(354,938)	352,773	297,977
Consolidated subsidiaries' change in foreign currency translation adjustments, net of taxes	(211)	29,829	403
Consolidated subsidiaries' change in net actuarial pension loss, net of taxes	8,390	(6,998)	5,042
Total Other Comprehensive Income (Loss) to Shareholders	(346,759)	375,604	303,422
Comprehensive Income to Shareholders	$2,078,244	$1,191,634	$2,093,888

10K - 123

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
OPERATING ACTIVITIES
Net income to shareholders	$2,425,003	$816,030	$1,790,466
Adjustments to reconcile net income to shareholders to net cash provided by operating activities	(2,213,261)	(708,162)	(1,530,940)
Net Cash Provided By Operating Activities	211,742	107,868	259,526
INVESTING ACTIVITIES
Proceeds from sales of fixed maturity securities and equity securities	105,700	557,088	326,564
Proceeds from maturities, calls and prepayments of fixed maturity securities	37,607	39,051	41,673
Cost of fixed maturity securities and equity securities purchased	(73,644)	(90,459)	(82,332)
Net change in short-term investments	(224,646)	(522,666)	(236,251)
Return of capital from subsidiaries	17,193	15,164	14,865
Decrease (increase) in notes receivable due from subsidiaries	(50,000)	(25,000)	100,000
Capital contributions to subsidiaries	(271,729)	(605,426)	(413,148)
Cost of equity method investments	(38,550)	(4,917)	(213,100)
Other	(5,368)	17,984	6,719
Net Cash Used By Investing Activities	(503,437)	(619,181)	(455,010)
FINANCING ACTIVITIES
Additions to senior long-term debt	591,354	—	1,384,182
Decrease in notes payable to subsidiaries	—	(50,000)	(99,839)
Repayment of senior long-term debt	—	—	(484,811)
Premiums and fees related to early extinguishment of debt	—	—	(13,248)
Repurchases of common stock	(206,518)	(26,832)	(116,307)
Issuance of preferred stock, net	—	591,891	—
Dividends paid on preferred stock	(36,000)	(18,400)	—
Other	(1,181)	15	(2,564)
Net Cash Provided By Financing Activities	347,655	496,674	667,413
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	55,960	(14,639)	471,929
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	723,510	738,149	266,220
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF YEAR	$779,470	$723,510	$738,149

10K - 124

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls), as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). This evaluation was conducted under the supervision and with the participation of our management, including the Co-Principal Executive Officers (Co-PEOs) and the Principal Financial Officer (PFO).

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

Under the supervision and with the participation of management, including the Co-PEOs and the PFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which is included herein.

Changes in Internal Control Over Financial Reporting

In April 2020, we acquired Lansing Building Products, LLC (Lansing) whose assets and revenues represented 2% of our consolidated assets and 7% of our consolidated operating revenues as of and for the year ended December 31, 2020. We excluded Lansing from our evaluation of internal control over financial reporting as of December 31, 2020. During 2021, we incorporated Lansing into our evaluation of internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

10K - 125

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Markel Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Markel Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia
February 18, 2022
10K - 126

PART III

Except for the information set forth under "Information About Our Executive Officers" in Part I, the information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Company's Proxy Statement for its 2022 Annual Meeting of Shareholders pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Our independent registered public accounting firm is KPMG LLP, Richmond, VA, Auditor Firm ID: 185.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements, as well as the Report of Independent Registered Public Accounting Firm, are included in Item 8.

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the consolidated financial statements or notes to consolidated financial statements.

(b) Exhibits
See Exhibit Index.
10K - 127

EXHIBIT INDEX

Exhibit No.	Document Description

3.1(a)	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 13, 2011)

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 27, 2020)

3.2	Bylaws, as amended and restated May 11, 2020 (incorporated by reference from Exhibit 3.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2020)

4.1	Description of Registrant's Securities (incorporated by reference from Exhibit 4.1 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2020)

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
Fifteenth Supplemental Indenture, dated as of September 17, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission September 17, 2019)

4.2(l)
Sixteenth Supplemental Indenture, dated as of May 7, 2021, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 7, 2021)

10K - 128

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

Exhibit No.	Document Description

10.1(a)
Credit Agreement, dated as of April 10, 2019, among Markel Corporation, Markel Bermuda Limited, Markel Global Reinsurance Company, Alterra Finance LLC, the lenders party from time to time thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission April 12, 2019)

10.1(b)
First Amendment to Credit Agreement, dated as of December 13, 2019, among Markel Corporation, Markel Bermuda Limited, Markel Global Reinsurance Company, Alterra Finance LLC and Wells Fargo National Association (incorporated by reference from Exhibit 10.1(b) in the Registrant's Report on Form 10-K filed with the Commission for the year ended December 31, 2019)

10.2
Form of Amended and Restated Employment Agreement with Anthony F. Markel (incorporated by reference from Exhibit 10.4 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2008)*

10.3(a)
Amended and Restated Employment Agreement with Steven A. Markel (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended September 30, 2015)*

10.3(b)
Amendment dated as of December 31, 2017 to Amended and Restated Employment Agreement with Steven A. Markel (incorporated by reference from Exhibit 10.6 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2017)*

10.4	Form of Amended and Restated Executive Employment Agreement with Thomas S. Gayner and Richard R. Whitt, III* **

10.5	Form of Amended and Restated Executive Employment Agreement with Robert C. Cox, Michael R. Heaton, Bradley J. Kiscaden, Jeremy A. Noble and Richard R. Grinnan* **

10.6(a)	Markel Corporation Voluntary Deferral Plan (incorporated by reference from Exhibit 10.14 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2015)*

10.6(b)
Amendment to Markel Corporation Voluntary Deferral Plan (incorporated by reference from Exhibit 10.20 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2018)*

10.6(c)
Amendment to Markel Corporation Voluntary Deferral Plan (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended September 30, 2019)*

10.7(a)	Markel Corporation Omnibus Incentive Plan (incorporated by reference from Appendix B in the Registrant's Proxy Statement and Definitive 14A filed with the Commission April 2, 2003)*

10.7(b)
May 2010 Restricted Stock Units Deferral Election Form (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2010)*

10.8(a)	Markel Corporation 2012 Equity Incentive Compensation Plan (incorporated by reference from Appendix A in the Registrant's Proxy Statement and Definitive 14A filed with the Commission March 16, 2012)*

10.8(b)
Restricted Stock Units Deferral Election Form for the 2012 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.24 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2012)*

10.9
Markel Corporation Executive Bonus Plan, as amended and restated May 14, 2018 (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2018)*

10.10(a)	2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission May 19, 2016)*

10.10(b)
Form of Performance-Based (Graded Vesting) Restricted Stock Unit Award Agreement for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended March 31, 2018)*

10.10(c)
Form of Performance-Based (Cliff Vesting) Restricted Stock Unit Award Agreement for Executive Officers (revised 2019) for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.5 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended March 31, 2019)*

10K - 129

10.10(d)
Form of Performance-Based Restricted Stock Unit Award Agreement (adopted 2019) for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.15(i) in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2019)*

10.10(e)
Form of Restricted Stock Award Agreement for Outside Directors for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2020)*

10.10(f)
Form of Performance-Based Restricted Stock Unit Award Agreement (adopted 2021) for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.1(a) in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended March 31, 2021)*

10.10(g)
Form of Time-Based Restricted Stock Unit Award Agreement (adopted 2021) for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.1(b) in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended March 31, 2021)*

10.11	Markel Corporation 2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission May 15, 2020)*

21	Certain Subsidiaries of Markel Corporation**

23	Consent of KPMG LLP**

31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 18, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Indicates management contract or compensatory plan or arrangement
**    Filed with this report

10K - 130

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

/s/ Thomas S. Gayner	/s/ Richard R. Whitt, III	/s/ Jeremy A. Noble
Thomas S. Gayner	Richard R. Whitt, III	Jeremy A. Noble
Co-Chief Executive Officer	Co-Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Co-Principal Executive Officer)	(Co-Principal Executive Officer)	(Principal Financial Officer)
February 18, 2022	February 18, 2022	February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven A. Markel	Chairman of the Board	February 18, 2022
Steven A. Markel

/s/ Thomas S. Gayner	Director, Co-Chief Executive Officer	February 18, 2022
Thomas S. Gayner	(Co-Principal Executive Officer)

/s/ Richard R. Whitt, III	Director, Co-Chief Executive Officer	February 18, 2022
Richard R. Whitt, III	(Co-Principal Executive Officer)

/s/ Jeremy A. Noble	Senior Vice President and Chief Financial Officer	February 18, 2022
Jeremy A. Noble	(Principal Financial Officer)

/s/ Brian J. Costanzo	Chief Accounting Officer	February 18, 2022
Brian J. Costanzo	(Principal Accounting Officer)

/s/ Mark M. Besca	Director	February 18, 2022
Mark M. Besca

/s/ K. Bruce Connell	Director	February 18, 2022
K. Bruce Connell

/s/ Greta J. Harris	Director	February 18, 2022
Greta J. Harris

/s/ Morgan E. Housel	Director	February 18, 2022
Morgan E. Housel

/s/ Diane Leopold	Director	February 18, 2022
Diane Leopold

/s/ Lemuel E. Lewis	Director	February 18, 2022
Lemuel E. Lewis

/s/ Anthony F. Markel	Director	February 18, 2022
Anthony F. Markel

/s/ Harold L. Morrison, Jr.	Director	February 18, 2022
Harold L. Morrison, Jr.

/s/ Michael O'Reilly	Director	February 18, 2022
Michael O'Reilly

/s/ A. Lynne Puckett	Director	February 18, 2022
A. Lynne Puckett
10K - 131