Form 10-Q
period 2022-03-31
MARKEL CORP
filed 2022-04-26
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at April 19, 2022: 13,567,910

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $12,435,270 in 2022 and $12,061,467 in 2021)	$12,295,298	$12,587,305
Equity securities (cost of $2,876,496 in 2022 and $2,867,899 in 2021)	8,655,757	9,023,927
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,093,215	1,799,988
Total Investments	23,044,270	23,411,220
Cash and cash equivalents	3,891,080	3,978,490
Restricted cash and cash equivalents	1,316,503	902,457
Receivables	2,686,731	2,413,938
Reinsurance recoverables	7,191,433	7,293,555
Deferred policy acquisition costs	899,358	794,145
Prepaid reinsurance premiums	1,940,719	1,798,571
Goodwill	2,773,587	2,899,140
Intangible assets	1,773,784	1,822,486
Other assets	3,467,792	3,163,094
Total Assets	$48,985,257	$48,477,096
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$18,843,130	$18,178,894
Life and annuity benefits	824,174	902,980
Unearned premiums	5,923,624	5,383,619
Payables to insurance and reinsurance companies	634,089	616,665
Senior long-term debt and other debt (estimated fair value of $4,602,000 in 2022 and $5,017,000 in 2021)	4,428,692	4,361,266
Other liabilities	3,744,465	3,832,084
Total Liabilities	34,398,174	33,275,508
Redeemable noncontrolling interests	480,351	461,378
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,469,449	3,441,079
Retained earnings	10,278,405	10,446,763
Accumulated other comprehensive income (loss)	(238,567)	237,617
Total Shareholders' Equity	14,101,178	14,717,350
Noncontrolling interests	5,554	22,860
Total Equity	14,106,732	14,740,210
Total Liabilities and Equity	$48,985,257	$48,477,096

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,759,770	$1,497,695
Net investment income	72,734	96,570
Net investment gains (losses)	(358,399)	526,871
Products revenues	481,621	328,832
Services and other revenues	650,510	450,226
Total Operating Revenues	2,606,236	2,900,194
OPERATING EXPENSES
Losses and loss adjustment expenses	972,372	879,918
Underwriting, acquisition and insurance expenses	590,365	526,743
Products expenses	447,819	296,526
Services and other expenses	591,776	412,097
Amortization of intangible assets	46,049	39,553
Total Operating Expenses	2,648,381	2,154,837
Operating Income (Loss)	(42,145)	745,357
Interest expense	(49,692)	(42,389)
Net foreign exchange gains	23,494	25,084
Income (Loss) Before Income Taxes	(68,343)	728,052
Income tax (expense) benefit	18,429	(148,371)
Net Income (Loss)	(49,914)	579,681
Net income attributable to noncontrolling interests	(2,929)	(5,987)
Net Income (Loss) to Shareholders	(52,843)	573,694
Preferred stock dividends	—	—
Net Income (Loss) to Common Shareholders	$(52,843)	$573,694

OTHER COMPREHENSIVE LOSS
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes:
Net holding losses arising during the period	$(476,518)	$(214,376)
Reclassification adjustments for net gains (losses) included in net income (loss)	437	(88)
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(476,081)	(214,464)
Change in foreign currency translation adjustments, net of taxes	(1,248)	(808)
Change in net actuarial pension loss, net of taxes	1,132	592
Total Other Comprehensive Loss	(476,197)	(214,680)
Comprehensive Income (Loss)	(526,111)	365,001
Comprehensive income attributable to noncontrolling interests	(2,916)	(6,004)
Comprehensive Income (Loss) to Shareholders	$(529,027)	$358,997

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(6.58)	$42.09
Diluted	$(6.58)	$42.02
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Three Months Ended March 31, 2022	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2021	$591,891	$3,441,079	$10,446,763	$237,617	$14,717,350	$22,860	$14,740,210	$461,378
Net income (loss)			(52,843)	—	(52,843)	(573)	(53,416)	3,502
Other comprehensive loss			—	(476,184)	(476,184)	—	(476,184)	(13)
Comprehensive Income (Loss)					(529,027)	(573)	(529,600)	3,489
Repurchase of common stock	—	—	(79,296)	—	(79,296)	—	(79,296)	—
Restricted stock units expensed	—	28,464	—	—	28,464	—	28,464	—
Adjustment of redeemable noncontrolling interests	—	—	(36,940)	—	(36,940)	—	(36,940)	36,940
Adjustment to Metromont purchase price allocation	—	—	—	—	—	—	—	(18,681)
Disposition of Velocity	—	—	—	—	—	(22,059)	(22,059)	—
Other	—	(94)	721	—	627	5,326	5,953	(2,775)
March 31, 2022	$591,891	$3,469,449	$10,278,405	$(238,567)	$14,101,178	$5,554	$14,106,732	$480,351

Three Months Ended March 31, 2021	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2020	$591,891	$3,428,340	$8,195,182	$584,376	$12,799,789	$14,892	$12,814,681	$245,642
Cumulative effect of change in accounting policy			22,302	—	22,302	—	22,302	—
January 1, 2021	591,891	3,428,340	8,217,484	584,376	12,822,091	14,892	12,836,983	245,642
Net income (loss)			573,694	—	573,694	6,675	580,369	(688)
Other comprehensive income (loss)			—	(214,697)	(214,697)	—	(214,697)	17
Comprehensive Income (Loss)					358,997	6,675	365,672	(671)
Repurchase of common stock	—	—	(22,023)	—	(22,023)	—	(22,023)	—
Restricted stock units expensed	—	19,160	—	—	19,160	—	19,160	—
Adjustment of redeemable noncontrolling interests	—	—	7,906	—	7,906	—	7,906	(7,906)
Purchase of noncontrolling interest	—	(531)	—	—	(531)	—	(531)	(147)
Other	—	645	1	—	646	(347)	299	(2,264)
March 31, 2021	$591,891	$3,447,614	$8,777,062	$369,679	$13,186,246	$21,220	$13,207,466	$234,654

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(49,914)	$579,681
Adjustments to reconcile net income (loss) to net cash provided by operating activities	464,787	(261,557)
Net Cash Provided By Operating Activities	414,873	318,124
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	119,545	100,123
Cost of fixed maturity securities purchased	(517,400)	(552,178)
Proceeds from sales of equity securities	76,788	69,118
Cost of equity securities purchased	(112,783)	(43,517)
Net change in short-term investments	(287,027)	(663,120)
Additions to property and equipment	(51,696)	(30,650)
Consolidation of Markel CATCo Re, net	629,955	—
Proceeds from sale of business, net	106,846	37,131
Other	(14,204)	5,506
Net Cash Used By Investing Activities	(49,976)	(1,077,587)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	254,285	152,355
Repayment of senior long-term debt and other debt	(189,031)	(71,586)
Repurchases of common stock	(79,296)	(22,023)
Other	(4,808)	(5,039)
Net Cash Provided (Used) By Financing Activities	(18,850)	53,707
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(19,411)	(12,989)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	326,636	(718,745)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,880,947	5,216,649
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$5,207,583	$4,497,904

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

a) Basis of Presentation. The consolidated balance sheet as of March 31, 2022 and the related consolidated statements of income (loss) and comprehensive income (loss) and changes in equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Except for the adjustment described in note 15, such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2021 was derived from Markel Corporation's audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For a more complete description of the Company's business and accounting policies, readers are urged to review the Company's 2021 Annual Report on Form 10-K, as well as note 15 for details regarding a change to the Company's policy for accounting for deferred policy acquisition costs.

b) Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The FASB subsequently issued several ASUs as amendments to ASU No. 2018-12. The standard requires insurance companies with long duration contracts to: (1) review and, if there is a change, update the assumptions used to measure expected cash flows at least annually; (2) update the discount rate assumption at each reporting date; and (3) enhance disclosures related to the significant inputs, judgments, assumptions and methods used to measure the liability. ASU No. 2018-12 becomes effective for the Company during the first quarter of 2023 and will be applied using a modified retrospective approach that requires restatement of prior periods presented. The standard will, among other things, impact the discount rate used in estimating reserves for the Company's life and annuity reinsurance portfolio, which is in runoff. Currently, the discount rate assumption is locked-in for the life of the contracts, unless there is a loss recognition event. The Company is currently evaluating ASU No. 2018-12 to determine the impact that adopting this standard will have on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which becomes effective for the Company during the first quarter of 2023. ASU No. 2021-08 requires contract assets and liabilities accounted for under FASB ASC 606, Revenue from Contracts with Customers, to be recorded at the acquisition date as if the acquirer entered into those contracts itself on the contract inception dates, rather than at fair value. At adoption, ASU No. 2021-08 will not impact the Company's financial position, results of operations or cash flows, but prospectively, this ASU will impact amounts recorded by the Company for assets acquired and liabilities assumed in conjunction with certain acquisitions.

2. Segment Reporting Disclosures

The chief operating decision maker reviews the Company's ongoing underwriting operations on a global basis in the following two segments: Insurance and Reinsurance. In determining how to allocate resources and assess the performance of the Company's underwriting results, management considers many factors, including the nature of the insurance product sold, the type of account written and the type of customer served. The Insurance segment includes all direct business and facultative placements written on a risk-bearing basis within the Company's underwriting operations. The Reinsurance segment includes all treaty reinsurance written on a risk-bearing basis within the Company's underwriting operations. All investing activities related to the Company's insurance operations are included in the Investing segment.

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

	Three Months Ended March 31, 2022
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)	Consolidated
Gross premium volume	$1,943,306	$576,316	$—	$—	$878,665	$3,398,287
Net written premiums	1,611,020	555,220	—	—	(1,506)	2,164,734

Earned premiums	1,477,148	283,967	—	—	(1,345)	1,759,770
Losses and loss adjustment expenses:
Current accident year	(886,237)	(182,458)	—	—	—	(1,068,695)
Prior accident years	98,640	(2,083)	—	—	(234)	96,323
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(310,406)	(71,754)	—	—	—	(382,160)
Other underwriting expenses	(191,651)	(14,389)	—	—	(2,165)	(208,205)
Underwriting profit (loss)	187,494	13,283	—	—	(3,744)	197,033
Net investment income	—	—	72,727	7	—	72,734
Net investment losses	—	—	(358,399)	—	—	(358,399)
Products revenues	—	—	—	481,621	—	481,621
Services and other revenues	—	—	—	468,764	181,746	650,510
Products expenses	—	—	—	(447,819)	—	(447,819)
Services and other expenses	—	—	—	(431,903)	(159,873)	(591,776)
Amortization of intangible assets (3)	—	—	—	(20,933)	(25,116)	(46,049)
Segment profit (loss)	$187,494	$13,283	$(285,672)	$49,737	$(6,987)	$(42,145)
Interest expense						(49,692)
Net foreign exchange gains						23,494
Loss before income taxes						$(68,343)
U.S. GAAP combined ratio (4)	87%	95%			NM (5)	89%
(1)    Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $25.0 million for the three months ended March 31, 2022.
(2)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $9.8 million for the three months ended March 31, 2022, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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
(5)    NM - Ratio is not meaningful

	Three Months Ended March 31, 2021
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)	Consolidated
Gross premium volume	$1,638,327	$532,518	$—	$—	$634,007	$2,804,852
Net written premiums	1,387,430	494,085	—	—	(445)	1,881,070

Earned premiums	1,244,027	254,087	—	—	(419)	1,497,695
Losses and loss adjustment expenses:
Current accident year	(798,247)	(172,501)	—	—	—	(970,748)
Prior accident years	119,064	(28,655)	—	—	421	90,830
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(260,599)	(61,988)	—	—	—	(322,587)
Other underwriting expenses	(187,297)	(14,161)	—	—	(2,698)	(204,156)
Underwriting profit (loss)	116,948	(23,218)	—	—	(2,696)	91,034
Net investment income	—	—	96,567	3	—	96,570
Net investment gains	—	—	526,871	—	—	526,871
Products revenues	—	—	—	328,832	—	328,832
Services and other revenues	—	—	—	377,767	72,459	450,226
Products expenses	—	—	—	(296,526)	—	(296,526)
Services and other expenses	—	—	—	(344,908)	(67,189)	(412,097)
Amortization of intangible assets (3)	—	—	—	(13,705)	(25,848)	(39,553)
Segment profit (loss)	$116,948	$(23,218)	$623,438	$51,463	$(23,274)	$745,357
Interest expense						(42,389)
Net foreign exchange gains						25,084
Income before income taxes						$728,052
U.S. GAAP combined ratio (4)	91%	109%			NM (5)	94%
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

(dollars in thousands)	March 31, 2022	December 31, 2021
Segment assets:
Investing	$27,594,979	$28,277,801
Underwriting	8,531,397	8,111,316
Markel Ventures	4,952,446	4,958,279
Total segment assets	41,078,822	41,347,396
Other operations	7,906,435	7,129,700
Total assets	$48,985,257	$48,477,096

3. Acquisitions and Dispositions

Velocity

In February 2022, the Company sold the majority of its controlling interest in its Velocity managing general agent companies (Velocity) for total cash consideration of $181.3 million, which resulted in a gain of $107.3 million that was included in services and other revenues. Velocity provides risk origination services for the Company's Nephila insurance-linked securities fund management operations, as well as for third parties. The Company retained a minority interest in Velocity that was recorded at fair value as of the transaction date ($47.4 million) and is accounted for under the equity method.

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

As of December 31, 2021, the purchase price was preliminarily allocated to the acquired assets and liabilities based on estimated fair value at the acquisition date, which was subsequently updated during the first quarter of 2022. During the three months ended March 31, 2022, the Company decreased the allocation to goodwill by $18.7 million with an offsetting decrease to redeemable noncontrolling interests of $18.7 million, resulting in a preliminary purchase price allocation that reflected goodwill of $200.6 million, intangible assets of $143.9 million and redeemable noncontrolling interests of $251.2 million. Goodwill is primarily attributable to expected future earnings and cash flow potential of Metromont, and it is expected to be deductible for income tax purposes. Results attributable to Metromont are included in the Company's Markel Ventures segment.

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

4. Investments

a) The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes and any reserve deficiency adjustments for life and annuity benefit reserves. See note 9.

	March 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$2,766,915	$388	$(98,938)	$2,668,365
U.S. government-sponsored enterprises	793,813	6,283	(38,666)	761,430
Obligations of states, municipalities and political subdivisions	4,028,816	80,673	(64,217)	4,045,272
Foreign governments	1,395,043	56,437	(29,527)	1,421,953
Commercial mortgage-backed securities	2,020,448	6,441	(50,811)	1,976,078
Residential mortgage-backed securities	654,278	5,241	(3,446)	656,073
Asset-backed securities	2,536	—	(19)	2,517
Corporate bonds	773,421	10,919	(20,730)	763,610
Total fixed maturity securities	12,435,270	166,382	(306,354)	12,295,298
Short-term investments	2,092,665	2,235	(1,685)	2,093,215
Investments, available-for-sale	$14,527,935	$168,617	$(308,039)	$14,388,513

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$2,489,032	$2,633	$(21,471)	$2,470,194
U.S. government-sponsored enterprises	753,029	28,997	(6,439)	775,587
Obligations of states, municipalities and political subdivisions	4,007,211	266,575	(7,862)	4,265,924
Foreign governments	1,394,771	134,071	(9,488)	1,519,354
Commercial mortgage-backed securities	1,928,775	69,810	(8,152)	1,990,433
Residential mortgage-backed securities	699,136	27,084	(170)	726,050
Asset-backed securities	3,035	46	—	3,081
Corporate bonds	786,478	54,475	(4,271)	836,682
Total fixed maturity securities	12,061,467	583,691	(57,853)	12,587,305
Short-term investments	1,805,300	28	(5,340)	1,799,988
Investments, available-for-sale	$13,866,767	$583,719	$(63,193)	$14,387,293

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2022
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$2,023,666	$(77,846)	$562,656	$(21,092)	$2,586,322	$(98,938)
U.S. government-sponsored enterprises	421,604	(21,869)	165,848	(16,797)	587,452	(38,666)
Obligations of states, municipalities and political subdivisions	863,658	(41,174)	199,452	(23,043)	1,063,110	(64,217)
Foreign governments	546,618	(24,823)	42,698	(4,704)	589,316	(29,527)
Commercial mortgage-backed securities	1,264,402	(44,399)	67,147	(6,412)	1,331,549	(50,811)
Residential mortgage-backed securities	177,446	(3,422)	440	(24)	177,886	(3,446)
Asset-backed securities	2,379	(19)	—	—	2,379	(19)
Corporate bonds	339,961	(13,118)	71,022	(7,612)	410,983	(20,730)
Total fixed maturity securities	5,639,734	(226,670)	1,109,263	(79,684)	6,748,997	(306,354)
Short-term investments	1,670,457	(1,685)	—	—	1,670,457	(1,685)
Total	$7,310,191	$(228,355)	$1,109,263	$(79,684)	$8,419,454	$(308,039)

At March 31, 2022, the Company held 682 available-for-sale securities in an unrealized loss position with a total estimated fair value of $8.4 billion and gross unrealized losses of $308.0 million. Of these 682 securities, 94 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $1.1 billion and gross unrealized losses of $79.7 million. The Company does not intend to sell or believe it will be required to sell these available-for-sale securities before recovery of their amortized cost.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses as of March 31, 2022 or December 31, 2021.

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

c) The amortized cost and estimated fair value of fixed maturity securities at March 31, 2022 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,035,118	$1,030,162
Due after one year through five years	3,683,769	3,614,482
Due after five years through ten years	2,923,684	2,845,007
Due after ten years	2,115,437	2,170,979
	9,758,008	9,660,630
Commercial mortgage-backed securities	2,020,448	1,976,078
Residential mortgage-backed securities	654,278	656,073
Asset-backed securities	2,536	2,517
Total fixed maturity securities	$12,435,270	$12,295,298

d) The following table presents the components of net investment income.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Interest:
Tax-exempt municipal bonds	$13,575	$15,236
Taxable municipal bonds	17,507	16,495
Other taxable bonds	40,062	39,395
Short-term investments, including overnight deposits	1,206	672
Dividends on equity securities	24,737	25,385
Income (loss) from equity method investments	(26,246)	3,925
Other	6,246	(195)
	77,087	100,913
Investment expenses	(4,353)	(4,343)
Net investment income	$72,734	$96,570

e) The following table presents the components of net investment gains (losses) and the change in net unrealized gains (losses) included in other comprehensive loss. Gross realized investment gains and losses on fixed maturity securities, short-term investments and other investments were not material to the consolidated financial statements and are presented on a net basis in the following table.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Fixed maturity securities, short-term investments and other investments:
Net realized investment gains	6,228	3,409
Equity securities:
Change in fair value of securities sold during the period	(12,329)	3,117
Change in fair value of securities held at the end of the period	(352,298)	520,345
Total change in fair value	(364,627)	523,462
Net investment gains (losses)	$(358,399)	$526,871
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive loss:
Fixed maturity securities	$(665,810)	$(321,232)
Short-term investments	5,862	684
Reserve deficiency adjustment for life and annuity benefit reserves (see note 9)	56,560	49,333
Net decrease	$(603,388)	$(271,215)

f) The Company's equity method investments, which totaled $489.5 million and $459.7 million as of March 31, 2022 and December 31, 2021, respectively, are included in other assets on the consolidated balance sheets.

The Company's most significant equity method investment is an investment in Hagerty, Inc. (Hagerty), an automotive enthusiast brand offering integrated membership products and programs as well as a specialty insurance provider focused on the global automobile enthusiast market. The Company's ownership interest in Hagerty was 23% as of March 31, 2022 and December 31, 2021. The Company's investment is comprised of Class A common shares, which are listed for trading on the New York Stock Exchange, as well as Class V common shares, associated with the Company's original investment in 2019, that have special voting rights and can be converted on a one-for-one basis into Class A common shares. The Company accounts for its investment under the equity method as it is deemed to have the ability to exercise significant influence over Hagerty's operating and financial policies through a combination of its voting interest, its right to designate a board member and business it conducts with Hagerty. As of March 31, 2022 and December 31, 2021, the carrying value of the Company's investment in Hagerty was $239.0 million and $256.6 million, respectively.

As of March 31, 2022 and December 31, 2021, the estimated value of the Company's investment, based on the closing stock price of Hagerty's Class A common shares, was $841.6 million and $1.1 billion, respectively. See note 12 for further details regarding related party transactions with Hagerty.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$2,668,365	$—	$2,668,365
U.S. government-sponsored enterprises	—	761,430	—	761,430
Obligations of states, municipalities and political subdivisions	—	4,045,272	—	4,045,272
Foreign governments	—	1,421,953	—	1,421,953
Commercial mortgage-backed securities	—	1,976,078	—	1,976,078
Residential mortgage-backed securities	—	656,073	—	656,073
Asset-backed securities	—	2,517	—	2,517
Corporate bonds	—	763,610	—	763,610
Total fixed maturity securities, available-for-sale	—	12,295,298	—	12,295,298
Equity securities:
Insurance, banks and other financial institutions	3,369,107	—	8,468	3,377,575
Industrial, consumer and all other	5,278,182	—	—	5,278,182
Total equity securities	8,647,289	—	8,468	8,655,757
Short-term investments, available-for-sale	1,906,468	186,747	—	2,093,215
Total investments	$10,553,757	$12,482,045	$8,468	$23,044,270

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$2,470,194	$—	$2,470,194
U.S. government-sponsored enterprises	—	775,587	—	775,587
Obligations of states, municipalities and political subdivisions	—	4,265,924	—	4,265,924
Foreign governments	—	1,519,354	—	1,519,354
Commercial mortgage-backed securities	—	1,990,433	—	1,990,433
Residential mortgage-backed securities	—	726,050	—	726,050
Asset-backed securities	—	3,081	—	3,081
Corporate bonds	—	836,682	—	836,682
Total fixed maturity securities, available-for-sale	—	12,587,305	—	12,587,305
Equity securities:
Insurance, banks and other financial institutions	3,307,755	—	56,472	3,364,227
Industrial, consumer and all other	5,659,700	—	—	5,659,700
Total equity securities	8,967,455	—	56,472	9,023,927
Short-term investments, available-for-sale	1,619,496	180,492	—	1,799,988
Total investments	$10,586,951	$12,767,797	$56,472	$23,411,220

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Equity securities, beginning of period	$56,472	$58,493
Purchases	—	—
Sales	(48,780)	—
Net investment gains (losses)	776	(2,355)
Equity securities, end of period	$8,468	$56,138

As of March 31, 2022, the Company's remaining Level 3 investment relates to its investment in Lodgepine Fund Limited (Lodgepine Fund), an insurance-linked securities fund managed through the Company's Lodgepine operations, which are currently in run-off.

Previously, Level 3 investments also included the Company's investment in an insurance-linked securities fund managed by Markel CATCo Investment Management Ltd. (MCIM). During the first quarter of 2022, the Company's remaining investment was redeemed ($41.3 million) in conjunction with a buy-out transaction that provided for an accelerated return of all remaining capital to investors. See note 11 for further details about the Company's Markel CATCo operations and the buy-out transaction.

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2022 and 2021.

6. Products, Services and Other Revenues

The amount of revenues from contracts with customers was $959.7 million and $719.6 million for the three months ended March 31, 2022 and 2021, respectively.

The following table presents revenues from contracts with customers by segment and type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income (loss), along with a reconciliation to total products revenues and services and other revenues.

	Three Months Ended March 31,
	2022			2021
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$469,456	$—	$469,456	$318,642	$—	$318,642
Services	449,449	21,568	471,017	356,688	27,979	384,667
Investment management	—	19,228	19,228	—	16,337	16,337
Total revenues from contracts with customers	918,905	40,796	959,701	675,330	44,316	719,646
Program services and other fronting	—	33,332	33,332	—	27,617	27,617
Disposition gain	—	107,293	107,293	—	—	—
Other	31,480	325	31,805	31,269	526	31,795
Total	$950,385	$181,746	$1,132,131	$706,599	$72,459	$779,058

Receivables from contracts with customers were $526.6 million and $626.1 million as of March 31, 2022 and December 31, 2021, respectively.

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net reserves for losses and loss adjustment expenses, beginning of year	$11,302,577	$10,485,717
Effect of foreign currency rate changes on beginning of year balance	(27,505)	(9,485)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	11,275,072	10,476,232
Incurred losses and loss adjustment expenses:
Current accident year	1,068,695	970,748
Prior accident years	(96,323)	(90,870)
Total incurred losses and loss adjustment expenses	972,372	879,878
Payments:
Current accident year	40,852	52,770
Prior accident years	697,192	633,025
Total payments	738,044	685,795
Effect of foreign currency rate changes on current year activity	(267)	475
Net reserves for losses and loss adjustment expenses of Markel CATCo Re (note 11)	546,760	—
Net reserves for losses and loss adjustment expenses, end of period	12,055,893	10,670,790
Reinsurance recoverables on unpaid losses	6,787,237	5,929,710
Gross reserves for losses and loss adjustment expenses, end of period	$18,843,130	$16,600,500

For the three months ended March 31, 2022, current accident year losses and loss adjustment expenses included $35.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. These losses and loss adjustment expenses were net of ceded losses of $70.0 million.

Both the gross and net loss estimates for incurred losses attributed to the Russia-Ukraine conflict represent the Company's best estimates as of March 31, 2022 based upon information currently available. The Company's estimates for these losses are based on reported claims, detailed underwriting, actuarial and claims reviews of policies and in-force assumed reinsurance contracts for potential exposures, as well as analysis of ceded reinsurance contracts and analysis provided by the Company's brokers and claims counsel. These estimates include various assumptions about what areas within the affected regions have incurred losses, the nature and extent of such losses, which is currently difficult to verify, as well as assumptions about coverage, liability and reinsurance. Due to the inherent uncertainty associated with the assumptions surrounding the Russia-Ukraine conflict, these estimates are subject to a wide range of variability. Additionally, as the Russia-Ukraine conflict is ongoing, the Company believes it is likely that additional losses will be incurred in subsequent periods. Given the significant levels of ceded reinsurance on certain of the Company's impacted policies, a significant portion of any additional incurred losses may be ceded. Additionally, increases in ceded losses may require payment of additional reinstatement premiums. Further, if coverage under the Company's existing ceded reinsurance contracts is exhausted, the Company may need to purchase additional reinsurance to ensure that net retained risks on the impacted product lines are within the Company's corporate risk tolerances.

While the Company believes the gross and net reserves for losses and loss adjustment expenses for the Russia-Ukraine conflict as of March 31, 2022 are adequate based on information currently available, the Company continues to closely monitor reported claims, ceded reinsurance contract attachment, government actions and areas impacted by the conflict and may adjust the estimates of gross and net losses as new information becomes available. Any such adjustments or additional incurred losses may be material to the Company's results of operations, financial condition and cash flows.

For the three months ended March 31, 2021, current accident year losses and loss adjustment expenses included $64.3 million of net losses and loss adjustment expenses attributed to Winter Storm Uri.

For the three months ended March 31, 2022, prior accident years losses and loss adjustment expenses included $96.3 million of favorable development on prior years loss reserves, which included $69.4 million of favorable development on the Company's general liability, marine and energy, workers' compensation and property product lines within the Insurance segment.

For the three months ended March 31, 2021, prior accident years losses and loss adjustment expenses included $90.9 million of favorable development on prior years loss reserves, which included $89.1 million of favorable development on the Company's marine and energy, general liability, workers' compensation and property product lines within the Insurance segment. Favorable development on prior years loss reserves for the three months ended March 31, 2021 was partially offset by $18.6 million of adverse development within the Reinsurance segment related to COVID-19.

The Company's loss estimates for COVID-19 continue to represent the Company's best estimate as of March 31, 2022 based on information currently available, however, the assumptions on which these estimates are based are subject to a wide range of variability. The Company is closely monitoring reported claims, ceded reinsurance contract attachment, government actions and judicial decisions and may adjust the estimates of gross and net losses as new information becomes available. Such adjustments may be material to the Company's results of operations, financial condition and cash flows. For additional details on the Company's COVID-19 loss estimates, readers are urged to review the Company's 2021 Annual Report on Form 10-K.

8. Reinsurance

The following table summarizes the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Three Months Ended March 31,
	2022				2021
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$1,823,255	$696,360	$(353,382)	$2,166,233	$1,549,097	$621,748	$(289,313)	$1,881,532
Earned	1,697,970	403,067	(339,929)	1,761,108	1,431,333	365,898	(299,100)	1,498,131
Program services and other fronting:
Written	696,974	181,698	(880,171)	(1,499)	608,037	25,970	(634,469)	(462)
Earned	699,605	48,860	(749,803)	(1,338)	583,160	14,905	(598,501)	(436)
Consolidated:
Written	2,520,229	878,058	(1,233,553)	2,164,734	2,157,134	647,718	(923,782)	1,881,070
Earned	$2,397,575	$451,927	$(1,089,732)	$1,759,770	$2,014,493	$380,803	$(897,601)	$1,497,695

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the three months ended March 31, 2022 and 2021 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 38% and 37% for the three months ended March 31, 2022 and 2021, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 26% and 25% for the three months ended March 31, 2022 and 2021, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations, which totaled $415.7 million and $443.0 million for the three months ended March 31, 2022 and 2021, respectively, were ceded.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Gross losses and loss adjustment expenses	$1,150,349	$1,073,923
Ceded losses and loss adjustment expenses	(177,994)	(191,971)
Net losses and loss adjustment expenses	$972,355	$881,952

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. As of December 31, 2021, the cumulative increase to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $56.6 million, all of which reversed during the three months ended March 31, 2022. As a result of an increase in the market yield on the investment securities supporting the policy benefit reserves, the Company decreased life and annuity benefits by $56.6 million and increased the change in net unrealized holding gains (losses) included in other comprehensive loss by a corresponding amount. During the three months ended March 31, 2021, the Company decreased life and annuity benefits by $49.3 million and increased the change in net unrealized holding gains included in other comprehensive loss by a corresponding amount.

10. Credit Facilities

The Company maintains a corporate revolving credit facility which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At the Company's discretion, up to $200 million of the total capacity may be used for letters of credit. The Company may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. At March 31, 2022 and December 31, 2021, the Company had no borrowings outstanding under this revolving credit facility. This facility expires in April 2024.

Various of the Company's Markel Ventures subsidiaries maintain revolving credit facilities or lines of credit, which provide up to $600 million of aggregate capacity for working capital and other general operational purposes. A portion of the capacity on certain of these credit facilities may be used as security for letters of credit and other obligations. At March 31, 2022 and December 31, 2021, the Company had $213.3 million and $94.3 million of borrowings outstanding under these credit facilities.

To the extent that the Company or any of its subsidiaries are not in compliance with the covenants under their respective credit facilities, access to such credit facilities could be restricted. At March 31, 2022, the Company and all of the Company's subsidiaries were in compliance with all covenants contained in their respective credit facilities.

11. Variable Interest Entities

MCIM, a wholly-owned consolidated subsidiary of the Company, is an insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda. Results attributable to MCIM are not included in a reportable segment.

MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). Voting shares in Markel CATCo Reinsurance Fund Ltd. and Markel CATCo Re are held by MCIM, which has the power to direct the activities that most significantly impact the economic performance of these entities. The Markel CATCo Funds issued multiple classes of nonvoting, redeemable preference shares to investors, and the Markel CATCo Funds are primarily invested in nonvoting preference shares of Markel CATCo Re. The underwriting results of Markel CATCo Re are attributed to investors through its nonvoting preference shares. Both Markel CATCo Re and the Markel CATCo Funds were placed into run-off in July 2019.

On March 28, 2022, the Company completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Under the terms of the transaction, the Company provided cash funding of $45.1 million to purchase substantially all of the Markel CATCo Funds' interests in Markel CATCo Re. See note 14 for further details regarding the terms of the buy-out transaction. As part of the transaction, substantially all of the preference shares held by investors in the Markel CATCo Funds were redeemed, including preference shares previously held by the Company. See note 5 for details regarding the Company's investment in the Markel CATCo Funds.

The Company now owns 99% of the outstanding preference shares of Markel CATCo Re and through that investment has exposure to adverse loss development on reinsurance contracts previously written by Markel CATCo Re for loss events that occurred from 2014 to 2020. If loss reserves held by Markel CATCo Re are sufficient to settle claims on the remaining open contracts, the Company will receive a full return of the $45.1 million capital provided. Following a full return of the $45.1 million in capital provided, any favorable development on loss reserves held by Markel CATCo Re, less operating expenses, will be distributed to the Markel CATCo Funds, and ultimately to investors in the Markel CATCo Funds.

Markel CATCo Re is considered a VIE, as the equity at risk does not have the right to receive residual returns that exceed the $45.1 million in capital provided by the Company in the buy-out transaction. The Company consolidates that entity as its primary beneficiary. Results attributed to Markel CATCo Re will be reported separately from the Company's underwriting operations and will not be included in a reportable segment. The Company's consolidated balance sheet includes the following amounts attributable to Markel CATCo Re.

(dollars in thousands)	March 31, 2022
Assets
Cash and cash equivalents (1)	$186,980
Restricted cash and cash equivalents	489,035
Other assets and receivables due from cedents	87,299
Total Assets	$763,314

Liabilities and Equity
Unpaid losses and loss adjustment expenses	$546,760
Other liabilities (1)	170,493
Total Liabilities	717,253
Total Equity	$46,061
(1)     Includes $169.4 million of collateral released from Markel CATCo Re trust accounts that was distributed in connection with the buy-out transaction to investors in the Markel CATCo Funds in April 2022.

In connection with the buy-out transaction, the Company also entered into a tail risk cover with Markel CATCo Re. Through this contract, the Company has $142.7 million of uncollateralized exposure to adverse development on loss reserves held by Markel CATCo Re for loss exposures in excess of limits that the Company believes are unlikely to be exceeded.

12. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its consolidated subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd's Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). Nephila receives management fees for investment and insurance management services provided through its insurance-linked securities operations based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on the annual performance of the funds managed. Prior to the disposition of Velocity in February 2022, Nephila also provided managing general agent services to the Nephila Reinsurers in exchange for commissions. For the three months ended March 31, 2022 and 2021, total revenues attributed to unconsolidated entities managed by Nephila were $22.4 million and $28.6 million, respectively.

Through the Company's program services operations and other fronting arrangements, the Company has programs with Nephila through which the Company writes insurance policies that are ceded to Syndicate 2357 and certain other Nephila Reinsurers. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write U.S. catastrophe-exposed property risk that is then ceded to Nephila Reinsurers. For the three months ended March 31, 2022 and 2021, gross premiums written through these programs with Nephila were $315.6 million and $117.3 million, respectively, all of which were ceded to Nephila Reinsurers. As of March 31, 2022 and December 31, 2021, reinsurance recoverables on the consolidated balance sheets included $642.3 million and $751.0 million, respectively, due from Nephila Reinsurers. Under these programs, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

Hagerty

The Company holds a minority ownership interest in Hagerty, which operates primarily as a managing general agent and also includes Hagerty Re, a Bermuda Class 3 reinsurance company. Essentia Insurance Company (Essentia), one of the Company's insurance subsidiaries, is an underwriter for Hagerty in the U.S., and a portion of this insurance is ceded to Hagerty Re. For the three months ended March 31, 2022 and 2021, gross written premiums attributable to Hagerty written on Essentia were $138.0 million and $119.9 million, respectively, of which $91.4 million and $67.9 million, respectively, were ceded to Hagerty Re.

13. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Three Months Ended March 31,
(in thousands)	2022	2021
Issued and outstanding common shares, beginning of period	13,632	13,783
Issuance of common shares	1	1
Repurchase of common shares	(63)	(19)
Issued and outstanding common shares, end of period	13,570	13,765

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at March 31, 2022 and December 31, 2021.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net income (loss) to common shareholders	$(52,843)	$573,694
Adjustment of redeemable noncontrolling interests	(36,940)	7,906
Adjusted net income (loss) to common shareholders	$(89,783)	$581,600

Basic common shares outstanding	13,652	13,819
Dilutive potential common shares from restricted stock units and restricted stock (1)	—	22
Diluted common shares outstanding	13,652	13,841
Basic net income (loss) per common share	$(6.58)	$42.09
Diluted net income (loss) per common share (1)	$(6.58)	$42.02
(1)     The impact of 27 thousand shares from restricted stock units and restricted stock was excluded from the computation of diluted earnings per common share for the three months ended March 31, 2022 because the effect would have been anti-dilutive.

14. Commitments and Contingencies

a) On March 28, 2022, the Company completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds, which are currently in run-off, that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Under the terms of the transaction, the Company provided cash funding of $45.1 million to purchase substantially all of the Markel CATCo Funds' investments in Markel CATCo Re and also provided tail risk cover of $142.7 million to Markel CATCo Re to allow for the release of collateral to investors. In order to complete the transaction, the Company also made $101.9 million in additional payments, net of insurance proceeds, to or for the benefit of investors, which were recognized as an expense to the Company and included in services and other expenses for the quarter ended March 31, 2022. In conjunction with the buy-out transaction, all investors holding securities in the Markel CATCo Funds, the Markel CATCo Group Companies (MCIM, the Markel CATCo Funds and Markel CATCo Re), Markel Corporation and each of their related parties, among others, granted mutual releases of all claims related to the transaction, the Markel CATCo Group Companies' businesses and the investors' investments in the Funds, including any pending litigation. On March 11, 2022, the Supreme Court of Bermuda issued orders sanctioning the buy-out transaction, including the associated releases, and on March 16, 2022, the United States Bankruptcy Court for the Southern District of New York entered orders approving the enforcement in the United States of the Supreme Court of Bermuda's orders pursuant to Chapter 15 of the United States Bankruptcy Code. See note 11 for further details about our Markel CATCo operations and the buy-out transaction.

b) Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

15. Immaterial Correction to Prior Period Financial Statements for Accounting Policy Change

The Company defers and amortizes costs directly related to the successful acquisition of new or renewal insurance contracts over the related policy period, generally one year. Previously, the Company did not defer salaries and benefits associated with the successful acquisition of insurance contracts, as such amounts were quantified and assessed each period and were deemed not to be material to the consolidated financial statements. Effective January 1, 2022, the Company changed its accounting policy to defer salaries and benefits associated with the successful acquisition of insurance contracts in accordance with the requirements of FASB ASC 944, Financial Services – Insurance.

To reflect the change in accounting policy, the Company made a cumulative adjustment to increase deferred policy acquisition costs by $28.2 million, increase deferred tax liabilities by $5.9 million and increase retained earnings by $22.3 million as of January 1, 2020, which is the beginning of the earliest year that will be presented in the consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K. These increases in deferred policy acquisition costs, deferred tax assets and retained earnings are also reflected as increases to the previously reported amounts in the Company's consolidated balance sheets as of December 31, 2021 and as an adjustment to retained earnings as of January 1, 2021 in the accompanying consolidated statement of changes in equity for the three months ended March 31, 2021. The Company considered both the quantitative and qualitative factors within the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that the impact of the change in accounting policy was not material to our previously issued consolidated financial statements. The Company did not adjust the amounts previously presented in the consolidated statements of income and comprehensive income for the years ended December 31, 2020 and 2021 for the change in accounting policy as the effects were not material. The cumulative income statement effect for those periods was included in the consolidated statement of loss and comprehensive loss for the three months ended March 31, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included under Item 1 Financial Statements and our 2021 Annual Report on Form 10-K. The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of Markel Corporation and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation. See note 1(b) of the notes to consolidated financial statements for details of recently issued accounting pronouncements that we have not yet adopted and the expected effects on our consolidated financial position, results of operations and cash flows. This section is divided into the following sections:

•Our Business
•Results of Operations
•Financial Condition
•Critical Accounting Estimates
•Safe Harbor and Cautionary Statement

In February 2022, military conflict escalated between Russia and Ukraine following Russia's invasion of Ukraine. The ongoing conflict that has followed, and related financial and economic sanctions imposed by governments in the U.S., United Kingdom and European Union, among others, in response, have caused disruption in the global economy and have increased global economic and political uncertainty. Our underwriting results for the quarter included $35.0 million of net losses and loss adjustment expenses and $12.3 million of additional reinsurance costs attributed to the Russia-Ukraine conflict. Assumptions used to develop our loss estimate are inherently uncertain and subject to a wide range of variability. See "Results of Operations - Underwriting Results" for further details regarding our underwriting exposures and loss estimates related to this ongoing conflict. For further discussion regarding the Russia-Ukraine conflict and risks related to our businesses, see Item 1A Risk Factors.

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

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. We measure financial success by our ability to grow book value per common share and the market price per common share of our stock, or total shareholder return, at high rates of return over a long period of time. To mitigate effects of short-term volatility and align with the longer-term perspective we apply to operating our businesses, we generally use five-year time periods to measure our performance. Growth in book value per common share is an important measure of our success because it includes all underwriting, operating and investing results. Over the five-year period ended March 31, 2022, the compound annual growth in book value per common share was 10%. Growth in total shareholder value is also an important measure of our success, as a significant portion of our operations are not recorded at fair value or otherwise captured in book value. Over the five-year period ended March 31, 2022, our common share price increased at a compound annual rate of 9%.

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

Underwriting

Our chief operating decision maker reviews our ongoing underwriting operations on a global basis in the following two segments: Insurance and Reinsurance. In determining how to allocate resources and assess the performance of our underwriting results, we consider many factors, including the nature of the insurance product sold, the type of account written and the type of customer served. The Insurance segment includes all direct business and facultative placements written on a risk-bearing basis within our underwriting operations. The Reinsurance segment includes all treaty reinsurance written on a risk-bearing basis within our underwriting operations.

Our Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus lines basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons. Risks written in our Insurance segment are written on either a direct basis or a subscription basis, the latter of which means that the loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's of London (Lloyd's) syndicate. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. The following products are included in this segment: professional liability, general liability, personal lines, marine and energy, primary and excess of loss property, workers' compensation, credit and surety coverages, specialty program insurance for well-defined niche markets and liability and other coverages tailored for unique exposures. Business in this segment is primarily written through our Markel Specialty and Markel International divisions. The Markel Specialty division writes business on both an excess and surplus lines and admitted basis, primarily based in the United States, as well as Bermuda, London, and Europe. The Markel International division writes business worldwide from our London and Munich-based platforms, which include branch offices around the world. The Insurance segment also includes collateral protection insurance written on an admitted basis through our State National division.

Our Reinsurance segment includes casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Business in this segment is primarily written by our Global Reinsurance division. Principal lines of business include: professional liability, general liability, workers' compensation and credit and surety. Previously, we also wrote property reinsurance and retrocessional reinsurance business, however, effective January 1, 2022, we were off-risk for substantially all property loss exposures, including catastrophe exposures, previously written within our Reinsurance segment.

Insurance-Linked Securities

Our insurance-linked securities operations are primarily comprised of our Nephila operations and are not included in a reportable segment. Nephila Holdings Ltd. (together with its subsidiaries, Nephila) serves as an insurance and investment fund manager and managing general agent that offers a broad range of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives. Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd's Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Corporation, and as such, these entities are not included in our consolidated financial statements. The Nephila Reinsurers subscribe to various reinsurance contracts based on their investors' risk profiles, including property reinsurance business fronted through our underwriting platform. Nephila also serves as a managing general agent that underwrites and administers property insurance policies and provides delegated underwriting services to providers of insurance capital. In the first quarter of 2022, we completed the sale of our Velocity managing general agent operations, and we have entered into an agreement to to sell our remaining managing general agent operations later in 2022. See "Results of Operations - Other Operations" for further details regarding these transactions. See note 12 of the notes to consolidated financial statements for further details regarding our Nephila operations.

Our insurance-linked securities operations also include our run-off Markel CATCo operations, the results of which are reported separately from our ongoing insurance-linked securities operations. Our Markel CATCo operations are conducted through Markel CATCo Investment Management Ltd. (MCIM), an ILS investment fund manager headquartered in Bermuda. MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). In July 2019, these operations were placed into run-off. In March 2022, we completed a buy-out transaction that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. See note 11 of the notes to consolidated financial statements for further details regarding our Markel CATCo operations and the buy-out transaction.

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

Through our program services business, we write a wide variety of insurance products, principally including general liability, commercial liability, commercial multi-peril, property and workers' compensation. Program services business written through our State National division is separately managed from our underwriting divisions, which write similar products, in order to protect our program services customers.

In certain instances, we also leverage the strength of our underwriting platform to write business on behalf of our ILS operations in exchange for ceding fees to support their business plans and assist in meeting their desired return objectives. This business is conducted separately from our program services business and primarily consists of catastrophe-exposed property reinsurance business, which we no longer write on a risk-bearing basis.

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

Markel Ventures

Through our wholly owned subsidiary, Markel Ventures, Inc. (Markel Ventures), we own controlling interests in various high-quality businesses that operate outside of the specialty insurance marketplace but have the shared goal of positively contributing to the long-term financial performance of Markel Corporation. Management views these businesses as separate and distinct from our insurance operations. Management teams for each business operate autonomously and are responsible for developing strategic initiatives, managing day-to-day operations and making investment and capital allocation decisions for their respective companies.

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

Our chief operating decision maker allocates resources to and assesses the performance of these various businesses in the aggregate as the Markel Ventures segment. This segment includes a diverse portfolio of specialized businesses from different industries that offer various types of products and services to businesses and consumers across many markets. The following types of businesses are included in this segment: construction services, consumer and building products, transportation-related products, equipment manufacturing products and consulting services. In December 2021, we acquired a controlling interest in Metromont LLC (Metromont), a precast concrete manufacturer and concrete building solutions provider for commercial projects. In August 2021, we acquired a controlling interest in Buckner HeavyLift Cranes (Buckner), a provider of crane rental services for large commercial contractors. See note 3 of the notes to consolidated financial statements for additional details related to these acquisitions.

Results of Operations

The following table presents the components of net income (loss) to shareholders, net income (loss) to common shareholders and comprehensive income (loss) to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Insurance segment profit	$187,494	$116,948
Reinsurance segment profit (loss)	13,283	(23,218)
Investing segment profit (loss) (1)	(285,672)	623,438
Markel Ventures segment profit (2)	49,737	51,463
Other operations (3)	(6,987)	(23,274)
Interest expense	(49,692)	(42,389)
Net foreign exchange gains	23,494	25,084
Income tax (expense) benefit	18,429	(148,371)
Net income attributable to noncontrolling interests	(2,929)	(5,987)
Net income (loss) to shareholders	(52,843)	573,694
Net income (loss) to common shareholders	(52,843)	573,694
Other comprehensive loss to shareholders	(476,184)	(214,697)
Comprehensive income (loss) to shareholders	$(529,027)	$358,997
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
(3)    Other operations include the results attributable to our operations that are not included in a reportable segment, as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to our underwriting segments was $9.8 million and $10.4 million for the three months ended March 31, 2022 and 2021, respectively; however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments.

The change in comprehensive income (loss) to shareholders for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to pre-tax net investment losses of $358.4 million in 2022 compared to pre-tax net investment gains of $526.9 million in 2021, as well as pre-tax net unrealized losses on our fixed maturity securities of $665.8 million in 2022 compared to $321.2 million in 2021.

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

When analyzing our combined ratio, we exclude current accident year losses and loss adjustment expenses attributed to natural catastrophes. We also exclude losses and loss adjustment expenses attributed to certain significant, infrequent loss events, for example, the COVID-19 pandemic and the Russia-Ukraine conflict. Due to the unique characteristics of a catastrophe loss and other significant, infrequent events, there is inherent variability as to the timing or loss amount, which cannot be predicted in advance. We believe measures that exclude the effects of catastrophe events, the Russia-Ukraine conflict and COVID-19 are meaningful to understand the underlying trends and variability in our underwriting results that may be obscured by these items.

When analyzing our loss ratio, we evaluate losses and loss adjustment expenses attributable to the current accident year separate from losses and loss adjustment expenses attributable to prior accident years. Prior accident year reserve development, which can either be favorable or unfavorable, represents changes in our estimates of losses and loss adjustment expenses related to loss events that occurred in prior years. We believe a discussion of current accident year loss ratios, which exclude prior accident year reserve development, is helpful since it provides more insight into estimates of current underwriting performance and excludes changes in estimates related to prior year loss reserves. We also analyze our current accident year loss ratio excluding losses and loss adjustment expenses attributable to catastrophes and, in 2022, the Russia-Ukraine conflict. The current accident year loss ratio excluding the impact of catastrophes and other significant, infrequent loss events is also commonly referred to as an attritional loss ratio within the property and casualty insurance industry.

Consolidated

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	% Change
Gross premium volume (1)	$2,518,116	$2,170,383	16%
Net written premiums	$2,164,734	$1,881,070	15%
Earned premiums	$1,759,770	$1,497,695	17%
Underwriting profit	$197,033	$91,034	116%

Underwriting Ratios (2)			Point Change
Loss ratio
Current accident year loss ratio	60.7%	64.8%	(4.1)
Prior accident years loss ratio	(5.5)%	(6.1)%	0.6
Loss ratio	55.3%	58.8%	(3.5)
Expense ratio	33.5%	35.2%	(1.7)
Combined ratio	88.8%	93.9%	(5.1)

Current accident year loss ratio catastrophe impact (3)	—%	4.3%	(4.3)
Current accident year loss ratio Russia-Ukraine conflict impact (3)	2.0%	—%	2.0
Prior accident years loss ratio COVID-19 impact (3)	—%	1.2%	(1.2)

Current accident year loss ratio, excluding catastrophes and Russia-Ukraine conflict	58.7%	60.5%	(1.8)
Combined ratio, excluding current year catastrophes, Russia-Ukraine conflict and COVID-19	86.8%	88.4%	(1.6)
(1)    Gross premium volume excludes $880.2 million and $634.5 million for the three months ended March 31, 2022 and 2021, respectively, of written premiums attributable to our program services business and other fronting arrangements that were ceded.
(2)    Amounts may not reconcile due to rounding.
(3)    The point impact of catastrophes, the Russia-Ukraine conflict and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our underwriting operations for the three months ended March 31, 2022 was driven by growth in our professional liability and general liability product lines across both of our underwriting segments.

We continue to see more favorable rates across most of our product lines, particularly within our professional liability and general liability product lines, based on general market conditions and the impacts of economic and social inflation, including increased litigation, on claims costs. Additionally, recent increases in economic inflation, and an expectation that this trend will continue, have created more uncertainty around the ultimate losses that will be incurred to settle claims on these longer-tail product lines. These factors, as well as the impacts of the sustained low interest rate environment on net investment income, have resulted in higher rates. Additionally, following the high level of catastrophes that have occurred in recent years, we are also seeing more favorable rates on catastrophe-exposed lines of business. The primary exception to the favorable rate environment is workers' compensation, where we continue to see low single digit rate decreases given generally favorable loss experience in recent years. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net retention of gross premium volume in our underwriting operations for the three months ended March 31, 2022 was 86% compared to 87% for the same period of 2021. The decrease in net retention was driven by lower retention within our Insurance segment, partially offset by higher retention in our Reinsurance segment. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

The increase in earned premiums in our underwriting operations for the three months ended March 31, 2022 was primarily attributable to continued growth in gross premium volume within our professional liability and general liability product lines across both our underwriting segments.

Combined Ratio

Underwriting results for the three months ended March 31, 2022 included $35.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Underwriting results for the three months ended March 31, 2021 included $64.3 million of net losses and loss adjustment expenses from Winter Storm Uri as well as $18.6 million of net losses and loss adjustment expenses resulting from an increase in our estimate of ultimate losses and loss adjustment expenses attributed to COVID-19. Excluding these losses from the respective periods, the decrease in our consolidated combined ratio for the three months ended March 31, 2022 compared to the same period of 2021 was driven by a lower current accident year loss ratio within our Insurance segment. Higher earned premiums in 2022 compared to 2021 had a favorable impact on our expense ratio and an unfavorable impact on the prior accident years loss ratio.

Russia-Ukraine Conflict

Our losses and loss adjustment expenses from the Russia-Ukraine conflict are primarily attributed to business written within our international insurance and reinsurance operations and are primarily associated with war and terrorism coverages within our marine and energy product lines, as well as our trade credit and surety product lines. Although premiums written in the impacted regions were not significant, many of our impacted policies have high exposure limits. Additionally, our marine war and trade credit products provide coverage for vessels and cargo that travel worldwide, including areas impacted by the conflict. We purchase significant excess of loss reinsurance on the impacted product lines to reduce our net exposures, resulting in significant ceded losses.

The following table summarizes the losses and loss adjustment expenses and related reinstatement premiums attributed to the Russia-Ukraine conflict.

Quarter Ended March 31, 2022
(dollars in thousands)
Gross losses and loss adjustment expenses	$105,000
Ceded losses and loss adjustment expenses	(70,000)
Net losses and loss adjustment expenses	$35,000

Net ceded reinstatement premiums	$12,253
Underwriting loss	$47,253

Both the gross and net loss estimates for incurred losses attributed to the Russia-Ukraine conflict represent our best estimates as of March 31, 2022 based upon information currently available. Our estimates for these losses are based on reported claims, detailed underwriting, actuarial and claims reviews of policies and in-force assumed reinsurance contracts for potential exposures, as well as analysis of our ceded reinsurance contracts and analysis provided by our brokers and claims counsel. These estimates include various assumptions about what areas within the affected regions have incurred losses, the nature and extent of such losses, which is currently difficult to verify, as well as assumptions about coverage, liability and reinsurance. Due to the inherent uncertainty associated with the assumptions surrounding the Russia-Ukraine conflict, these estimates are subject to a wide range of variability. Additionally, as the Russia-Ukraine conflict is ongoing, we believe it is likely that additional losses will be incurred in subsequent periods. Given the significant levels of ceded reinsurance on certain of our impacted policies, a significant portion of any additional incurred losses may be ceded. Additionally, increases in ceded losses may require payment of additional reinstatement premiums. Further, if coverage under our existing ceded reinsurance contracts is exhausted, we may need to purchase additional reinsurance to ensure that our net retained risks on the impacted product lines are within our corporate risk tolerances.

While we believe our gross and net reserves for losses and loss adjustment expenses for the Russia-Ukraine conflict as of March 31, 2022 are adequate based on information currently available, we continue to closely monitor reported claims, ceded reinsurance contract attachment, government actions and areas impacted by the conflict and may adjust our estimates of gross and net losses as new information becomes available. Any such adjustments or additional incurred losses may be material to our results of operations, financial condition and cash flows.

Insurance Segment

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	% Change
Gross premium volume	$1,943,306	$1,638,327	19%
Net written premiums	$1,611,020	$1,387,430	16%
Earned premiums	$1,477,148	$1,244,027	19%
Underwriting profit	$187,494	$116,948	60%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	60.0%	64.2%	(4.2)
Prior accident years loss ratio	(6.7)%	(9.6)%	2.9
Loss ratio	53.3%	54.6%	(1.3)
Expense ratio	34.0%	36.0%	(2.0)
Combined ratio	87.3%	90.6%	(3.3)

Current accident year loss ratio catastrophe impact (2)	—%	3.2%	(3.2)
Current accident year loss ratio Russia-Ukraine conflict impact (2)	1.4%	—%	1.4

Current accident year loss ratio, excluding catastrophes and Russia-Ukraine conflict	58.6%	61.0%	(2.4)
Combined ratio, excluding current year catastrophes and Russia-Ukraine conflict	86.0%	87.4%	(1.4)
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes and the Russia-Ukraine conflict is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Insurance segment for the three months ended March 31, 2022 was driven by new business volume, more favorable rates and expanded product offerings, resulting in growth across all of our product lines, most notably our professional liability and general liability product lines. Net retention of gross premium volume was 83% for the three months ended March 31, 2022 and 85% for the three months ended March 31, 2021. The decrease in net retention was primarily due to higher cession rates on certain product lines, as well as the impact of ceded reinstatement premiums within our marine and energy product lines associated with the Russia-Ukraine conflict. The increase in earned premiums for the three months ended March 31, 2022 was primarily due to higher gross premium volume.

Combined Ratio

The Insurance segment's current accident year losses and loss adjustment expenses for the three months ended March 31, 2022 included $20.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Current accident year losses for the three months ended March 31, 2021 included $39.3 million of net losses and loss adjustment expenses attributed to Winter Storm Uri. Excluding these losses from the respective periods, the decrease in the current accident year loss ratio for the three months ended March 31, 2022 compared to the same period of 2021 was primarily attributable to lower attritional loss ratios within our professional liability and general liability product lines, primarily due to the benefit of achieving higher premium rates.

The Insurance segment's combined ratio for the three months ended March 31, 2022 included $98.6 million of favorable development on prior accident years loss reserves compared to $119.1 million for the same period of 2021. The decrease in favorable development was primarily due to less favorable development on multiple product lines in 2022 compared to 2021. Additionally, higher earned premiums in 2022 compared to 2021 had an unfavorable impact on the prior accident years loss ratio. For the three months ended March 31, 2022, favorable development was most significant on our general liability and marine and energy product lines across several accident years, workers' compensation product lines, primarily on the 2019 and 2020 accident years, and property product lines, primarily on the 2020 and 2021 accident years. The favorable development on prior years loss reserves in 2021 was most significant on our marine and energy, general liability, workers' compensation and property product lines.

The decrease in the Insurance segment's expense ratio for the three months ended March 31, 2022 compared to the same period of 2021 was primarily due to the favorable impact of higher earned premiums.

Reinsurance Segment

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	% Change
Gross premium volume	$576,316	$532,518	8%
Net written premiums	$555,220	$494,085	12%
Earned premiums	$283,967	$254,087	12%
Underwriting profit (loss)	$13,283	$(23,218)	NM (1)

Underwriting Ratios (2)			Point Change
Loss ratio
Current accident year loss ratio	64.3%	67.9%	(3.6)
Prior accident years loss ratio	0.7%	11.3%	(10.6)
Loss ratio	65.0%	79.2%	(14.2)
Expense ratio	30.3%	30.0%	0.3
Combined ratio	95.3%	109.1%	(13.8)

Current accident year loss ratio catastrophe impact (3)	—%	9.8%	(9.8)
Current accident year loss ratio Russia-Ukraine conflict impact (3)	5.3%	—%	5.3
Prior accident years loss ratio COVID-19 impact (3)	—%	7.3%	(7.3)

Current accident year loss ratio, excluding catastrophes and Russia-Ukraine conflict	59.0%	58.1%	0.9
Combined ratio, excluding current year catastrophes, Russia-Ukraine conflict and COVID-19	90.0%	92.0%	(2.0)
(1)    NM - Ratio is not meaningful
(2)    Amounts may not reconcile due to rounding.
(3)    The point impact of catastrophes, the Russia-Ukraine conflict and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Reinsurance segment for the three months ended March 31, 2022 was primarily attributable to increases on renewals and new business within our professional liability and general liability product lines, as well as more favorable premium adjustments within our credit and surety, professional liability and general liability product lines, partially offset by lower gross premiums within our workers' compensation and property product lines. The increases on renewals and favorable premium adjustments were primarily due to increased exposures arising from growth in underlying portfolios and more favorable rates. Lower gross premiums within our workers' compensation and property product lines were primarily attributable to non-renewals, as we did not renew a large treaty within our workers' compensation product line and have discontinued writing property reinsurance and retrocessional reinsurance business on a risk-bearing basis. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Net retention of gross premium volume for the three months ended March 31, 2022 was 96% compared to 93% for the same period of 2021. The increase in net retention for the three months ended March 31, 2022 was driven by changes in mix of business. Our growing professional liability and general liability product lines are fully retained, while the non-renewed property business had a lower retention rate than the rest of the segment.

The increase in earned premiums for the three months ended March 31, 2022 was primarily attributable to changes in gross premium volume, as previously discussed.

Combined Ratio

The Reinsurance segment's current accident year losses and loss adjustment expenses for the three months ended March 31, 2022 included $15.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Current accident year losses for the three months ended March 31, 2021 included $25.0 million of net losses and loss adjustment expenses attributed to Winter Storm Uri. Excluding these losses from the respective periods, the increase in the current accident year loss ratio was driven by an unfavorable impact from the change in mix of business within the segment as the non-renewed property business had a lower attritional loss ratio than the rest of the segment. The unfavorable impact from the change in mix of business was largely offset by lower attritional loss ratios within our professional liability, general liability and credit and surety product lines in 2022 compared to 2021, primarily due to more favorable premium adjustments in 2022 compared to 2021. Additionally, the attritional loss ratios within our professional liability and general liability product lines benefited from higher premium rates and an increase in the proportion of quota share contract structures within our portfolio, which generally have lower loss ratios than excess of loss contracts.

The Reinsurance segment's combined ratio for the three months ended March 31, 2022 included $2.1 million of adverse development on prior accident years loss reserves, which was primarily attributable to additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability, credit and surety and professional liability product lines. This increase in prior years loss reserves was largely offset by modest favorable development across several of our other product lines, including our property product lines. For the three months ended March 31, 2021, the combined ratio included $28.7 million of adverse development on prior accident years loss reserves, of which $18.6 million, or seven points on the segment combined ratio, was attributed to COVID-19.

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

The following table summarizes our investment performance.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	Change
Net investment income	$72,734	$96,570	(25)%
Net investment gains (losses)	$(358,399)	$526,871	$(885,270)
Change in net unrealized gains (losses) on available-for-sale investments (1)	$(603,388)	$(271,215)	$(332,173)

Investment Ratios
Investment yield (2)	0.4%	0.5%	(0.1)
Taxable equivalent total investment return	(3.5)%	1.4%	(4.9)
(1)    The change in net unrealized gains (losses) on available-for-sale investments included an increase related to an adjustment to our life and annuity benefit reserves of $56.6 million and $49.3 million for the three months ended March 31, 2022 and 2021, respectively. See note 9 of the notes to consolidated financial statements for details on our life and annuity benefit reserve adjustments.
(2)     Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The decrease in net investment income for the three months ended March 31, 2022 compared to the same period of 2021 was driven by losses on our equity method investments in 2022 compared to income in 2021. Net investment income on our fixed maturity securities in 2022 was consistent with 2021, as the impact of higher average holdings of fixed maturity securities during the three months ended March 31, 2022 compared to the same period of 2021 was largely offset by lower yields in 2022 compared to 2021. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net investment losses for the three months ended March 31, 2022 were primarily attributable to a decrease in the fair value of our equity portfolio driven by unfavorable market value movements. Net investment gains for the three months ended March 31, 2021 were primarily attributable to an increase in the fair value of our equity portfolio driven by favorable market value movements. See note 4(e) of the notes to consolidated financial statements for further details on the components of net investment gains (losses).

The decrease in net unrealized gains (losses) on available-for-sale investments for both the three months ended March 31, 2022 and 2021 was primarily attributable to decreases in the fair value of our fixed maturity investment portfolio as a result of increases in interest rates during both periods.

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Three Months Ended March 31,
	2022	2021
Investment yield (1)	0.4%	0.5%
Adjustment of investment yield from amortized cost to fair value	(0.1)%	(0.1)%
Net amortization of net premium on fixed maturity securities	0.1%	0.1%
Net investment gains (losses) and change in net unrealized investment gains (losses) on available-for-sale securities	(3.9)%	0.9%
Taxable equivalent effect for interest and dividends (2)	—%	—%
Taxable equivalent total investment return	(3.5)%	1.4%
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

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	% Change
Operating revenues	$950,392	$706,602	35%
Operating income	$49,737	$51,463	(3)%
EBITDA	$95,705	$81,178	18%
Net income to shareholders	$25,779	$32,683	(21)%

The increase in operating revenues for the three months ended March 31, 2022 compared to the same period of 2021 was driven by a $108.9 million contribution from Metromont and Buckner, which were acquired in December 2021 and August 2021, respectively, and the impact of increased demand and higher prices at many of our other businesses.

The benefit of increases in operating revenues to operating income, EBITDA and net income to shareholders was reduced by increased costs of materials and labor across many of our businesses, which are reflective of current economic conditions. The higher cost of materials is due in part to a shortage in the availability of certain products, the higher costs of shipping and inflation. We try to mitigate the impact of these cost increases through a variety of actions, such as increasing the prices of our products and services, pre-purchasing materials, locking in prices in advance or utilizing alternative sources of materials. However, we may not be successful at these efforts and even when we are successful, there may be a time lag before the impacts of these changes are reflected in our margins.

The increase in EBITDA for the three months ended March 31, 2022 compared to the same period of 2021 was driven by the impact of higher revenues and improved operating results at our construction services businesses and consulting services businesses, as well as the contribution of Metromont. These increases in EBITDA were partially offset by the impact of a pre-tax disposition gain of $22.0 million in the first quarter of 2021, which was included in services and other expenses.

The decrease in operating income and net income to shareholders was primarily attributable to depreciation and amortization related to our recent acquisitions, which more than offset the impact of higher revenues and improved operating results at our construction services businesses and consulting services businesses, as previously discussed.

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

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Markel Ventures operating income	$49,737	$51,463
Depreciation expense	25,035	16,010
Amortization of intangible assets	20,933	13,705
Markel Ventures EBITDA	$95,705	$81,178

Other Operations

The following table presents the components of operating revenues and operating expenses that are not included in a reportable segment.

	Three Months Ended March 31,
	2022			2021
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$37,009	$37,746	$9,545	$36,987	$44,627	$9,612
Insurance-linked securities - disposition gain	107,293	—	—	—	—	—
Program services and other fronting	34,071	7,383	5,234	28,163	6,328	5,234
Life and annuity	325	5,281	—	526	6,414	—
Markel CATCo buy-out	—	101,904	—	—	—	—
Other (1)	3,048	7,559	586	6,783	9,820	599
	181,746	159,873	15,365	72,459	67,189	15,445
Underwriting operations (2)			9,751			10,403
Total	$181,746	$159,873	$25,116	$72,459	$67,189	$25,848
(1)    Other includes the results of our run-off Lodgepine and Markel CATCo operations for both periods presented.
(2)    Amortization of intangible assets attributable to our underwriting operations is not allocated between the Insurance and Reinsurance segments.

Insurance-Linked Securities

Operating revenues in our Nephila ILS operations for the three months ended March 31, 2021 were consistent with operating revenues for the same period of 2021. Higher operating revenues at our Volante managing general agent operations were offset by lower operating revenues at our Velocity managing general agent operations due to its disposition in February 2022.

In February 2022, we sold the majority of our controlling interest in our Velocity managing general agent operations for total cash consideration of $181.3 million, which resulted in a gain of $107.3 million. Velocity provides risk origination services for our Nephila fund management operations, as well as for third parties, and was a source of growth within our ILS operations since we acquired Nephila in 2018. We continue to have a minority interest in Velocity after the sale, and Velocity will continue to be a source for risk origination for our Nephila fund management operations.

In March 2022, we entered into a definitive agreement to sell our controlling interest in our Volante managing general agent operations, which underwrite and administer specialty insurance and reinsurance policies and provide delegated underwriting services to third-party providers of insurance capital. Volante has also been a source of growth within our ILS operations since we acquired Nephila in 2018. Estimated consideration from the sale is expected to be $155 million. The transaction is expected to close in the third quarter of 2022 and is subject to regulatory approvals and customary closing conditions.

Following the disposition of our Volante managing general agent operations, our Nephila ILS operations will be solely comprised of its fund management operations. As of March 31, 2022, Nephila's net assets under management were $8.6 billion.

Program Services and Other Fronting

For the three months ended March 31, 2022, the increase in operating revenues in our program services and other fronting operations was primarily due to higher gross premium volume at our program services operations driven by the expansion of existing programs. Gross written premiums in our program services operations were $705.6 million and $611.8 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, gross written premiums from our other fronting operations, which consist of business written by our underwriting platform on behalf of our ILS operations, were $173.1 million and $22.2 million for the three months ended March 31, 2022 and 2021, respectively.

Markel CATCo Buy-Out

In March 2022, we completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Under the terms of the transaction, we provided cash funding of $45.1 million to purchase substantially all of the Markel CATCo Funds' investments in Markel CATCo Re and also provided tail risk cover of $142.7 million to Markel CATCo Re to allow for the release of collateral to investors. In order to complete the transaction, we also made $101.9 million in additional payments, net of insurance proceeds, to or for the benefit of investors, which were recognized as an expense during the first quarter of 2022. See note 11 of the notes to consolidated financial statements for further details regarding the buy-out transaction.

Interest Expense and Income Taxes

Interest Expense

Interest expense was $49.7 million for the three months ended March 31, 2022, compared to $42.4 million for the same period of 2021. The increase in interest expense for the three months ended March 31, 2022 was primarily attributable to interest expense associated with our 3.45% unsecured senior notes issued in May 2021.

Income Taxes

The effective tax rate was 27% and 20% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 is not meaningful due to the relatively small pre-tax loss during the period. The estimated annual effective tax rate was 21% for both the three months ended March 31, 2022 and 2021. We use the estimated annual effective tax rate method for calculating our tax provision in interim periods. This method applies our best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The difference between the estimated annual effective tax rate and the effective tax rate for both periods was attributed to discrete items during the respective periods, however, the impact of the discrete items on the effective tax rate for the three months ended March 31, 2022 was magnified due to the relatively small pre-tax loss during the period.

Comprehensive Income (Loss) to Shareholders and Book Value per Common Share

The following table summarizes the components of comprehensive income (loss) to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net income (loss) to shareholders	$(52,843)	$573,694
Other comprehensive loss:
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(476,081)	(214,464)
Other, net of taxes	(116)	(216)
Other comprehensive (income) loss attributable to noncontrolling interest	13	(17)
Other comprehensive loss to shareholders	(476,184)	(214,697)
Comprehensive income (loss) to shareholders	$(529,027)	$358,997

Book value per common share decreased 4% from $1,036.20 at December 31, 2021 to $995.53 as of March 31, 2022, primarily due to other comprehensive loss to shareholders for the three months ended March 31, 2022.

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our consolidated debt to capital ratio was 24% at March 31, 2022 and 23% at December 31, 2021. The increase reflects a decrease in shareholders' equity, primarily attributable to other comprehensive loss to shareholders for the three months ended March 31, 2022.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $28.3 billion at both March 31, 2022 and December 31, 2021. The following table presents the composition of our invested assets.

	March 31, 2022	December 31, 2021
Fixed maturity securities	43%	44%
Equity securities	31%	32%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	26%	24%
Total	100%	100%

Our holding company had $5.0 billion and $5.3 billion of invested assets at March 31, 2022 and December 31, 2021, respectively. The decrease was primarily due to cash payments for consideration in the buy-out transaction with Markel CATCo Re and the Markel CATCo Funds, profit sharing and repurchases of common stock, partially offset by cash consideration received in connection with the sale of Velocity. See note 11 of the notes to consolidated financial statements for details regarding the buy-out transaction and "Results of Operations - Other Operations" for details on the sale of Velocity. The following table presents the composition of our holding company's invested assets.

	March 31, 2022	December 31, 2021
Fixed maturity securities	4%	4%
Equity securities	54%	53%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	42%	43%
Total	100%	100%

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

Cash Flows

Net cash provided by operating activities was $414.9 million for the three months ended March 31, 2022 compared to $318.1 million for the same period of 2021. The increase in net cash flows from operating activities for the three months ended March 31, 2022 was primarily driven by higher net premium volumes across both of our underwriting segments, partially offset by higher claims settlement activity in our Insurance segment and $101.9 million of payments made in connection with the Markel CATCo buy-out transaction.

Net cash used by investing activities was $50.0 million for the three months ended March 31, 2022 compared to $1.1 billion for the same period of 2021. During the three months ended March 31, 2022, net cash used by investing activities included purchases of fixed maturity securities, net of maturities and sales, of $397.9 million, as well as an increase in our holdings of short-term investments of $287.0 million. Net cash used by investing activities was net of $630.0 million of net cash acquired as part of our consolidation of Markel CATCo Re, a significant portion of which is restricted. During the three months ended March 31, 2021, net cash provided by investing activities included an increase in our holdings of short-term investments of $663.1 million and purchases of fixed maturity securities, net of maturities and sales, of $452.1 million. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $18.9 million for the three months ended March 31, 2022 compared to net cash provided by financing activities of $53.7 million for the same period of 2021. During the three months ended March 31, 2022 and 2021, we had net increases in borrowings, primarily on a revolving line of credit at one of our Markel Ventures businesses. Cash of $79.3 million and $22.0 million was used to repurchase shares of our common stock during the first three months of 2022 and 2021, respectively.

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

Our critical accounting estimates consist of estimates and assumptions used in determining the reserves for unpaid losses and loss adjustment expenses as well as estimates and assumptions used in the valuation of goodwill and intangible assets. We review the adequacy of reserves for unpaid losses and loss adjustment expenses quarterly. Estimates and assumptions for goodwill and intangible assets are reviewed in conjunction with acquisitions and impairment assessments. Goodwill and indefinite-lived intangible assets are reassessed for impairment at least annually. All intangible assets, including goodwill, are also reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Readers are urged to review our 2021 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Business Overview," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10-K, or are included in the items listed below:
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
•initial estimates for catastrophe losses and other significant, infrequent events (such as the COVID-19 pandemic and the Russia-Ukraine conflict), are often based on limited information, are dependent on broad assumptions about the nature and extent of losses, coverage, liability and reinsurance, and those losses may ultimately differ materially from our expectations;

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
•the impacts that political and civil unrest and regional conflicts, such as the conflict between Russia and Ukraine, may have on our businesses and the markets they serve or that any disruptions in regional or worldwide economic conditions generally arising from these situations may have on our businesses, industries or investments;
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
•investor litigation or disputes, as well as regulatory inquiries, investigations or proceedings related to our Markel CATCo operations; delays or disruptions in the run-off of those operations; or the failure to realize the benefits of the transaction that permitted the accelerated return of capital to our Markel CATCo investors; and
•a number of additional factors may adversely affect our Markel Ventures operations, and the markets they serve, and negatively impact their revenues and profitability, including, among others: adverse weather conditions, plant disease and other contaminants; changes in government support for education, healthcare and infrastructure projects; changes in capital spending levels; changes in the housing, commercial and industrial construction markets; liability for environmental matters; supply chain and shipping issues, including increases in freight costs; volatility in the market prices for their products; and volatility in commodity, wholesale and raw materials prices and interest and foreign currency exchange rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. Some businesses within our Markel Ventures operations are exposed to commodity price risk resulting from changes in the price of raw materials, parts and other components necessary to manufacture products, however, this risk is not material to the Company. The operating results of these businesses could be adversely impacted should they be unable to obtain price increases from customers in response to significant increases in raw material, parts and other component prices. During the three months ended March 31, 2022, there were no material changes to the market risk components described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our fixed maturity portfolio includes corporate bonds, mortgage-backed securities and securities issued by municipalities, foreign governments and non-sovereign foreign institutions. Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. During the three months ended March 31, 2022, there were no material changes in our corporate bond, mortgage-backed security, municipal bond or foreign government fixed maturity holdings.

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

We also have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our ceded reinsurance agreements. As of December 31, 2021, all of our ten largest reinsurers within our underwriting operations were rated "A" or better by A.M. Best Company (Best) and within our program services business, four of our ten largest reinsurers were rated "A" or better by Best. For reinsurers within our program services business with a credit rating of lower than "A" we employ a stringent collateral monitoring program, under which the majority of the reinsurance recoverable balances are fully collateralized. During the three months ended March 31, 2022, there were no material changes to the credit ratings of our top ten reinsurers within our underwriting and program services operations as reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Thomas Yeransian v. Markel Corporation

We previously reported that Thomas Yeransian, in his capacity as the representative of holders of certain contingent value rights, has filed three suits against the Company:

•Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), filed September 15, 2016;
•Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), filed November 13, 2018; and
•Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), filed June 5, 2020.

The three suits have been consolidated. We have asked the court to dismiss, or grant us summary judgment on, all counts. For additional information regarding these three suits, see Item 3 Legal Proceedings in our 2021 Annual Report on Form 10-K. We believe Mr. Yeransian's suits to be without merit. We further believe that any material loss resulting from the suits to be remote.

Item 1A. Risk Factors

The disclosure below supplements risk factors previously disclosed in our 2021 Annual Report on Form 10-K. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our businesses, results of operations or financial condition.

Our businesses, results of operations and financial condition could be adversely affected by the ongoing conflict between Russia and Ukraine and related disruptions in the global economy. The global economy has been negatively impacted by the military conflict between Russia and Ukraine. While we have no operations in Russia or Ukraine, some of our businesses have been, and may continue to be, adversely affected by this conflict and its effects. Within our underwriting operations, we have insurance contracts with exposure to losses attributed to the Russia-Ukraine conflict, which we discuss under Item 2 Management's Discussion & Analysis of Financial Condition and Results of Operations. Our other operations do not have significant direct exposure to customers and vendors in Russia or Ukraine. However, certain of our businesses have experienced, and may continue to experience, shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine conflict on the global economy.

Furthermore, governments in the U.S., United Kingdom, and European Union, among others, have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. These export controls and sanctions, or our failure to comply with them, could result in restrictions on our ability to do business in one or more of the jurisdictions in which we conduct business or have the other adverse effects discussed in our 2021 Annual Report on Form 10-K in Item 1A Risk Factors under "We are subject to laws and regulations relating to economic and trade sanctions and bribery and corruption, the violation of which could have a material adverse effect on us."

We are unable to predict the impact the ongoing conflict will have on our businesses or the global economy. The impact of further escalation of geopolitical tensions related to this conflict, including increased trade barriers or restrictions on global trade, is unknown and could result in, among other things, heightened cybersecurity threats, supply disruptions, protracted or increased inflation, lower consumer demand, fluctuations in interest and foreign exchange rates and increased volatility in financial markets, any of which could adversely affect our businesses, results of operations and financial condition. In addition, the ongoing conflict may have the effect of triggering or intensifying many of the risks described under Item 1A Risk Factors in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common share repurchases for the quarter ended March 31, 2022.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2022 through January 31, 2022	24,619	$1,233.50	24,619	$425,590
February 1, 2022 through February 28, 2022	24,127	$1,249.57	24,127	$735,288
March 1, 2022 through March 31, 2022	14,355	$1,311.40	14,355	$716,463
Total	63,101	$1,257.36	63,101	$716,463
(1)    The Board of Directors approved the repurchase of up to $750 million of our common shares pursuant to a share repurchase program publicly announced on February 16, 2022. The new program terminated and replaced a similar $500 million share repurchase program authorized in November 2021. Under our share repurchase programs, we may repurchase outstanding common shares of our stock from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. The new program has no expiration date but may be terminated by the Board at any time.

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

31.1	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Co-Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350*

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on April 26, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of April 2022.

Markel Corporation

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Jeremy A. Noble
Jeremy A. Noble
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)