Form 10-Q
period 2022-06-30
MARKEL CORP
filed 2022-08-02
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at July 26, 2022: 13,525,410

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $12,532,957 in 2022 and $12,061,467 in 2021)	$11,943,894	$12,587,305
Equity securities (cost of $2,939,975 in 2022 and $2,867,899 in 2021)	7,170,001	9,023,927
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,055,534	1,799,988
Total Investments	21,169,429	23,411,220
Cash and cash equivalents	3,698,854	3,978,490
Restricted cash and cash equivalents	1,212,463	902,457
Receivables	3,128,706	2,413,938
Reinsurance recoverables	7,315,657	7,293,555
Deferred policy acquisition costs	954,521	794,145
Prepaid reinsurance premiums	2,123,256	1,798,571
Goodwill	2,769,729	2,899,140
Intangible assets	1,729,174	1,822,486
Other assets	3,844,984	3,163,094
Total Assets	$47,946,773	$48,477,096
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$19,062,760	$18,178,894
Life and annuity benefits	777,726	902,980
Unearned premiums	6,336,362	5,383,619
Payables to insurance and reinsurance companies	703,481	616,665
Senior long-term debt and other debt (estimated fair value of $4,199,000 in 2022 and $5,017,000 in 2021)	4,502,237	4,361,266
Other liabilities	3,301,497	3,832,084
Total Liabilities	34,684,063	33,275,508
Redeemable noncontrolling interests	495,378	461,378
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,478,153	3,441,079
Retained earnings	9,289,820	10,446,763
Accumulated other comprehensive income (loss)	(603,657)	237,617
Total Shareholders' Equity	12,756,207	14,717,350
Noncontrolling interests	11,125	22,860
Total Equity	12,767,332	14,740,210
Total Liabilities and Equity	$47,946,773	$48,477,096

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,833,104	$1,568,037	$3,592,874	$3,065,732
Net investment income	93,658	96,261	166,392	192,831
Net investment gains (losses)	(1,554,643)	674,753	(1,913,042)	1,201,624
Products revenues	776,959	592,601	1,258,580	921,433
Services and other revenues	643,129	569,120	1,293,639	1,019,346
Total Operating Revenues	1,792,207	3,500,772	4,398,443	6,400,966
OPERATING EXPENSES
Losses and loss adjustment expenses	1,058,810	814,955	2,031,182	1,694,873
Underwriting, acquisition and insurance expenses	609,469	548,364	1,199,834	1,075,107
Products expenses	697,718	502,202	1,145,537	798,728
Services and other expenses	559,858	516,251	1,151,634	928,348
Amortization of intangible assets	45,523	39,729	91,572	79,282
Total Operating Expenses	2,971,378	2,421,501	5,619,759	4,576,338
Operating Income (Loss)	(1,179,171)	1,079,271	(1,221,316)	1,824,628
Interest expense	(50,050)	(46,568)	(99,742)	(88,957)
Net foreign exchange gains (losses)	106,732	(12,257)	130,226	12,827
Income (Loss) Before Income Taxes	(1,122,489)	1,020,446	(1,190,832)	1,748,498
Income tax (expense) benefit	239,102	(217,112)	257,531	(365,483)
Net Income (Loss)	(883,387)	803,334	(933,301)	1,383,015
Net income attributable to noncontrolling interests	(32,972)	(11,224)	(35,901)	(17,211)
Net Income (Loss) to Shareholders	(916,359)	792,110	(969,202)	1,365,804
Preferred stock dividends	(18,000)	(18,000)	(18,000)	(18,000)
Net Income (Loss) to Common Shareholders	$(934,359)	$774,110	$(987,202)	$1,347,804

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$(362,392)	$55,935	$(838,910)	$(158,441)
Reclassification adjustments for net gains (losses) included in net income (loss)	1,261	(3,943)	1,698	(4,031)
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(361,131)	51,992	(837,212)	(162,472)
Change in foreign currency translation adjustments, net of taxes	(4,275)	4,915	(5,523)	4,107
Change in net actuarial pension loss, net of taxes	373	654	1,505	1,246
Total Other Comprehensive Income (Loss)	(365,033)	57,561	(841,230)	(157,119)
Comprehensive Income (Loss)	(1,248,420)	860,895	(1,774,531)	1,225,896
Comprehensive income attributable to noncontrolling interests	(33,029)	(11,241)	(35,945)	(17,245)
Comprehensive Income (Loss) to Shareholders	$(1,281,449)	$849,654	$(1,810,476)	$1,208,651

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(69.19)	$57.12	$(75.68)	$99.19
Diluted	$(69.19)	$57.02	$(75.68)	$99.03
See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended June 30, 2022	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
March 31, 2022	$591,891	$3,469,449	$10,278,405	$(238,567)	$14,101,178	$5,554	$14,106,732	$480,351
Net income (loss)			(916,359)	—	(916,359)	25,989	(890,370)	6,983
Other comprehensive income (loss)			—	(365,090)	(365,090)	—	(365,090)	57
Comprehensive Income (Loss)					(1,281,449)	25,989	(1,255,460)	7,040
Repurchase of common stock	—	—	(46,995)	—	(46,995)	—	(46,995)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Restricted stock units expensed	—	4,406	—	—	4,406	—	4,406	—
Adjustment of redeemable noncontrolling interests	—	—	(7,498)	—	(7,498)	—	(7,498)	7,498
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(22,261)	(22,261)	—
Other	—	4,298	267	—	4,565	1,843	6,408	489
June 30, 2022	$591,891	$3,478,153	$9,289,820	$(603,657)	$12,756,207	$11,125	$12,767,332	$495,378

Six Months Ended June 30, 2022	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2021	$591,891	$3,441,079	$10,446,763	$237,617	$14,717,350	$22,860	$14,740,210	$461,378
Net income (loss)			(969,202)	—	(969,202)	25,416	(943,786)	10,485
Other comprehensive income (loss)			—	(841,274)	(841,274)	—	(841,274)	44
Comprehensive Income (Loss)					(1,810,476)	25,416	(1,785,060)	10,529
Repurchase of common stock	—	—	(126,291)	—	(126,291)	—	(126,291)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Restricted stock units expensed	—	32,870	—	—	32,870	—	32,870	—
Adjustment of redeemable noncontrolling interests	—	—	(44,438)	—	(44,438)	—	(44,438)	44,438
Adjustment to Metromont purchase price allocation	—	—	—	—	—	—	—	(18,681)
Disposition of Velocity	—	—	—	—	—	(22,059)	(22,059)	—
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(22,261)	(22,261)	—
Other	—	4,204	988	—	5,192	7,169	12,361	(2,286)
June 30, 2022	$591,891	$3,478,153	$9,289,820	$(603,657)	$12,756,207	$11,125	$12,767,332	$495,378

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended June 30, 2021	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
March 31, 2021	$591,891	$3,447,614	$8,777,062	$369,679	$13,186,246	$21,220	$13,207,466	$234,654
Net income			792,110	—	792,110	727	792,837	10,497
Other comprehensive income			—	57,544	57,544	—	57,544	17
Comprehensive Income					849,654	727	850,381	10,514
Repurchase of common stock	—	—	(38,803)	—	(38,803)	—	(38,803)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Restricted stock units expensed	—	4,442	—	—	4,442	—	4,442	—
Adjustment of redeemable noncontrolling interests	—	—	13,717	—	13,717	—	13,717	(13,717)
Other	—	(88)	105	—	17	1,131	1,148	(3,050)
June 30, 2021	$591,891	$3,451,968	$9,526,191	$427,223	$13,997,273	$23,078	$14,020,351	$228,401

Six Months Ended June 30, 2021	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2020	$591,891	$3,428,340	$8,195,182	$584,376	$12,799,789	$14,892	$12,814,681	$245,642
Cumulative effect of change in accounting policy			22,302	—	22,302	—	22,302	—
January 1, 2021	591,891	3,428,340	8,217,484	584,376	12,822,091	14,892	12,836,983	245,642
Net income			1,365,804	—	1,365,804	7,402	1,373,206	9,809
Other comprehensive income (loss)			—	(157,153)	(157,153)	—	(157,153)	34
Comprehensive Income					1,208,651	7,402	1,216,053	9,843
Repurchase of common stock	—	—	(60,826)	—	(60,826)	—	(60,826)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Restricted stock units expensed	—	23,602	—	—	23,602	—	23,602	—
Adjustment of redeemable noncontrolling interests	—	—	21,623	—	21,623	—	21,623	(21,623)
Purchase of noncontrolling interest	—	(531)	—	—	(531)	—	(531)	(147)
Other	—	557	106	—	663	784	1,447	(5,314)
June 30, 2021	$591,891	$3,451,968	$9,526,191	$427,223	$13,997,273	$23,078	$14,020,351	$228,401

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(933,301)	$1,383,015
Adjustments to reconcile net income (loss) to net cash provided by operating activities	1,854,290	(569,843)
Net Cash Provided By Operating Activities	920,989	813,172
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	370,028	294,552
Cost of fixed maturity securities purchased	(889,888)	(1,315,010)
Proceeds from sales of equity securities	146,116	115,312
Cost of equity securities purchased	(209,576)	(95,298)
Net change in short-term investments	(256,698)	(1,227,644)
Additions to property and equipment	(110,544)	(55,738)
Consolidation of Markel CATCo Re, net	629,955	—
Distributions to Markel CATCo Re noncontrolling interests for buy-out transaction	(169,380)	—
Proceeds from sale of business, net	109,505	39,585
Other	(22,879)	6,902
Net Cash Used By Investing Activities	(403,361)	(2,237,339)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	529,051	893,575
Repayment of senior long-term debt and other debt	(387,165)	(217,348)
Advance funding for repayment of senior long-term debt	(350,000)	—
Repurchases of common stock	(126,291)	(60,826)
Dividends paid on preferred stock	(18,000)	(18,000)
Other	(34,304)	(33,120)
Net Cash Provided (Used) By Financing Activities	(386,709)	564,281
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(100,549)	(4,945)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	30,370	(864,831)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,880,947	5,216,649
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,911,317	$4,351,818

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

a) Basis of Presentation. The consolidated balance sheet as of June 30, 2022 and the related consolidated statements of income (loss) and comprehensive income (loss) and changes in equity for the quarters and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Except for the adjustment described in note 15, such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2021 was derived from Markel Corporation's audited annual consolidated financial statements.

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

b) Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The FASB subsequently issued several ASUs as amendments to ASU No. 2018-12. The standard requires insurance companies with long duration contracts to: (1) review and, if there is a change, update the assumptions used to measure expected cash flows at least annually; (2) update the discount rate assumption at each reporting date; and (3) enhance disclosures, which includes (i) providing information about significant inputs, judgments and assumptions used to measure the liability and (ii) expanding the quantitative disclosures. ASU No. 2018-12 becomes effective for the Company during the first quarter of 2023 and will be applied using a modified retrospective approach that requires restatement of prior periods presented, including a cumulative adjustment to beginning accumulated other comprehensive income for the earliest period presented. The standard will, among other things, impact the discount rate used in estimating reserves for the Company's life and annuity reinsurance portfolio, which is in runoff. Currently, the discount rate assumption is locked-in for the life of the contracts, unless there is a loss recognition event. The Company is currently evaluating ASU No. 2018-12 to determine the impact that adopting this standard will have on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which becomes effective for the Company during the first quarter of 2023. ASU No. 2021-08 requires contract assets and liabilities accounted for under FASB Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, to be recorded at the acquisition date as if the acquirer entered into those contracts itself on the contract inception dates, rather than at fair value. At adoption, ASU No. 2021-08 will not impact the Company's financial position, results of operations or cash flows, but prospectively, this ASU will impact amounts recorded by the Company for assets acquired and liabilities assumed in conjunction with certain acquisitions.

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

	Quarter Ended June 30, 2022
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)	Consolidated
Gross premium volume	$2,237,158	$289,056	$—	$—	$753,835	$3,280,049
Net written premiums	1,828,162	273,838	—	—	(2,205)	2,099,795

Earned premiums	1,570,001	264,154	—	—	(1,051)	1,833,104
Losses and loss adjustment expenses:
Current accident year	(919,283)	(165,932)	—	—	—	(1,085,215)
Prior accident years	43,693	(13,577)	—	—	(3,711)	26,405
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(323,826)	(69,125)	—	—	(32)	(392,983)
Other underwriting expenses	(204,171)	(11,681)	—	—	(634)	(216,486)
Underwriting profit (loss)	166,414	3,839	—	—	(5,428)	164,825
Net investment income	—	—	93,558	100	—	93,658
Net investment losses	—	—	(1,554,643)	—	—	(1,554,643)
Products revenues	—	—	—	776,959	—	776,959
Services and other revenues	—	—	—	584,339	58,790	643,129
Products expenses	—	—	—	(697,718)	—	(697,718)
Services and other expenses	—	—	—	(536,057)	(23,801)	(559,858)
Amortization of intangible assets (3)	—	—	—	(20,577)	(24,946)	(45,523)
Segment profit (loss)	$166,414	$3,839	$(1,461,085)	$107,046	$4,615	$(1,179,171)
Interest expense						(50,050)
Net foreign exchange gains						106,732
Loss before income taxes						$(1,122,489)
U.S. GAAP combined ratio (4)	89%	99%			NM (5)	91%
(1)    Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $26.5 million for the quarter ended June 30, 2022.
(2)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $9.6 million for the quarter ended June 30, 2022, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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
(5)    NM - Ratio is not meaningful

	Quarter Ended June 30, 2021
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)	Consolidated
Gross premium volume	$1,821,374	$279,444	$—	$—	$783,195	$2,884,013
Net written premiums	1,494,443	257,355	—	—	(347)	1,751,451

Earned premiums	1,303,562	264,982	—	—	(507)	1,568,037
Losses and loss adjustment expenses:
Current accident year	(783,306)	(166,853)	—	—	—	(950,159)
Prior accident years	154,526	(21,741)	—	—	2,419	135,204
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(264,823)	(67,986)	—	—	—	(332,809)
Other underwriting expenses	(204,622)	(13,414)	—	—	2,481	(215,555)
Underwriting profit (loss)	205,337	(5,012)	—	—	4,393	204,718
Net investment income	—	—	96,259	2	—	96,261
Net investment gains	—	—	674,753	—	—	674,753
Products revenues	—	—	—	592,601	—	592,601
Services and other revenues	—	—	—	482,903	86,217	569,120
Products expenses	—	—	—	(502,202)	—	(502,202)
Services and other expenses	—	109	—	(450,781)	(65,579)	(516,251)
Amortization of intangible assets (3)	—	—	—	(13,858)	(25,871)	(39,729)
Segment profit (loss)	$205,337	$(4,903)	$771,012	$108,665	$(840)	$1,079,271
Interest expense						(46,568)
Net foreign exchange losses						(12,257)
Income before income taxes						$1,020,446
U.S. GAAP combined ratio (4)	84%	102%			NM (5)	87%
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
(5)    NM - Ratio is not meaningful

	Six Months Ended June 30, 2022
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)	Consolidated
Gross premium volume	$4,180,464	$865,372	$—	$—	$1,632,500	$6,678,336
Net written premiums	3,439,182	829,058	—	—	(3,711)	4,264,529

Earned premiums	3,047,149	548,121	—	—	(2,396)	3,592,874
Losses and loss adjustment expenses:
Current accident year	(1,805,520)	(348,390)	—	—	—	(2,153,910)
Prior accident years	142,333	(15,660)	—	—	(3,945)	122,728
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(634,232)	(140,879)	—	—	(32)	(775,143)
Other underwriting expenses	(395,822)	(26,070)	—	—	(2,799)	(424,691)
Underwriting profit (loss)	353,908	17,122	—	—	(9,172)	361,858
Net investment income	—	—	166,285	107	—	166,392
Net investment losses	—	—	(1,913,042)	—	—	(1,913,042)
Products revenues	—	—	—	1,258,580	—	1,258,580
Services and other revenues	—	—	—	1,053,103	240,536	1,293,639
Products expenses	—	—	—	(1,145,537)	—	(1,145,537)
Services and other expenses	—	—	—	(967,960)	(183,674)	(1,151,634)
Amortization of intangible assets (3)	—	—	—	(41,510)	(50,062)	(91,572)
Segment profit (loss)	$353,908	$17,122	$(1,746,757)	$156,783	$(2,372)	$(1,221,316)
Interest expense						(99,742)
Net foreign exchange gains						130,226
Loss before income taxes						$(1,190,832)
U.S. GAAP combined ratio (4)	88%	97%			NM (5)	90%
(1)    Products expenses and services and other expenses for the Markel Ventures segment include depreciation expense of $51.6 million for the six months ended June 30, 2022.
(2)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to the Company's underwriting segments was $19.4 million for the six months ended June 30, 2022, however, the Company does not allocate amortization of intangible assets between the Insurance and Reinsurance segments.
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
(5)    NM - Ratio is not meaningful

	Six Months Ended June 30, 2021
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures (1)	Other (2)	Consolidated
Gross premium volume	$3,459,701	$811,962	$—	$—	$1,417,202	$5,688,865
Net written premiums	2,881,873	751,440	—	—	(792)	3,632,521

Earned premiums	2,547,589	519,069	—	—	(926)	3,065,732
Losses and loss adjustment expenses:
Current accident year	(1,581,553)	(339,354)	—	—	—	(1,920,907)
Prior accident years	273,590	(50,396)	—	—	2,840	226,034
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(525,422)	(129,974)	—	—	—	(655,396)
Other underwriting expenses	(391,919)	(27,575)	—	—	(217)	(419,711)
Underwriting profit (loss)	322,285	(28,230)	—	—	1,697	295,752
Net investment income	—	—	192,826	5	—	192,831
Net investment gains	—	—	1,201,624	—	—	1,201,624
Products revenues	—	—	—	921,433	—	921,433
Services and other revenues	—	—	—	860,670	158,676	1,019,346
Products expenses	—	—	—	(798,728)	—	(798,728)
Services and other expenses	—	109	—	(795,689)	(132,768)	(928,348)
Amortization of intangible assets (3)	—	—	—	(27,563)	(51,719)	(79,282)
Segment profit (loss)	$322,285	$(28,121)	$1,394,450	$160,128	$(24,114)	$1,824,628
Interest expense						(88,957)
Net foreign exchange gains						12,827
Income before income taxes						$1,748,498
U.S. GAAP combined ratio (4)	87%	105%			NM (5)	90%
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

(dollars in thousands)	June 30, 2022	December 31, 2021
Segment assets:
Investing	$25,616,813	$28,277,801
Underwriting	9,086,833	8,111,316
Markel Ventures	5,195,988	4,958,279
Total segment assets	39,899,634	41,347,396
Other operations	8,047,139	7,129,700
Total assets	$47,946,773	$48,477,096

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

As of December 31, 2021, the purchase price was preliminarily allocated to the acquired assets and liabilities based on estimated fair value at the acquisition date, which was subsequently updated during the first quarter of 2022. During the first quarter of 2022, the Company decreased the allocation to goodwill by $18.7 million with an offsetting decrease to redeemable noncontrolling interests of $18.7 million, resulting in a preliminary purchase price allocation that reflected goodwill of $200.6 million, intangible assets of $143.9 million and redeemable noncontrolling interests of $251.2 million. Goodwill is primarily attributable to expected future earnings and cash flow potential of Metromont, and it is expected to be deductible for income tax purposes. Results attributable to Metromont are included in the Company's Markel Ventures segment.

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

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$2,912,268	$49	$(126,339)	$2,785,978
U.S. government-sponsored enterprises	822,815	1,761	(70,863)	753,713
Obligations of states, municipalities and political subdivisions	3,972,514	26,051	(137,823)	3,860,742
Foreign governments	1,402,054	2,675	(107,950)	1,296,779
Commercial mortgage-backed securities	2,013,800	409	(96,890)	1,917,319
Residential mortgage-backed securities	615,940	1,736	(10,146)	607,530
Asset-backed securities	2,165	—	(36)	2,129
Corporate bonds	791,401	409	(72,106)	719,704
Total fixed maturity securities	12,532,957	33,090	(622,153)	11,943,894
Short-term investments	2,064,223	1	(8,690)	2,055,534
Investments, available-for-sale	$14,597,180	$33,091	$(630,843)	$13,999,428

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$2,489,032	$2,633	$(21,471)	$2,470,194
U.S. government-sponsored enterprises	753,029	28,997	(6,439)	775,587
Obligations of states, municipalities and political subdivisions	4,007,211	266,575	(7,862)	4,265,924
Foreign governments	1,394,771	134,071	(9,488)	1,519,354
Commercial mortgage-backed securities	1,928,775	69,810	(8,152)	1,990,433
Residential mortgage-backed securities	699,136	27,084	(170)	726,050
Asset-backed securities	3,035	46	—	3,081
Corporate bonds	786,478	54,475	(4,271)	836,682
Total fixed maturity securities	12,061,467	583,691	(57,853)	12,587,305
Short-term investments	1,805,300	28	(5,340)	1,799,988
Investments, available-for-sale	$13,866,767	$583,719	$(63,193)	$14,387,293

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2022
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$1,867,197	$(81,978)	$911,928	$(44,361)	$2,779,125	$(126,339)
U.S. government-sponsored enterprises	509,765	(45,747)	155,794	(25,116)	665,559	(70,863)
Obligations of states, municipalities and political subdivisions	1,951,874	(102,522)	210,370	(35,301)	2,162,244	(137,823)
Foreign governments	1,016,734	(94,597)	92,286	(13,353)	1,109,020	(107,950)
Commercial mortgage-backed securities	1,743,017	(87,792)	64,010	(9,098)	1,807,027	(96,890)
Residential mortgage-backed securities	407,445	(9,614)	4,172	(532)	411,617	(10,146)
Asset-backed securities	2,129	(36)	—	—	2,129	(36)
Corporate bonds	614,804	(60,001)	66,422	(12,105)	681,226	(72,106)
Total fixed maturity securities	8,112,965	(482,287)	1,504,982	(139,866)	9,617,947	(622,153)
Short-term investments	2,034,208	(8,690)	—	—	2,034,208	(8,690)
Total	$10,147,173	$(490,977)	$1,504,982	$(139,866)	$11,652,155	$(630,843)

At June 30, 2022, the Company held 1,127 available-for-sale securities in an unrealized loss position with a total estimated fair value of $11.7 billion and gross unrealized losses of $630.8 million. Of these 1,127 securities, 110 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $1.5 billion and gross unrealized losses of $139.9 million. The Company does not intend to sell or believe it will be required to sell these available-for-sale securities before recovery of their amortized cost.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses as of June 30, 2022 or December 31, 2021.

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

c) The amortized cost and estimated fair value of fixed maturity securities at June 30, 2022 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,213,444	$1,193,593
Due after one year through five years	3,778,157	3,628,633
Due after five years through ten years	2,877,515	2,672,144
Due after ten years	2,031,936	1,922,546
	9,901,052	9,416,916
Commercial mortgage-backed securities	2,013,800	1,917,319
Residential mortgage-backed securities	615,940	607,530
Asset-backed securities	2,165	2,129
Total fixed maturity securities	$12,532,957	$11,943,894

d) The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Interest:
Tax-exempt municipal bonds	$13,160	$14,102	$26,735	$29,338
Taxable municipal bonds	17,618	16,421	35,125	32,916
Other taxable bonds	41,142	40,618	81,204	80,013
Short-term investments, including overnight deposits	5,795	874	7,001	1,546
Dividends on equity securities	23,590	19,798	48,327	45,183
Income (loss) from equity method investments	(3,247)	9,018	(29,493)	12,943
Other	(308)	(417)	5,938	(612)
	97,750	100,414	174,837	201,327
Investment expenses	(4,092)	(4,153)	(8,445)	(8,496)
Net investment income	$93,658	$96,261	$166,392	$192,831

e) The following table presents the components of net investment gains (losses) and the change in net unrealized gains (losses) included in other comprehensive income (loss). Gross realized investment gains and losses on fixed maturity securities, short-term investments and other investments were not material to the consolidated financial statements and are presented on a net basis in the following table.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Fixed maturity securities, short-term investments and other investments:
Net realized investment gains (losses)	$(2,259)	$4,402	$3,969	$7,811
Equity securities:
Change in fair value of securities sold during the period	(2,113)	1,345	(19,231)	3,971
Change in fair value of securities held at the end of the period	(1,550,271)	669,006	(1,897,780)	1,189,842
Total change in fair value	(1,552,384)	670,351	(1,917,011)	1,193,813
Net investment gains (losses)	$(1,554,643)	$674,753	$(1,913,042)	$1,201,624
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$(449,089)	$62,948	$(1,114,899)	$(258,284)
Short-term investments	(9,239)	1,095	(3,377)	1,779
Reserve deficiency adjustment for life and annuity benefit reserves (see note 9)	—	929	56,560	50,262
Net increase (decrease)	$(458,328)	$64,972	$(1,061,716)	$(206,243)

f) The Company's equity method investments, which totaled $489.4 million and $459.7 million as of June 30, 2022 and December 31, 2021, respectively, are included in other assets on the consolidated balance sheets.

The Company's most significant equity method investment is an investment in Hagerty, Inc. (Hagerty), which is accounted for on a quarter lag. Hagerty is an automotive enthusiast brand offering integrated membership products and programs as well as a specialty insurance provider focused on the global automobile enthusiast market. The Company's ownership interest in Hagerty was 23% as of June 30, 2022 and December 31, 2021. The Company's investment is comprised of Class A common shares, which are listed for trading on the New York Stock Exchange, as well as Class V common shares, associated with the Company's original investment in 2019, that have special voting rights and can be converted on a one-for-one basis into Class A common shares. The Company accounts for its investment under the equity method as it is deemed to have the ability to exercise significant influence over Hagerty's operating and financial policies through a combination of its voting interest, its right to designate a board member and business it conducts with Hagerty. As of June 30, 2022 and December 31, 2021, the carrying value of the Company's investment in Hagerty was $241.6 million and $256.6 million, respectively.

As of June 30, 2022 and December 31, 2021, the estimated value of the Company's investment, based on the closing stock price of Hagerty's Class A common shares, was $896.2 million and $1.1 billion, respectively. See note 12 for further details regarding related party transactions with Hagerty.

5. Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$2,785,978	$—	$2,785,978
U.S. government-sponsored enterprises	—	753,713	—	753,713
Obligations of states, municipalities and political subdivisions	—	3,860,742	—	3,860,742
Foreign governments	—	1,296,779	—	1,296,779
Commercial mortgage-backed securities	—	1,917,319	—	1,917,319
Residential mortgage-backed securities	—	607,530	—	607,530
Asset-backed securities	—	2,129	—	2,129
Corporate bonds	—	719,704	—	719,704
Total fixed maturity securities, available-for-sale	—	11,943,894	—	11,943,894
Equity securities:
Insurance, banks and other financial institutions	2,741,363	—	4,380	2,745,743
Industrial, consumer and all other	4,424,258	—	—	4,424,258
Total equity securities	7,165,621	—	4,380	7,170,001
Short-term investments, available-for-sale	1,892,694	162,840	—	2,055,534
Total investments	$9,058,315	$12,106,734	$4,380	$21,169,429

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$2,470,194	$—	$2,470,194
U.S. government-sponsored enterprises	—	775,587	—	775,587
Obligations of states, municipalities and political subdivisions	—	4,265,924	—	4,265,924
Foreign governments	—	1,519,354	—	1,519,354
Commercial mortgage-backed securities	—	1,990,433	—	1,990,433
Residential mortgage-backed securities	—	726,050	—	726,050
Asset-backed securities	—	3,081	—	3,081
Corporate bonds	—	836,682	—	836,682
Total fixed maturity securities, available-for-sale	—	12,587,305	—	12,587,305
Equity securities:
Insurance, banks and other financial institutions	3,307,755	—	56,472	3,364,227
Industrial, consumer and all other	5,659,700	—	—	5,659,700
Total equity securities	8,967,455	—	56,472	9,023,927
Short-term investments, available-for-sale	1,619,496	180,492	—	1,799,988
Total investments	$10,586,951	$12,767,797	$56,472	$23,411,220

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Equity securities, beginning of period	$8,468	$56,138	$56,472	$58,493
Purchases	—	—	—	—
Sales	(4,027)	(15,015)	(52,807)	(15,015)
Net investment gains (losses)	(61)	(57)	715	(2,412)
Equity securities, end of period	$4,380	$41,066	$4,380	$41,066

As of June 30, 2022, the Company's remaining Level 3 investment relates to its investment in Lodgepine Fund Limited, an insurance-linked securities fund managed through the Company's Lodgepine operations, which are currently in run-off.

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

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2022 and 2021.

6. Products, Services and Other Revenues

The amount of revenues from contracts with customers was $1.4 billion and $1.1 billion for the quarters ended June 30, 2022 and 2021, respectively, and $2.3 billion and $1.8 billion for the six months ended June 30, 2022 and 2021, respectively.

The following tables present revenues from contracts with customers by segment and type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income (loss), along with a reconciliation to total products revenues and services and other revenues.

	Quarter Ended June 30,
	2022			2021
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$764,543	$—	$764,543	$581,321	$—	$581,321
Services	569,385	8,450	577,835	468,424	37,902	506,326
Investment management	—	20,328	20,328	—	20,785	20,785
Total revenues from contracts with customers	1,333,928	28,778	1,362,706	1,049,745	58,687	1,108,432
Program services and other fronting	—	29,731	29,731	—	27,399	27,399
Other	27,370	281	27,651	25,759	131	25,890
Total	$1,361,298	$58,790	$1,420,088	$1,075,504	$86,217	$1,161,721

	Six Months Ended June 30,
	2022			2021
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$1,233,999	$—	$1,233,999	$899,963	$—	$899,963
Services	1,018,834	30,018	1,048,852	825,112	65,881	890,993
Investment management	—	39,556	39,556	—	37,122	37,122
Total revenues from contracts with customers	2,252,833	69,574	2,322,407	1,725,075	103,003	1,828,078
Program services and other fronting	—	63,063	63,063	—	55,016	55,016
Disposition gain	—	107,293	107,293	—	—	—
Other	58,850	606	59,456	57,028	657	57,685
Total	$2,311,683	$240,536	$2,552,219	$1,782,103	$158,676	$1,940,779

Receivables from contracts with customers were $723.0 million and $626.1 million as of June 30, 2022 and December 31, 2021, respectively.

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Net reserves for losses and loss adjustment expenses, beginning of year	$11,302,577	$10,485,717
Effect of foreign currency rate changes on beginning of year balance	(149,383)	5,198
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	11,153,194	10,490,915
Incurred losses and loss adjustment expenses:
Current accident year	2,153,910	1,920,907
Prior accident years	(122,728)	(226,059)
Total incurred losses and loss adjustment expenses	2,031,182	1,694,848
Payments:
Current accident year	167,262	198,402
Prior accident years	1,291,318	1,190,303
Total payments	1,458,580	1,388,705
Effect of foreign currency rate changes on current year activity	221	(476)
Net reserves for losses and loss adjustment expenses of Markel CATCo Re (see note 11)	465,196	—
Net reserves for losses and loss adjustment expenses of insurance companies sold	—	(2,762)
Net reserves for losses and loss adjustment expenses, end of period	12,191,213	10,793,820
Reinsurance recoverables on unpaid losses	6,871,547	6,205,996
Gross reserves for losses and loss adjustment expenses, end of period	$19,062,760	$16,999,816

For the six months ended June 30, 2022, current accident year losses and loss adjustment expenses included $35.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. These losses and loss adjustment expenses were net of ceded losses of $70.0 million.

All of the gross and net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict were recognized in the first quarter of 2022. Both the gross and net loss estimates for incurred losses attributed to the Russia-Ukraine conflict continue to represent the Company's best estimates as of June 30, 2022 based upon information currently available. The Company's estimates for these losses are based on reported claims, detailed underwriting, actuarial and claims reviews of policies and in-force assumed reinsurance contracts for potential exposures, as well as analysis of ceded reinsurance contracts and analysis provided by the Company's brokers and claims counsel. These estimates include various assumptions about what areas within the affected regions have incurred losses, the nature and extent of such losses, which remain difficult to verify, as well as assumptions about coverage, liability and reinsurance. Due to the inherent uncertainty associated with the assumptions surrounding the Russia-Ukraine conflict, these estimates are subject to a wide range of variability. Additionally, as the Russia-Ukraine conflict is ongoing, the Company believes it is possible that additional losses could be incurred in subsequent periods. Given the significant levels of ceded reinsurance on certain of the Company's impacted policies, a significant portion of any additional incurred losses may be ceded. Additionally, increases in ceded losses may require payment of additional reinstatement premiums. Further, if coverage under the Company's existing ceded reinsurance contracts is exhausted, the Company may need to purchase additional reinsurance to ensure that net retained risks on the impacted product lines are within the Company's corporate risk tolerances.

While the Company believes the gross and net reserves for losses and loss adjustment expenses for the Russia-Ukraine conflict as of June 30, 2022 are adequate based on information currently available, the Company continues to closely monitor reported claims, ceded reinsurance contract attachment, government actions and areas impacted by the conflict and may adjust the estimates of gross and net losses as new information becomes available. Any such adjustments or additional incurred losses may be material to the Company's results of operations, financial condition and cash flows.

For the six months ended June 30, 2021, current accident year losses and loss adjustment expenses included $67.9 million of net losses and loss adjustment expenses attributed to Winter Storm Uri.

For the six months ended June 30, 2022, prior accident years losses and loss adjustment expenses included $122.7 million of favorable development on prior years loss reserves, which included $123.3 million of favorable development on the Company's property, marine and energy, workers' compensation and programs product lines within the Insurance segment.

For the six months ended June 30, 2021, prior accident years losses and loss adjustment expenses included $226.1 million of favorable development on prior years loss reserves, which included $213.3 million of favorable development on the Company's general liability, workers' compensation, marine and energy, property and professional liability product lines within the Insurance segment. Favorable development on prior years loss reserves for the six months ended June 30, 2021 was partially offset by $32.8 million of adverse development on the Company's property product lines within the Reinsurance segment, due in part to losses related to COVID-19.

The Company's loss estimates for COVID-19 continue to represent the Company's best estimate as of June 30, 2022 based on information currently available, however, the assumptions on which these estimates are based are subject to a wide range of variability. The Company is closely monitoring reported claims, ceded reinsurance contract attachment, government actions and judicial decisions and may adjust the estimates of gross and net losses as new information becomes available. Such adjustments may be material to the Company's results of operations, financial condition and cash flows. For additional details on the Company's COVID-19 loss estimates, readers are urged to review the Company's 2021 Annual Report on Form 10-K.

8. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended June 30,
	2022				2021
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,108,859	$420,026	$(427,959)	$2,100,926	$1,756,680	$344,279	$(349,037)	$1,751,922
Earned	1,772,695	382,876	(321,438)	1,834,133	1,511,416	351,931	(294,679)	1,568,668
Program services and other fronting:
Written	664,590	86,574	(752,295)	(1,131)	737,110	45,944	(783,525)	(471)
Earned	607,099	65,116	(673,244)	(1,029)	582,809	23,763	(607,203)	(631)
Consolidated:
Written	2,773,449	506,600	(1,180,254)	2,099,795	2,493,790	390,223	(1,132,562)	1,751,451
Earned	$2,379,794	$447,992	$(994,682)	$1,833,104	$2,094,225	$375,694	$(901,882)	$1,568,037

	Six Months Ended June 30,
	2022				2021
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$3,932,114	$1,116,386	$(781,341)	$4,267,159	$3,305,777	$966,027	$(638,350)	$3,633,454
Earned	3,470,665	785,943	(661,367)	3,595,241	2,942,749	717,829	(593,779)	3,066,799
Program services and other fronting:
Written	1,361,564	268,272	(1,632,466)	(2,630)	1,345,147	71,914	(1,417,994)	(933)
Earned	1,306,704	113,976	(1,423,047)	(2,367)	1,165,969	38,668	(1,205,704)	(1,067)
Consolidated:
Written	5,293,678	1,384,658	(2,413,807)	4,264,529	4,650,924	1,037,941	(2,056,344)	3,632,521
Earned	$4,777,369	$899,919	$(2,084,414)	$3,592,874	$4,108,718	$756,497	$(1,799,483)	$3,065,732

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the quarters and six months ended June 30, 2022 and 2021 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 35% and 37% for the quarter and six months ended June 30, 2022, respectively, and 37% for both the quarter and six months ended June 30, 2021. The percentage of consolidated assumed earned premiums to net earned premiums was 24% and 25% for the quarter and six months ended June 30, 2022, respectively, and 24% and 25% for the quarter and six months ended June 30, 2021, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations were ceded. These losses totaled $574.8 million and $990.5 million for the quarter and six months ended June 30, 2022, respectively, and $636.8 million and $1.1 billion for the quarter and six months ended June 30, 2021, respectively.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Gross losses and loss adjustment expenses	$1,186,691	$993,138	$2,337,040	$2,067,061
Ceded losses and loss adjustment expenses	(127,895)	(177,674)	(305,889)	(369,645)
Net losses and loss adjustment expenses	$1,058,796	$815,464	$2,031,151	$1,697,416

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

Life and annuity benefits are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. As of December 31, 2021, the cumulative increase to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $56.6 million, all of which reversed during the first quarter of 2022 as a result of an increase in the market yield on the investment securities supporting the policy benefit reserves. As the market yield continued to increase, there was no adjustment to life and annuity benefits during the quarter ended June 30, 2022. During the quarter and six months ended June 30, 2021, the Company decreased life and annuity benefits by $0.9 million and $50.3 million, respectively and increased the change in net unrealized holding gains included in other comprehensive income by a corresponding amount.

10. Senior Long-Term Debt and Other Debt

In June 2022, the Company made a cash payment to a third-party trust account to pre-fund the retirement of its 4.90% unsecured senior notes due July 1, 2022 ($350.0 million aggregate principal outstanding at June 30, 2022). On July 1, 2022, the notes were retired.

The Company maintains a corporate revolving credit facility which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At the Company's discretion, up to $200 million of the total capacity may be used for letters of credit. The Company may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. At June 30, 2022 and December 31, 2021, the Company had no borrowings outstanding under this revolving credit facility. This facility expires in April 2024.

Various of the Company's Markel Ventures subsidiaries maintain revolving credit facilities or lines of credit, which provide up to $600 million of aggregate capacity for working capital and other general operational purposes. A portion of the capacity on certain of these credit facilities may be used as security for letters of credit and other obligations. At June 30, 2022 and December 31, 2021, the Company had $296.1 million and $94.3 million, respectively, of borrowings outstanding under these credit facilities.

To the extent that the Company or any of its subsidiaries are not in compliance with the covenants under their respective credit facilities, access to such credit facilities could be restricted. At June 30, 2022, the Company and all of the Company's subsidiaries were in compliance with all covenants contained in their respective credit facilities.

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

In March 2022, the Company completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Under the terms of the transaction, the Company provided cash funding of $45.1 million to purchase substantially all of the Markel CATCo Funds' interests in Markel CATCo Re. See note 14 for further details regarding the terms of the buy-out transaction. As part of the transaction, substantially all of the preference shares held by investors in the Markel CATCo Funds were redeemed, including preference shares previously held by the Company. See note 5 for details regarding the Company's investment in the Markel CATCo Funds.

During June 2022, the Company received a return of $24.9 million of the capital it provided in March 2022 and the related preference shares were redeemed. As of June 30, 2022, the Company's investment in preference shares of Markel CATCo Re totaled $20.1 million, which comprised 74% of the equity of Markel CATCo Re. Through that investment, the Company has exposure to adverse loss development on reinsurance contracts previously written by Markel CATCo Re for loss events that occurred from 2014 to 2020. If loss reserves held by Markel CATCo Re are sufficient to settle claims on the remaining open contracts, the Company will receive a full return of the remaining $20.1 million capital provided in March 2022. Favorable development on loss reserves held by Markel CATCo Re, less operating expenses, will be distributed to the Markel CATCo Funds, and ultimately to investors in the Markel CATCo Funds.

Markel CATCo Re is considered a VIE, as the equity at risk does not have the right to receive residual returns that exceed the capital provided by the Company in the buy-out transaction. As a result of the preference shares acquired by the Company in the buy-out transaction, and the voting shares held by its consolidated subsidiary, MCIM, the Company consolidates Markel CATCo Re as its primary beneficiary. Results attributed to the run-off of Markel CATCo Re are reported with the Company's other ILS operations, within services and other revenues and expenses, and are not included in a reportable segment.

The Company's consolidated balance sheet includes the following amounts attributable to Markel CATCo Re.

(dollars in thousands)	June 30, 2022
Assets
Cash and cash equivalents	$75,144
Restricted cash and cash equivalents	357,974
Other assets and receivables due from cedents	81,751
Total Assets	$514,869

Liabilities and Equity
Unpaid losses and loss adjustment expenses	$465,196
Other liabilities	22,596
Total Liabilities	487,792
Shareholders' Equity	21,139
Noncontrolling interests	5,938
Total Equity	27,077
Total Liabilities and Equity	$514,869

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

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila also acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd's of London Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). Nephila receives management fees for investment and insurance management services provided through its insurance-linked securities operations based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on the annual performance of the funds managed. Prior to the disposition of Velocity in February 2022, Nephila also provided managing general agent services to the Nephila Reinsurers in exchange for commissions. For the quarter and six months ended June 30, 2022, total revenues attributed to unconsolidated entities managed by Nephila were $17.5 million and $39.9 million, respectively. For the quarter and six months ended June 30, 2021, total revenues attributed to unconsolidated entities managed by Nephila were $42.0 million and $70.7 million, respectively.

Through the Company's program services operations and other fronting arrangements, the Company has programs with Nephila through which the Company writes insurance policies that are ceded to Syndicate 2357 and certain other Nephila Reinsurers. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write U.S. catastrophe-exposed property risk that is then ceded to Nephila Reinsurers. Gross premiums written through these programs with Nephila were $317.7 million and $633.3 million for the quarter and six months ended June 30, 2022, respectively, and $186.7 million and $304.0 million for the quarter and six months ended June 30, 2021, respectively, all of which were ceded to Nephila Reinsurers. As of June 30, 2022 and December 31, 2021, reinsurance recoverables on the consolidated balance sheets included $598.0 million and $751.0 million, respectively, due from Nephila Reinsurers. Under these programs, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

Hagerty

The Company holds a minority ownership interest in Hagerty, which operates primarily as a managing general agent and also includes Hagerty Re, a Bermuda Class 3 reinsurance company. Through the Company's underwriting operations, the Company underwrites insurance for Hagerty, and a portion of this insurance is ceded to Hagerty Re. For the quarter and six months ended June 30, 2022, the Company's gross written premiums attributable to Hagerty were $204.4 million and $343.4 million, respectively, of which $135.2 million and $227.3 million, respectively, were ceded to Hagerty Re. For the quarter and six months ended June 30, 2021, the Company's gross written premiums attributable to Hagerty were $177.6 million and $297.5 million, respectively, of which $100.9 million and $168.8 million, respectively, were ceded to Hagerty Re.

13. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Issued and outstanding common shares, beginning of period	13,570	13,765	13,632	13,783
Issuance of common shares	1	2	2	3
Repurchase of common shares	(33)	(33)	(96)	(52)
Issued and outstanding common shares, end of period	13,538	13,734	13,538	13,734

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at June 30, 2022 and December 31, 2021. The Company declared and paid dividends on preferred shares of $18.0 million, or $30 per share, in both the quarter ended June 30, 2022 and 2021.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income (loss) to common shareholders	$(934,359)	$774,110	$(987,202)	$1,347,804
Adjustment of redeemable noncontrolling interests	(7,498)	13,717	(44,438)	21,623
Adjusted net income (loss) to common shareholders	$(941,857)	$787,827	$(1,031,640)	$1,369,427

Basic common shares outstanding	13,612	13,793	13,632	13,806
Dilutive potential common shares from restricted stock units and restricted stock (1)	—	24	—	22
Diluted common shares outstanding	13,612	13,817	13,632	13,828
Basic net income (loss) per common share	$(69.19)	$57.12	$(75.68)	$99.19
Diluted net income (loss) per common share (1)	$(69.19)	$57.02	$(75.68)	$99.03
(1)     The impact of 31 thousand and 29 thousand shares from restricted stock units and restricted stock was excluded from the computation of diluted net loss per common share for the quarter and six months ended June 30, 2022, respectively, because the effect would have been anti-dilutive.

14. Commitments and Contingencies

a) In March 2022, the Company completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds, which are currently in run-off, that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Under the terms of the transaction, the Company provided cash funding of $45.1 million to purchase substantially all of the Markel CATCo Funds' investments in Markel CATCo Re and also provided tail risk cover of $142.7 million to Markel CATCo Re to allow for the release of collateral to investors. In order to complete the transaction, the Company also made $101.9 million in additional payments, net of insurance proceeds, to or for the benefit of investors, which were recognized as an expense to the Company and included in services and other expenses for the six months ended June 30, 2022. In conjunction with the buy-out transaction, all investors holding securities in the Markel CATCo Funds, the Markel CATCo Group Companies (MCIM, the Markel CATCo Funds and Markel CATCo Re), Markel Corporation and each of their related parties, among others, granted mutual releases of all claims related to the transaction, the Markel CATCo Group Companies' businesses and the investors' investments in the Funds, including any pending litigation. See note 11 for further details about the Company's Markel CATCo operations and the buy-out transaction.

b) Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

15. Immaterial Correction to Prior Period Financial Statements for Accounting Policy Change

The Company defers and amortizes costs directly related to the successful acquisition of new or renewal insurance contracts over the related policy period, generally one year. Previously, the Company did not defer salaries and benefits associated with the successful acquisition of insurance contracts, as such amounts were quantified and assessed each period and were deemed not to be material to the consolidated financial statements. Effective January 1, 2022, the Company changed its accounting policy to defer salaries and benefits associated with the successful acquisition of insurance contracts in accordance with the requirements of FASB ASC 944, Financial Services—Insurance.

To reflect the change in accounting policy, the Company made a cumulative adjustment to increase deferred policy acquisition costs by $28.2 million, increase deferred tax liabilities by $5.9 million and increase retained earnings by $22.3 million as of January 1, 2020, which is the beginning of the earliest year that will be presented in the consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K. These increases in deferred policy acquisition costs, deferred tax liabilities and retained earnings are also reflected as increases to the previously reported amounts in the Company's consolidated balance sheets as of December 31, 2021 and as an adjustment to retained earnings as of January 1, 2021 in the accompanying consolidated statement of changes in equity for the six months ended June 30, 2021. The Company considered both the quantitative and qualitative factors within the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that the impact of the change in accounting policy was not material to the Company's previously issued consolidated financial statements. The Company did not adjust the amounts previously presented in the consolidated statements of income and comprehensive income for the years ended December 31, 2020 and 2021 for the change in accounting policy as the effects were not material. The cumulative income statement effect for those periods was included in the consolidated statement of loss and comprehensive loss for the six months ended June 30, 2022.

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

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. We measure financial success by our ability to grow book value per common share and the market price per common share of our stock, or total shareholder return, at high rates of return over a long period of time. To mitigate effects of short-term volatility and align with the longer-term perspective we apply to operating our businesses, we generally use five-year time periods to measure our performance. Growth in book value per common share is an important measure of our success because it includes all underwriting, operating and investing results. Over the five-year period ended June 30, 2022, the compound annual growth in book value per common share was 7%. Growth in total shareholder value is also an important measure of our success, as a significant portion of our operations are not recorded at fair value or otherwise captured in book value. Over the five-year period ended June 30, 2022, our common share price increased at a compound annual rate of 6%.

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

Our Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus lines basis and unique and hard-to-place risks that must be written on an admitted basis due to marketing and regulatory reasons. Risks written in our Insurance segment are written on either a direct basis or a subscription basis, the latter of which means that the loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's of London (Lloyd's) syndicate. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. The following products are included in this segment: professional liability, general liability, personal lines, marine and energy, primary and excess of loss property, workers' compensation, credit and surety coverages, specialty program insurance for well-defined niche markets and liability and other coverages tailored for unique exposures. Business in this segment is primarily written through our Markel Specialty and Markel International divisions. The Markel Specialty division writes business on both an excess and surplus lines and admitted basis, primarily through our platform in the United States, as well as Bermuda, London, and Europe. The Markel International division writes business worldwide from our London and Munich-based platforms, which include branch offices around the world. The Insurance segment also includes collateral protection insurance written on an admitted basis through our State National division.

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

Insurance-Linked Securities

Our insurance-linked securities operations are primarily comprised of our Nephila operations and are not included in a reportable segment. Nephila Holdings Ltd. (together with its subsidiaries, Nephila) serves as an insurance and investment fund manager and managing general agent that offers a broad range of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives. Nephila serves as the investment manager to several Bermuda, Ireland and U.S. based private funds (the Nephila Funds). To provide access for the Nephila Funds to the insurance, reinsurance and weather markets, Nephila acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies and Lloyd's Syndicate 2357 (Syndicate 2357) (collectively, the Nephila Reinsurers). The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Corporation, and as such, these entities are not included in our consolidated financial statements. The Nephila Reinsurers subscribe to various reinsurance contracts based on their investors' risk profiles, including property reinsurance business fronted through our underwriting platform. Nephila also serves as a managing general agent that underwrites and administers property insurance policies and provides delegated underwriting services to providers of insurance capital. In the first quarter of 2022, we completed the sale of our Velocity managing general agent operations, and we have entered into an agreement to sell our remaining managing general agent operations. This transaction is expected to close in the fourth quarter of 2022. See "Results of Operations - Other Operations" for further details regarding these transactions. See note 12 of the notes to consolidated financial statements for further details regarding our Nephila operations.

Our insurance-linked securities operations also include our run-off Lodgepine and Markel CATCo operations, the results of which are reported separately from our ongoing insurance-linked securities operations. Our Markel CATCo operations are conducted through Markel CATCo Investment Management Ltd. (MCIM), an ILS investment fund manager headquartered in Bermuda. MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). In July 2019, these operations were placed into run-off. In March 2022, we completed a buy-out transaction that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Following the completion of the buy-out transaction, we consolidate Markel CATCo Re as its primary beneficiary. Results attributable to the run-off of Markel CATCo Re are included within services and other expenses, and for the quarter and six months ended June 30, 2022, these results were entirely attributable to noncontrolling interest holders in Markel CATCo Re. In connection with the buy-out transaction, we entered into a tail risk cover with Markel CATCo Re through which we have uncollateralized exposure to adverse development on loss reserves held by Markel CATCo Re for loss exposures in excess of limits that we believe are unlikely to be exceeded. See note 11 of the notes to consolidated financial statements for further details regarding our Markel CATCo operations and the consolidation of Markel CATCo Re and note 14 for further details about the buy-out transaction.

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

In certain instances, we also leverage the strength of our underwriting platform to write business on behalf of our ILS operations in exchange for ceding fees to support their business plans and assist in meeting their desired return objectives. This fronting business is conducted separately from our program services business and primarily consists of catastrophe-exposed property reinsurance business, which we no longer write on a risk-bearing basis.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Insurance segment profit	$166,414	$205,337	$353,908	$322,285
Reinsurance segment profit (loss)	3,839	(4,903)	17,122	(28,121)
Investing segment profit (loss) (1)	(1,461,085)	771,012	(1,746,757)	1,394,450
Markel Ventures segment profit (2)	107,046	108,665	156,783	160,128
Other operations (3)	4,615	(840)	(2,372)	(24,114)
Interest expense	(50,050)	(46,568)	(99,742)	(88,957)
Net foreign exchange gains (losses)	106,732	(12,257)	130,226	12,827
Income tax (expense) benefit	239,102	(217,112)	257,531	(365,483)
Net income attributable to noncontrolling interests	(32,972)	(11,224)	(35,901)	(17,211)
Net income (loss) to shareholders	(916,359)	792,110	(969,202)	1,365,804
Preferred stock dividends	(18,000)	(18,000)	(18,000)	(18,000)
Net income (loss) to common shareholders	(934,359)	774,110	(987,202)	1,347,804
Other comprehensive income (loss) to shareholders	(365,090)	57,544	(841,274)	(157,153)
Comprehensive income (loss) to shareholders	$(1,281,449)	$849,654	$(1,810,476)	$1,208,651
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
(3)    Other operations include the results attributable to our operations that are not included in a reportable segment, as well as any amortization of intangible assets that is not allocated to a reportable segment. Amortization of intangible assets attributable to our underwriting segments was $9.6 million and $19.4 million for the quarter and six months ended June 30, 2022, respectively, and $10.4 million and $20.8 million for the quarter and six months ended June 30, 2021, respectively; however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments.

Our results for the first half of 2022 were significantly impacted by decreases in the fair value of our investment portfolio. Net investment losses on our equity portfolio reflect the impact of significant volatility in the public equity markets. Our fixed maturity portfolio also decreased significantly, primarily due to increases in interest rates. Volatility in the public equity and bond markets reflects the impact of economic uncertainty and broader market conditions, which are impacting all three of our operating engines, including high levels of inflation, rising interest rates and global supply chain disruptions.

Additionally, our underwriting results were impacted by the ongoing military conflict between Russia and Ukraine following Russia's invasion of Ukraine in February 2022. See "Underwriting Results" for further details regarding the impacts of the Russia-Ukraine conflict on our underwriting results. The ongoing conflict has also contributed to certain aspects of the current economic conditions. For further discussion regarding the Russia-Ukraine conflict and risks related to our businesses, see Item 1A Risk Factors.

The change in comprehensive income (loss) to shareholders for the second quarter of 2022 compared to the second quarter of 2021 was primarily due to pre-tax net investment losses of $1.6 billion in 2022 compared to pre-tax net investment gains of $674.8 million in 2021, as well as pre-tax net unrealized losses on our fixed maturity securities of $449.1 million in 2022 compared to pre-tax net unrealized gains of $62.9 million in 2021.

The change in comprehensive income (loss) to shareholders for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to pre-tax net investment losses of $1.9 billion in 2022 compared to pre-tax net investment gains of $1.2 billion in 2021, as well as pre-tax net unrealized losses on our fixed maturity securities of $1.1 billion in 2022 compared to $258.3 million in 2021.

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

Consolidated

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Gross premium volume (1)	$2,527,754	$2,100,489	20%	$5,045,870	$4,270,872	18%
Net written premiums	$2,099,795	$1,751,451	20%	$4,264,529	$3,632,521	17%
Earned premiums	$1,833,104	$1,568,037	17%	$3,592,874	$3,065,732	17%
Underwriting profit	$164,825	$204,718	(19)%	$361,858	$295,752	22%

Underwriting Ratios (2)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	59.2%	60.6%	(1.4)	59.9%	62.7%	(2.8)
Prior accident years loss ratio	(1.4)%	(8.6)%	7.2	(3.4)%	(7.4)%	4.0
Loss ratio	57.8%	52.0%	5.8	56.5%	55.3%	1.2
Expense ratio	33.2%	35.0%	(1.8)	33.4%	35.1%	(1.7)
Combined ratio	91.0%	86.9%	4.1	89.9%	90.4%	(0.5)

Current accident year loss ratio catastrophe impact (3)	—%	0.2%	(0.2)	—%	2.2%	(2.2)
Current accident year loss ratio Russia-Ukraine conflict impact (3)	—%	—%	—	1.0%	—%	1.0
Prior accident years loss ratio COVID-19 impact (3)	—%	—%	—	—%	0.6%	(0.6)

Current accident year loss ratio, excluding catastrophes and Russia-Ukraine conflict	59.2%	60.4%	(1.2)	59.0%	60.4%	(1.4)
Combined ratio, excluding current year catastrophes, Russia-Ukraine conflict and COVID-19	91.0%	86.7%	4.3	89.0%	87.5%	1.5
(1)    Gross premium volume excludes $752.3 million and $1.6 billion for the quarter and six months ended June 30, 2022, respectively, and $783.5 million and $1.4 billion for the quarter and six months ended June 30, 2021, respectively, of written premiums attributable to our program services business and other fronting arrangements that were ceded.
(2)    Amounts may not reconcile due to rounding.
(3)    The point impact of catastrophes, the Russia-Ukraine conflict and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our underwriting operations for the quarter and six months ended June 30, 2022 was driven by growth in several of our product lines, particularly within our professional liability and general liability product lines across both of our underwriting segments.

We continue to see more favorable rates across most of our product lines, particularly within our professional liability and general liability product lines, however, we are beginning to see rate increases moderate on many of our product lines. Rate increases continue to be based on general market conditions and the impacts of economic and social inflation, including increased litigation, on loss costs. Additionally, recent increases in economic inflation, and an expectation that this trend will continue, have created more uncertainty around the ultimate losses that will be incurred to settle claims on these longer-tail product lines. These factors, as well as the impacts of the low interest rate environment on net investment income in recent years, have resulted in higher rates. Additionally, following the high level of catastrophes that have occurred in recent years, we are also seeing more favorable rates on catastrophe-exposed lines of business. The primary exception to the favorable rate environment is workers' compensation, where we continue to see low single digit rate decreases given generally favorable loss experience in recent years. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Net retention of gross premium volume in our underwriting operations was 83% for the quarters ended June 30, 2022 and 2021 and 85% for the six months ended June 30, 2022 and 2021. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

The increase in earned premiums in our underwriting operations for the quarter and six months ended June 30, 2022 was primarily attributable to continued growth in gross premium volume within our professional liability and general liability product lines across both our underwriting segments.

Combined Ratio

The increase in our consolidated combined ratio for the quarter ended June 30, 2022 compared to the same period of 2021 was driven by the impact of less favorable development on prior accident years loss reserves within our Insurance segment in 2022 compared to 2021, partially offset by a lower expense ratio and lower current accident year loss ratio within our Insurance segment.

Underwriting results for the six months ended June 30, 2022 included $35.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Underwriting results for the six months ended June 30, 2021 included $67.9 million of net losses and loss adjustment expenses from Winter Storm Uri as well as $18.5 million of net losses and loss adjustment expenses resulting from an increase in our estimate of ultimate losses and loss adjustment expenses attributed to COVID-19. Excluding these losses from the respective periods, the increase in our consolidated combined ratio for the six months ended June 30, 2022 compared to the same period of 2021 was primarily driven by the impact of less favorable development on prior accident years loss reserves within our Insurance segment in 2022 compared to 2021, partially offset by a lower expense ratio and lower current accident year loss ratio within our Insurance segment.

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

Six Months Ended June 30, 2022
(dollars in thousands)
Gross losses and loss adjustment expenses	$105,000
Ceded losses and loss adjustment expenses	(70,000)
Net losses and loss adjustment expenses	$35,000

Net ceded reinstatement premiums	$12,253
Underwriting loss	$47,253

All of the underwriting loss attributed to the Russia-Ukraine conflict was recognized in the first quarter of 2022. Both the gross and net loss estimates for incurred losses attributed to the Russia-Ukraine conflict continue to represent our best estimates as of June 30, 2022 based upon information currently available. Our estimates for these losses are based on reported claims, detailed underwriting, actuarial and claims reviews of policies and in-force assumed reinsurance contracts for potential exposures, as well as analysis of our ceded reinsurance contracts and analysis provided by our brokers and claims counsel. These estimates include various assumptions about what areas within the affected regions have incurred losses, the nature and extent of such losses, which remain difficult to verify, as well as assumptions about coverage, liability and reinsurance. Due to the inherent uncertainty associated with the assumptions surrounding the Russia-Ukraine conflict, these estimates are subject to a wide range of variability. Additionally, as the Russia-Ukraine conflict is ongoing, we believe it is possible that additional losses could be incurred in subsequent periods. Given the significant levels of ceded reinsurance on certain of our impacted policies, a significant portion of any additional incurred losses may be ceded. Additionally, increases in ceded losses may require payment of additional reinstatement premiums. Further, if coverage under our existing ceded reinsurance contracts is exhausted, we may need to purchase additional reinsurance to ensure that our net retained risks on the impacted product lines are within our corporate risk tolerances.

While we believe our gross and net reserves for losses and loss adjustment expenses for the Russia-Ukraine conflict as of June 30, 2022 are adequate based on information currently available, we continue to closely monitor reported claims, ceded reinsurance contract attachment, government actions and areas impacted by the conflict and may adjust our estimates of gross and net losses as new information becomes available. Any such adjustments or additional incurred losses may be material to our results of operations, financial condition and cash flows.

Insurance Segment

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Gross premium volume	$2,237,158	$1,821,374	23%	$4,180,464	$3,459,701	21%
Net written premiums	$1,828,162	$1,494,443	22%	$3,439,182	$2,881,873	19%
Earned premiums	$1,570,001	$1,303,562	20%	$3,047,149	$2,547,589	20%
Underwriting profit	$166,414	$205,337	(19)%	$353,908	$322,285	10%

Underwriting Ratios (1)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	58.6%	60.1%	(1.5)	59.3%	62.1%	(2.8)
Prior accident years loss ratio	(2.8)%	(11.9)%	9.1	(4.7)%	(10.7)%	6.0
Loss ratio	55.8%	48.2%	7.6	54.6%	51.3%	3.3
Expense ratio	33.6%	36.0%	(2.4)	33.8%	36.0%	(2.2)
Combined ratio	89.4%	84.2%	5.2	88.4%	87.3%	1.1

Current accident year loss ratio catastrophe impact (2)	—%	0.3%	(0.3)	—%	1.7%	(1.7)
Current accident year loss ratio Russia-Ukraine conflict impact (2)	—%	—%	—	0.7%	—%	0.7
Prior accident years loss ratio COVID-19 impact (2)	—%	(0.3)%	0.3	—%	(0.1)%	0.1

Current accident year loss ratio, excluding catastrophes and Russia-Ukraine conflict	58.6%	59.8%	(1.2)	58.6%	60.4%	(1.8)
Combined ratio, excluding current year catastrophes and Russia-Ukraine conflict	89.4%	84.2%	5.2	87.7%	85.8%	1.9
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes, the Russia-Ukraine conflict and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Insurance segment for the both the quarter and six months ended June 30, 2022 was driven by new business volume, more favorable rates and expanded product offerings, resulting in growth across all of our product lines, most notably our professional liability and general liability product lines. Net retention of gross premium volume was 82% for the quarters ended June 30, 2022 and 2021. Net retention of gross premium volume was 82% for the six months ended June 30, 2022 and 83% for the six months ended June 30, 2021. The decrease in net retention for the six months ended June 30, 2022 was primarily due to higher cession rates on certain product lines, as well as the impact of ceded reinstatement premiums within our marine and energy product lines associated with the Russia-Ukraine conflict, partially offset by the impact of low cession rates on new programs business. The increase in earned premiums for the quarter and six months ended June 30, 2022 was primarily due to higher gross premium volume.

Combined Ratio: Quarter-to-Date

The decrease in the current accident year loss ratio for the quarter ended June 30, 2022 compared to the same period of 2021 was primarily attributable to lower attritional loss ratios within our professional liability and general liability product lines, primarily due to the benefit of achieving higher premium rates.

The Insurance segment's combined ratio for the quarter ended June 30, 2022 included $43.7 million of favorable development on prior accident years loss reserves compared to $154.5 million for the same period of 2021. The decrease in favorable development was due in part to adverse development on our professional liability product lines in 2022 compared to favorable development in 2021. Adverse development on our professional liability product lines was most significant on the 2015 to 2019 accident years and was primarily attributable to unfavorable claim settlements and increased claim frequency on our errors and omissions and financial institutions products. Development on prior years loss reserves within our professional liability product lines in 2022 was impacted by broader market conditions, including the effects of social inflation. These factors have created more uncertainty around the ultimate losses that will be incurred to settle claims on these longer-tail product lines, and as a result, we are approaching reductions to prior year loss reserves cautiously. Within our general liability product lines, we experienced modest adverse development in 2022 compared to significant favorable development in 2021. While we are not currently experiencing increased claim frequency or loss severity within most of our general liability product lines, similar to our professional liability product lines, we are also approaching reductions to prior years loss reserves cautiously due to the inherent uncertainty of the impact of economic and social inflation on these product lines. In general, on long-tail product lines, we are responding quickly to increase loss reserves following any indication of increased claims frequency or severity in excess of our previous expectations, whereas in instances where claims trends are more favorable than we previously anticipated, we are often waiting to reduce loss reserves and will evaluate our experience over additional periods of time.

For the quarter ended June 30, 2022, favorable development on prior accident years loss reserves was most significant on our property, marine and energy, workers' compensation and programs product lines, primarily on the 2020 and 2021 accident years. The favorable development on prior years loss reserves in 2021 was most significant on our general liability, professional liability, property and workers' compensation product lines.

The decrease in the Insurance segment's expense ratio for the quarter ended June 30, 2022 compared to the same period of 2021 was primarily due to the favorable impact of higher earned premiums.

Combined Ratio: Year-to-Date

The Insurance segment's current accident year losses and loss adjustment expenses for the six months ended June 30, 2022 included $20.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Current accident year losses for the six months ended June 30, 2021 included $42.9 million of net losses and loss adjustment expenses attributed to Winter Storm Uri. Excluding these losses from the respective periods, the decrease in the current accident year loss ratio for the six months ended June 30, 2022 compared to the same period of 2021 was primarily attributable to lower attritional loss ratios within our professional liability and general liability product lines, primarily due to the benefit of achieving higher premium rates.

The Insurance segment's combined ratio for the six months ended June 30, 2022 included $142.3 million of favorable development on prior accident years loss reserves compared to $273.6 million for the same period of 2021. The decrease in favorable development was primarily due to less favorable development on our general liability product lines in 2022 compared to 2021 and adverse development on our professional liability product lines in 2022 compared to favorable development in 2021. Development on our general liability and professional liability product lines for the six months ended June 30, 2022 was unfavorably impacted by the same factors impacting quarter-to-date development. For the six months ended June 30, 2022, favorable development was most significant on our property, marine and energy, workers' compensation and programs product lines, primarily on the 2020 and 2021 accident years. The favorable development on prior years loss reserves in 2021 was most significant on our general liability, workers' compensation, marine and energy, property and professional liability product lines.

The decrease in the Insurance segment's expense ratio for the six months ended June 30, 2022 compared to the same period of 2021 was primarily due to the favorable impact of higher earned premiums.

Reinsurance Segment

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Gross premium volume	$289,056	$279,444	3%	$865,372	$811,962	7%
Net written premiums	$273,838	$257,355	6%	$829,058	$751,440	10%
Earned premiums	$264,154	$264,982	—%	$548,121	$519,069	6%
Underwriting profit (loss)	$3,839	$(5,012)	NM (1)	$17,122	$(28,230)	NM (1)

Underwriting Ratios (2)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	62.8%	63.0%	(0.2)	63.6%	65.4%	(1.8)
Prior accident years loss ratio	5.1%	8.2%	(3.1)	2.9%	9.7%	(6.8)
Loss ratio	68.0%	71.2%	(3.2)	66.4%	75.1%	(8.7)
Expense ratio	30.6%	30.7%	(0.1)	30.5%	30.4%	0.1
Combined ratio	98.5%	101.9%	(3.4)	96.9%	105.4%	(8.5)

Current accident year loss ratio catastrophe impact (3)	—%	—%	—	—%	4.8%	(4.8)
Current accident year loss ratio Russia-Ukraine conflict impact (3)	—%	—%	—	2.7%	—%	2.7
Prior accident years loss ratio COVID-19 impact (3)	—%	1.3%	(1.3)	—%	4.2%	(4.2)

Current accident year loss ratio, excluding catastrophes and Russia-Ukraine conflict	62.8%	63.0%	(0.2)	60.8%	60.6%	0.2
Combined ratio, excluding current year catastrophes, Russia-Ukraine conflict and COVID-19	98.5%	100.6%	(2.1)	94.1%	96.4%	(2.3)
(1)    NM - Ratio is not meaningful
(2)    Amounts may not reconcile due to rounding.
(3)    The point impact of catastrophes, the Russia-Ukraine conflict and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Reinsurance segment for the quarter ended June 30, 2022 was driven by increases on renewals within our professional liability product lines, due to increased exposure arising from growth in underlying portfolios and more favorable rates, as well as new business, primarily on our professional liability and general liability product lines. These increases were partially offset by the impact of non-renewals within our property product lines, as we have discontinued writing property reinsurance and retrocessional reinsurance business on a risk-bearing basis, and less favorable premium adjustments in the second quarter of 2022 compared to the same period of 2021, primarily within our professional liability product lines.

The increase in gross premium volume in our Reinsurance segment for the six months ended June 30, 2022 was driven by increases on renewals within our professional liability product lines, due to increased exposure arising from growth in underlying portfolios and more favorable rates, as well as new business, primarily on our professional liability and general liability product lines. Additionally, we had more favorable premium adjustments compared to the same period of 2021, primarily on our general liability and credit and surety product lines. These increases were partially offset by the impact of non-renewals within our property product lines, as previously discussed and the non-renewal of a large treaty within our workers' compensation product line. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Net retention of gross premium volume for the quarter ended June 30, 2022 was 95% compared to 92% for the same period of 2021. Net retention of gross premium volume for the six months ended June 30, 2022 was 96% compared to 93% for the same period of 2021. The increase in net retention for both the quarter and the six months ended June 30, 2022 was driven by changes in mix of business. Our growing professional liability and general liability product lines are fully retained, while the non-renewed property business had a lower retention rate than the rest of the segment.

The increase in earned premiums for the six months ended June 30, 2022 was primarily attributable to changes in gross premium volume, as previously discussed.

Combined Ratio: Quarter-to-Date

The Reinsurance segment's current accident year loss ratio for the quarter ended June 30, 2022 was consistent with the same period of 2021. The benefit of higher premium rates on our general liability and professional liability product lines was offset by the impact of less favorable premium adjustments in 2022 compared to 2021, primarily on our professional liability product lines, and changes in the mix of business within the segment. The change in mix of business had an unfavorable impact as the non-renewed property business had a lower attritional loss ratio than the rest of the segment.

The Reinsurance segment's combined ratio for the quarter ended June 30, 2022 included a $13.6 million increase in prior accident years loss reserves, which was attributable to additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability product lines and modest adverse development on certain of our other product lines. For the quarter ended June 30, 2021, the combined ratio included a $21.7 million increase in prior accident years loss reserves, which was primarily attributable to adverse development on our property product lines, as well as additional exposures recognized on prior accident years related to net favorable premium adjustments on our professional liability product lines.

Combined Ratio: Year-to-Date

The Reinsurance segment's current accident year losses and loss adjustment expenses for the six months ended June 30, 2022 included $15.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Current accident year losses for the six months ended June 30, 2021 included $25.0 million of net losses and loss adjustment expenses attributed to Winter Storm Uri. Excluding these losses from the respective periods, the current accident year loss ratio was consistent with the same period of 2021. The unfavorable impact of changes in the mix of business within the segment, as previously discussed, and assumed reinstatement premiums on catastrophes in 2021 that did not repeat in 2022 were largely offset by more favorable premium adjustments in 2022 compared to 2021, primarily on our general liability and credit and surety product lines, and the benefit of higher premium rates on our general liability and professional liability product lines.

The Reinsurance segment's combined ratio for the six months ended June 30, 2022 included a $15.7 million increase in prior accident years loss reserves, which was attributable to additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability, professional liability and credit and surety product lines, partially offset by favorable development on our credit and surety and property product lines. For the six months ended June 30, 2021, the combined ratio included a $50.4 million increase in prior accident years loss reserves, which was primarily attributable to adverse development on our property product lines, as well as additional exposures recognized on prior accident years related to net favorable premium adjustments on our professional liability product lines.

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

The following table summarizes our investment performance.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	Change	2022	2021	Change
Net investment income	$93,658	$96,261	(3)%	$166,392	$192,831	(14)%
Net investment gains (losses)	$(1,554,643)	$674,753	$(2,229,396)	$(1,913,042)	$1,201,624	$(3,114,666)
Change in net unrealized gains (losses) on available-for-sale investments (1)	$(458,328)	$64,972	$(523,300)	$(1,061,716)	$(206,243)	$(855,473)

Investment Ratios
Investment yield (2)	0.5%	0.5%	—	0.8%	1.1%	(0.3)
Taxable equivalent total investment return				(10.7)%	5.3%	(16.0)
(1)    The change in net unrealized gains (losses) on available-for-sale investments included an increase related to an adjustment to our life and annuity benefit reserves of $56.6 million for six months ended June 30, 2022, and increases of $0.9 million and $50.3 million for the quarter and six months ended June 30, 2021, respectively. There was no adjustment to our life and annuity benefit reserves for the quarter ended June 30, 2022. See note 9 of the notes to consolidated financial statements for details on our life and annuity benefit reserve adjustments.
(2)     Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The decrease in net investment income for the quarter and six months ended June 30, 2022 compared to the same periods of 2021 was driven by losses on our equity method investments in 2022 compared to income in 2021, partially offset by higher interest income on our short-term investments and higher dividend income in 2022 compared to 2021. Net investment income on our fixed maturity securities for the quarter and six months ended June 30, 2022 was consistent with the same periods of 2021, as the impact of higher average holdings of fixed maturity securities during both the quarter and six months ended June 30, 2022 compared to the same periods of 2021 was largely offset by a lower yield in 2022 compared to 2021. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net investment losses for both the quarter and six months ended June 30, 2022 were primarily attributable to decreases in the fair value of our equity portfolio driven by unfavorable market value movements in 2022. Net investment gains for both the quarter and six months ended June 30, 2021 were primarily attributable to increases in the fair value of our equity portfolio driven by favorable market value movements. See note 4(e) of the notes to consolidated financial statements for further details on the components of net investment gains (losses).

The decrease in net unrealized gains (losses) on available-for-sale investments for both the quarter and six months ended June 30, 2022 was primarily attributable to decreases in the fair value of our fixed maturity investment portfolio as a result of increases in interest rates during the first half of 2022. The increase in net unrealized gains on available-for-sale investments for the quarter ended June 30, 2021 was primarily attributable to an increase in the fair value of our fixed maturity investment portfolio as a result of a decrease in interest rates during the period. This followed an increase in interest rates during the first quarter of 2021, resulting in an overall net decrease in the fair value of our fixed maturity investment portfolio for the six months ended June 30, 2021.

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Six Months Ended June 30,
	2022	2021
Investment yield (1)	0.8%	1.1%
Adjustment of investment yield from amortized cost to fair value	(0.2)%	(0.3)%
Net amortization of net premium on fixed maturity securities	0.2%	0.2%
Net investment gains (losses) and change in net unrealized investment gains (losses) on available-for-sale securities	(12.1)%	3.9%
Taxable equivalent effect for interest and dividends (2)	—%	—%
Other (3)	0.6%	0.4%
Taxable equivalent total investment return	(10.7)%	5.3%
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

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Operating revenues	$1,361,398	$1,075,506	27%	$2,311,790	$1,782,108	30%
Operating income	$107,046	$108,665	(1)%	$156,783	$160,128	(2)%
EBITDA	$154,154	$138,357	11%	$249,859	$219,535	14%
Net income to shareholders	$68,205	$68,551	(1)%	$93,985	$101,234	(7)%

The increase in operating revenues for the quarter and six months ended June 30, 2022 compared to the same periods of 2021 was driven by contributions from Metromont and Buckner, which were acquired in December 2021 and August 2021, respectively. Operating revenues for the quarter and six months ended June 30, 2022 included $156.9 million and $265.7 million, respectively, attributable to these acquisitions. Additionally, operating revenues for the quarter and six months ended June 30, 2022 increased as a result of the impact of increased demand and higher prices at many of our other businesses, most notably at our construction services businesses.

The benefit of increases in operating revenues to operating income, EBITDA and net income to shareholders was reduced by increased costs of materials and labor across many of our businesses, which are reflective of current economic conditions. The higher cost of materials is due in part to a shortage in the availability of certain products, the higher cost of shipping and inflation. We try to mitigate the impact of these cost increases through a variety of actions, such as increasing the prices of our products and services, pre-purchasing materials, locking in prices in advance or utilizing alternative sources of materials. Our businesses have had varying levels of success with these efforts and even when we are successful, there can be a time lag before the impacts of these changes are reflected in our margins.

The increase in EBITDA for the quarter and six months ended June 30, 2022 compared to the same period of 2021 was primarily due to the impact of higher revenues and improved operating results at our construction services businesses and consulting services businesses, the contribution of Metromont and lower expense in 2022 compared to 2021 attributable to increases in our estimate of contingent consideration obligations related to certain recent acquisitions. These increases were partially offset by the impact of lower operating margins at one of our consumer and building products businesses in 2022 compared to 2021. For the six months ended June 30, 2022, the increases in EBITDA were also partially offset by the impact of a pre-tax disposition gain of $22.0 million in the first quarter of 2021, which was included in services and other expenses.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Markel Ventures operating income	$107,046	$108,665	$156,783	$160,128
Depreciation expense	26,531	15,834	51,566	31,844
Amortization of intangible assets	20,577	13,858	41,510	27,563
Markel Ventures EBITDA	$154,154	$138,357	$249,859	$219,535

Other Operations

The following tables present the components of operating revenues and operating expenses that are not included in a reportable segment.

	Quarter Ended June 30,
	2022			2021
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$23,201	$34,849	$9,512	$55,755	$43,916	$9,612
Program services and other fronting	29,762	6,731	5,234	28,027	6,182	5,234
Life and annuity	281	5,204	—	131	5,978	—
Markel CATCo Re	—	(28,199)	—	—	—	—
Other (1)	5,546	5,216	556	2,304	9,503	608
	58,790	23,801	15,302	86,217	65,579	15,454
Underwriting operations (2)			9,644			10,417
Total	$58,790	$23,801	$24,946	$86,217	$65,579	$25,871
(1)    Other includes the results of our run-off Lodgepine and Markel CATCo investment management operations for both periods presented.
(2)    Amortization of intangible assets attributable to our underwriting operations is not allocated between the Insurance and Reinsurance segments.

	Six Months Ended June 30,
	2022			2021
(dollars in thousands)	Services and other revenues	Services and other expenses	Amortization of intangible assets	Services and other revenues	Services and other expenses	Amortization of intangible assets
Other operations:
Insurance-linked securities	$60,210	$72,595	$19,057	$92,742	$88,543	$19,224
Insurance-linked securities - disposition gain	107,293	—	—	—	—	—
Program services and other fronting	63,833	14,114	10,468	56,190	12,510	10,468
Life and annuity	606	10,485	—	657	12,392	—
Markel CATCo buy-out	—	101,904	—	—	—	—
Markel CATCo Re	—	(28,199)	—	—	—	—
Other (1)	8,594	12,775	1,142	9,087	19,323	1,207
	240,536	183,674	30,667	158,676	132,768	30,899
Underwriting operations (2)			19,395			20,820
Total	$240,536	$183,674	$50,062	$158,676	$132,768	$51,719
(1)    Other includes the results of our run-off Lodgepine and Markel CATCo investment management operations for both periods presented.
(2)    Amortization of intangible assets attributable to our underwriting operations is not allocated between the Insurance and Reinsurance segments.

Insurance-Linked Securities

For both the quarter and six months ended June 30, 2022, the decrease in operating revenues and operating expenses in our Nephila ILS operations was primarily due to the disposition of our Velocity managing general agent operations during the first quarter of 2022. In February 2022, we sold the majority of our controlling interest in our Velocity managing general agent operations for total cash consideration of $181.3 million, which resulted in a gain of $107.3 million. Velocity provides risk origination services for our Nephila fund management operations, as well as for third parties, and was a source of growth within our ILS operations since we acquired Nephila in 2018. We continue to have a minority interest in Velocity after the sale, and Velocity will continue to be a source for risk origination for our Nephila fund management operations.

In March 2022, we entered into a definitive agreement to sell our controlling interest in our Volante managing general agent operations, which underwrite and administer specialty insurance and reinsurance policies and provide delegated underwriting services to third-party providers of insurance capital. Volante has also been a source of growth within our ILS operations since we acquired Nephila in 2018. Estimated consideration from the sale is expected to be $155 million. The transaction is expected to close in the fourth quarter of 2022 and is subject to regulatory approvals and customary closing conditions.

Following the disposition of our Volante managing general agent operations, our Nephila ILS operations will be solely comprised of its fund management operations. As of June 30, 2022, Nephila's net assets under management were $8.5 billion.

Program Services and Other Fronting

For the six months ended June 30, 2022, the increase in operating revenues was primarily due to higher gross premium volume at our program services operations in recent periods driven by the expansion of existing programs. Gross written premiums in our program services operations were $709.8 million and $1.4 billion for the quarter and six months ended June 30, 2022, respectively, compared to $761.2 million and $1.4 billion for the quarter and six months ended June 30, 2021, respectively. Additionally, gross written premiums from our other fronting operations, which consist of business written by our underwriting platform on behalf of our ILS operations, were $41.4 million and $214.5 million for the quarter and six months ended June 30, 2022, respectively, compared to $21.8 million and $44.0 million for the quarter and six months ended June 30, 2021, respectively.

Markel CATCo

In March 2022, we completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds and resulted in the consolidation of Markel CATCo Re upon completion of the transaction. In order to complete the transaction, we made $101.9 million in payments, net of insurance proceeds, to or for the benefit of investors that were recognized as an expense during the first quarter of 2022. For the quarter ended June 30, 2022, results attributable to Markel CATCo Re were primarily related to favorable loss reserve development on the run-off of reinsurance contracts, all of which were attributable to noncontrolling interest holders in Markel CATCo Re. See note 11 of the notes to consolidated financial statements for further details regarding our Markel CATCo operations and the consolidation of Markel CATCo Re and note 14 for further details about the buy-out transaction.

Interest Expense and Income Taxes

Interest Expense

Interest expense was $50.1 million and $99.7 million for the quarter and six months ended June 30, 2022, respectively, compared to $46.6 million and $89.0 million for the same periods of 2021. The increase in interest expense for the quarter and six months ended June 30, 2022 was primarily attributable to interest expense associated with our 3.45% unsecured senior notes issued in May 2021.

Income Taxes

The effective tax rate was 22% and 21% for the six months ended June 30, 2022 and 2021, respectively.

Comprehensive Income (Loss) to Shareholders and Book Value per Common Share

The following table summarizes the components of comprehensive income (loss) to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income (loss) to shareholders	$(916,359)	$792,110	$(969,202)	$1,365,804
Other comprehensive income (loss):
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(361,131)	51,992	(837,212)	(162,472)
Other, net of taxes	(3,902)	5,569	(4,018)	5,353
Other comprehensive income attributable to noncontrolling interest	(57)	(17)	(44)	(34)
Other comprehensive income (loss) to shareholders	(365,090)	57,544	(841,274)	(157,153)
Comprehensive income (loss) to shareholders	$(1,281,449)	$849,654	$(1,810,476)	$1,208,651

Book value per common share decreased 13% from $1,036.20 at December 31, 2021 to $898.53 as of June 30, 2022, primarily due to comprehensive loss to shareholders for the six months ended June 30, 2022.

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our consolidated debt to capital ratio was 26% at June 30, 2022 and 23% at December 31, 2021. The increase reflects a decrease in shareholders' equity, primarily attributable to decreases in the fair value of our investment portfolio, driven by unfavorable movements in the public equity markets and increases in interest rates in 2022.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $26.1 billion and $28.3 billion at June 30, 2022 and December 31, 2021, respectively. The following table presents the composition of our invested assets.

	June 30, 2022	December 31, 2021
Fixed maturity securities	46%	44%
Equity securities	27%	32%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	27%	24%
Total	100%	100%

Our holding company had $4.3 billion and $5.3 billion of invested assets at June 30, 2022 and December 31, 2021, respectively. The decrease was primarily due to declines in the fair value of our equity and fixed maturity securities, as well as the cash paid to pre-fund the retirement of our 4.90% unsecured senior notes due July 1, 2022. The following table presents the composition of our holding company's invested assets.

	June 30, 2022	December 31, 2021
Fixed maturity securities	5%	4%
Equity securities	51%	53%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	44%	43%
Total	100%	100%

In February 2022, our Board of Directors approved a new share repurchase program that provides for the repurchase of up to $750 million of common stock. As of June 30, 2022, $668.2 million remained available for repurchases under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

We may from time to time seek to prepay, retire or repurchase our outstanding senior notes or preferred shares, through open market purchases, privately negotiated transactions or otherwise. Those prepayments, retirements or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

Cash Flows

Net cash provided by operating activities was $921.0 million for the six months ended June 30, 2022 compared to $813.2 million for the same period of 2021. The increase in net cash flows from operating activities for the six months ended June 30, 2022 was primarily driven by higher net premium volumes within our Insurance segment, partially offset by $101.9 million of payments made in connection with the Markel CATCo buy-out transaction.

Net cash used by investing activities was $403.4 million for the six months ended June 30, 2022 compared to $2.2 billion for the same period of 2021. During the six months ended June 30, 2022, net cash used by investing activities included purchases of fixed maturity securities, net of maturities and sales, of $519.9 million and net purchases of short-term investments of $256.7 million. Net cash used by investing activities was net of $630.0 million of net cash and restricted cash acquired as part of our consolidation of Markel CATCo Re, of which $169.4 million was subsequently distributed to Markel CATCo investors for shares that were redeemed in conjunction with the buy-out transaction. During the six months ended June 30, 2021, net cash used by investing activities included net purchases of short-term investments of $1.2 billion and purchases of fixed maturity securities, net of maturities and sales, of $1.0 billion. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $386.7 million for the six months ended June 30, 2022 compared to net cash provided by financing activities of $564.3 million for the same period of 2021. In June 2022, we made a cash payment of $350.0 million to a third-party trust account to pre-fund the retirement our 4.90% unsecured senior notes, which were retired on July 1, 2022. During the six months ended June 30, 2022, we had net increases in borrowings, primarily on revolving lines of credit at two of our Markel Ventures businesses. During the six months ended June 30, 2021, we received net proceeds of $591.4 million from our May 2021 debt offering. Cash of $126.3 million and $60.8 million was used to repurchase shares of our common stock during the first six months of 2022 and 2021, respectively.

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
•the effects of government intervention, including material changes in the monetary policies of central banks, to address financial downturns (such as in response to the COVID-19 pandemic), inflation and other economic and currency concerns;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. During the six months ended June 30, 2022, there were no material changes in our market risk exposures from that described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Additionally, we have credit risk within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We manage exposure to credit risk by investing in high quality securities and by diversifying our holdings. Our policy is to invest in investment grade securities and to minimize investments in fixed maturity securities that are unrated or rated below investment grade. As of June 30, 2022, our fixed maturity portfolio had an average rating of "AAA," with 99% rated "A" or better by at least one nationally recognized rating organization. During the six months ended June 30, 2022, there were no material changes in the composition of our fixed maturity portfolio.

We also have credit risk to the extent any of our reinsurers are unwilling or unable to meet their obligations under our ceded reinsurance agreements. We monitor changes in the financial condition of each of our reinsurers, including their credit ratings, and we assess our concentration of credit risk on a regular basis. As of December 31, 2021, all of our ten largest reinsurers within our underwriting operations were rated "A" or better by A.M. Best Company (Best) and within our program services business, four of our ten largest reinsurers were rated "A" or better by Best. For reinsurers within our program services business with a credit rating of lower than "A" we employ a stringent collateral monitoring program, under which the majority of the reinsurance recoverable balances are fully collateralized. During the six months ended June 30, 2022, there were no material changes to the credit ratings of the top ten reinsurers within our underwriting and program services operations as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common share repurchases for the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2022 through April 30, 2022	5,976	$1,442.17	5,976	$707,844
May 1, 2022 through May 31, 2022	14,910	$1,338.21	14,910	$687,892
June 1, 2022 through June 30, 2022	14,890	$1,322.29	14,890	$668,203
Total	35,776	$1,348.95	35,776	$668,203
(1)    The Board of Directors approved the repurchase of up to $750 million of our common shares pursuant to a share repurchase program publicly announced in February 2022. Under our share repurchase program, we may repurchase outstanding common shares of our stock from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. The share repurchase program has no expiration date but may be terminated by the Board at any time.

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

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 2, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of August 2022.

Markel Corporation

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Richard R. Whitt, III
Richard R. Whitt, III
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Jeremy A. Noble
Jeremy A. Noble
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)