Form 10-K
period 2022-12-31
MARKEL CORP
filed 2023-02-17
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022
Commission File Number 001-15811
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of June 30, 2022 was approximately $17,203,000,000.
The number of shares of the registrant's Common Stock outstanding at February 1, 2023: 13,408,610.
Documents Incorporated By Reference: The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 17, 2023, referred to in Part III.

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

Markel Ventures - Through our Markel Ventures operations, we own controlling interests in a diverse portfolio of businesses that operate in a variety of industries.

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. We measure financial success by our ability to grow book value per common share and the market price per common share of our stock, or total shareholder return, at high rates of return over a long period of time. To mitigate effects of short-term volatility and align with the longer-term perspective we apply to operating our businesses, we generally use five-year time periods to measure our performance. Growth in book value per common share is an important measure of our success because it includes all underwriting, operating and investing results. Over the past five years, the compound annual growth in book value per common share was 6%. Growth in total shareholder value is also an important measure of our success, as a significant portion of our operations are not recorded at fair value or otherwise captured in book value. Over the past five years, our common share price increased at a compound annual rate of 3%. While these measures, considered independently of other factors, fall below our internal targets, we remain confident in the strong operating performance of our businesses.

The following graph presents book value per common share and stock price per common share for the past five years as of December 31.

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
Per Share
1,038.05
1,143.17
1,033.30
1,234.00
1,317.49
653.85
802.59
887.34
1,036.20
929.27
2018
2019
2020
2021
2022
Book Value Per Common Share
Stock Price Per Common Share

10K - 2

The following table presents summary financial data over the last five years, including book value per common share, market price per common share and other important financial measures and metrics.

(dollars in millions, except per share data)	2022	2021	2020	2019	2018	5-Year CAGR (1)
Results of Operations
Earned premiums	$7,588	$6,503	$5,612	$5,050	$4,712	12%
Net investment income	447	367	376	442	435	3%
Net investment gains (losses)	(1,596)	1,979	618	1,602	(438)
Markel Ventures operating revenues	4,758	3,644	2,795	2,055	1,915	29%
Total operating revenues	11,675	12,846	9,735	9,526	6,841	14%
Net income (loss) to common shareholders	(250)	2,389	798	1,790	(128)
Comprehensive income (loss) to shareholders	(1,309)	2,078	1,192	2,094	(376)
Diluted net income (loss) per common share	$(23.57)	$176.51	$55.63	$129.07	$(9.55)
Financial Position
Total investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets)	$27,420	$28,292	$24,927	$22,258	$19,238	6%
Total assets	49,791	48,477	41,738	37,474	33,306	9%
Unpaid losses and loss adjustment expenses	20,948	18,179	16,222	14,729	14,276	9%
Shareholders' equity	$13,066	$14,717	$12,822	$11,071	$9,081	7%
Common shares outstanding (at year end, in thousands)	13,423	13,632	13,783	13,794	13,888
Consolidated Performance Measures
Book value per common share	$929.27	$1,036.20	$887.34	$802.59	$653.85	6%
5-Year CAGR in book value per common share (1)	6%	11%	10%	8%	7%
Closing stock price	$1,317.49	$1,234.00	$1,033.30	$1,143.17	$1,038.05	3%
5-Year CAGR in closing stock price (1)	3%	6%	3%	11%	12%
(1)    CAGR—compound annual growth rate.

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

Through our underwriting, ILS and program services operations, we have a suite of capabilities through which we can access capital to support our customers' risks, which includes our own capital through our underwriting operations, as well as third-party capital through our ILS and program services operations. Within each of these insurance platforms, we believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by our expertise, service, continuity and other value-based considerations, including the multiple platforms through which we can manage risk and deploy capital. For example, through our program services platform, we have programs through which we write insurance policies on behalf of our ILS operations that are supported by third-party capital. Additionally, we cede certain risks written through our underwriting operations to our ILS operations to the extent those risks are more aligned with the risk profile of our ILS investors than our own corporate tolerance. Our ability to access multiple insurance platforms allows us to achieve income streams from our insurance operations beyond the traditional underwriting model. We believe this multi-platform approach provides us with a unique
10K - 3

advantage through which we have the ability to unlock additional value for our customers and business partners, which we refer to as "the power of the platform."

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

We also participate in the reinsurance market in certain classes of reinsurance product offerings, primarily casualty lines and certain other specialty lines. In the reinsurance market, our clients are other insurance companies, or cedents. We typically write our reinsurance products in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by cedents. Generally, we participate in reinsurance treaties with a number of other reinsurers, each with an allocated portion of the treaty, with the terms and conditions of the treaty being substantially the same for each participating reinsurer. With treaty reinsurance contracts, we do not separately evaluate each of the individual risks assumed under the contracts and are largely dependent on the individual underwriting decisions made by the cedent. Accordingly, we review and analyze the cedent's risk management and underwriting practices in deciding whether to provide treaty reinsurance and in pricing of treaty reinsurance contracts.

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

We distinguish ourselves in the reinsurance market by the expertise of our underwriting teams, our access to global reinsurance markets, our ability to offer large capacity lines and our ability to customize reinsurance solutions to fit our cedents' needs. Additionally, as with our insurance underwriting operations, our ability to access third-party capital through our ILS and program services platforms provides additional capital alternatives to support certain risks, to the extent those risks do not align with our underwriting risk tolerance. For example, we do not write property reinsurance business, including catastrophe-exposed property business, on a risk-bearing basis. Such business is only written on behalf of our ILS operations, to the extent it matches the risk profile of our third-party ILS investors, who provide the capital to support the risk. See "Program Services and Other Fronting" for further discussion of business written on behalf of our ILS operations.

10K - 4

The following chart presents the composition of our underwriting operations between insurance and reinsurance based on 2022 gross premium volume of $9.8 billion, which also aligns with our two reportable underwriting segments.
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

The following table summarizes our U.S. insurance and reinsurance underwriting subsidiaries.

U.S. Legal Entity	Abbreviation	State of Domicile
Essentia Insurance Company	Essentia	Missouri
Evanston Insurance Company	EIC	Illinois
FirstComp Insurance Company	FCIC	Nebraska
Markel American Insurance Company	MAIC	Virginia
Markel Global Reinsurance Company	MGRC	Delaware
Markel Insurance Company	MIC	Illinois
National Specialty Insurance Company	NSIC	Texas
State National Insurance Company, Inc.	SNIC	Texas
SureTec Insurance Company	SIC	Texas

Through these U.S. insurance and reinsurance subsidiaries, we are licensed, authorized, or accredited to write business in all 50 states and the District of Columbia.

The following table summarizes our international insurance and reinsurance underwriting subsidiaries.

International Legal Entity	Abbreviation	Country
Markel Bermuda Limited	MBL	Bermuda
Markel Insurance SE	MISE	Germany
Markel International Insurance Company Limited	MIICL	United Kingdom
Markel Syndicate 3000	Syndicate 3000	United Kingdom

10K - 5

Markets and Distribution

Our underwriting operations write business on a global basis and utilize multiple distribution channels to access our targeted risks.

In the U.S., we write business in the excess and surplus lines (E&S) and admitted insurance markets, as well as the reinsurance market. The primary distribution channels through which our U.S. business is placed are wholesale insurance and reinsurance brokers, retail insurance agents and alternative channels that include third-party managing general agents.

The E&S, or non-admitted, market focuses on hard-to-place risks and loss exposures that generally are not written in the standard market. U.S. insurance regulations generally require an E&S account to be declined by admitted carriers before an E&S company may write the business. E&S eligibility allows our insurance subsidiaries to underwrite unique loss exposures with more flexible policy forms and unregulated premium rates. This typically results in coverages that are more restrictive and more expensive than coverages in the standard market. The E&S market is accessed primarily through wholesale insurance and reinsurance brokers, which have limited quoting and binding authority. In 2021, the E&S market represented $83 billion, or 10%, of the $798 billion U.S. property and casualty industry.1 In 2021, we were the third largest E&S writer in the U.S. as measured by direct premium writings.1 Our E&S insurance operations are conducted through EIC.

Our U.S. business written in the admitted market focuses on unique and hard-to-place risks in the standard market, some of which must remain with an admitted insurance company for marketing and regulatory reasons. Hard-to-place risks written in the admitted market cover insureds engaged in similar, but highly specialized, activities that require a total insurance program not otherwise available from standard insurers or insurance products that are overlooked by large admitted carriers. The admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans. Business written in the admitted market is placed primarily by retail insurance agents. We are looking for opportunities to expand our business placed through retail insurance agents in order to capture additional business in the admitted market that fits our risk profile. Our admitted business is also placed through managing general agents, which have broader underwriting authority than retail agents. These agents are carefully selected based on a track record of proficiency with their selected products, and the business written is controlled through regular audits and pre-approvals. In addition, certain products and programs written on an admitted basis are marketed directly to consumers. The majority of our admitted insurance operations are conducted through MIC, MAIC, FCIC and Essentia. Our admitted operations also include SIC, SNIC and NSIC.

Our U.S. reinsurance operations are conducted through MGRC. Reinsurance business is placed primarily through wholesale reinsurance brokers. We were the 41st largest reinsurer in 2021 as measured by worldwide gross reinsurance premium writings.2

We also participate in the London insurance and reinsurance market, which is known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks. Hard-to-place risks in the London market are generally distinguishable from standard risks due to the complexity or significant size of the risk. It is primarily a broker market, which means that insurance brokers bring most of the business to the market. Risks written in this market are written on either a direct basis or a subscription basis, the latter of which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's of London (Lloyd's) syndicate, often due to the high limits of insurance coverage required. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. We participate in the London insurance and reinsurance market primarily through Markel Capital Limited (Markel Capital) and MIICL. Markel Capital is the corporate capital provider for Syndicate 3000, through which our Lloyd's operations are conducted. Syndicate 3000 is managed by Markel Syndicate Management Limited. In addition to their headquarters in London, Markel Capital and MIICL have offices across the United Kingdom (U.K.), Europe, Canada, Asia and the Middle East through which we are able to offer insurance and reinsurance. The London insurance market produced approximately $94 billion of gross written premium in 2021, of which $53 billion was produced by Lloyd's syndicates.3,4 In 2021, our share of the London market was approximately 2% as measured by gross written premiums.

1 Market Segment Report - U.S. Surplus Lines, A.M. Best (September 6, 2022)
2 Market Segment Report - Global Reinsurance, A.M. Best (August 31, 2022)
3 London Company Market Statistics Report, International Underwriting Association (September 2022)
4 Lloyd's Annual Report 2021
10K - 6

In Bermuda, which is known for its significant concentration of insurance and reinsurance businesses, we participate in the worldwide insurance and reinsurance markets. The Bermuda property and casualty market is a significant source of capital for the U.S. market and the leading location for cessions by U.S. insurers.5 Business written in the Bermuda market is typically placed by a Bermuda-based wholesale broker. The Bermuda market produced $83 billion of gross written premium in 2020.6 In 2020, our share of the Bermuda market was approximately 1% as measured by gross written premiums in our underwriting operations. We conduct our Bermuda underwriting operations through MBL, which is registered as a Class 4 insurer and Class C long-term insurer under the insurance laws of Bermuda.

In Europe, we also write business through Syndicate 3000 and MISE, a regulated insurance carrier located in Munich, Germany. From its offices in Germany, MISE transacts business in European Union (E.U.) member states and throughout the European Economic Area (EEA). MISE has established branches in Ireland, the Netherlands, Spain, Switzerland, France and the U.K. Syndicate 3000 supplements, or serves as an alternative to, MISE for access to the E.U. markets.

While we operate in various other markets, substantially all of our gross written premiums in 2022 were written from our platforms in the United States, United Kingdom, Bermuda and Germany. In 2022, 80% of gross premium writings from our global underwriting operations were attributed to risks or cedents located in the United States. In each of the markets in which we operate, we seek to develop and capitalize on relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. A significant volume of premium for the property and casualty insurance and reinsurance industry is produced through a small number of large insurance and reinsurance brokers. In 2022, the top three independent brokers accounted for 28% of gross premiums written in our underwriting segments. Additionally, a significant portion of the reinsurance contracts securitized through our ILS operations, for the benefit of third-party investors, are placed through these three independent brokers.

Ceded Reinsurance

In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a premium. In a retrocessional reinsurance transaction, a reinsured exposure is further ceded to another reinsurer. Within our underwriting operations, we seek to retain as much of our profitable business as possible while managing volatility within our underwriting results. We purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses, while providing us with the ability to offer policies with sufficient limits to meet policyholder needs. This includes purchasing sufficient coverage for our catastrophe-exposed policies to ensure that our net retained catastrophe risk is within our corporate tolerances. Our exposure to catastrophe risk has been significantly reduced over the past two years with the discontinuation of our retrocessional reinsurance business and the transition of our property reinsurance business from our underwriting operations to our Nephila ILS operations, where it is placed with third-party capital. See "Program Services and Other Fronting" for further discussion of this business. We continue to have exposure to property risks within our insurance operations.

For our professional liability and general liability lines of business within our insurance operations, we typically purchase excess of loss coverage. On product lines with property exposures, we purchase both excess of loss and proportionate coverages to reduce our exposure to large losses, including catastrophes. The structure of our reinsurance purchases may vary from year to year depending on the availability and cost of reinsurance, as determined by current market conditions. In such instances, we may in turn modify our gross premium writings in order to to manage our overall net loss exposures. Net retention of gross premium volume in our underwriting segments was 83% in 2022.

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
5 Offshore Reinsurance in the U.S. Market, Reinsurance Association of America (2020)
6 Bermuda Monetary Authority 2021 Annual Report
10K - 7

When appropriate, we pursue reinsurance commutations that involve the termination of ceded reinsurance and retrocessional reinsurance contracts. Our commutation strategy related to ceded reinsurance and retrocessional contracts is to reduce credit exposure and eliminate administrative expenses associated with the run-off of ceded reinsurance placed with certain reinsurers.

See note 12 of the notes to consolidated financial statements included under Item 8 and Item 7A Quantitative and Qualitative Disclosures About Market Risk for additional information about our ceded reinsurance programs and exposures.

Competition and Underwriting Philosophy

We compete with numerous domestic and international insurance companies and reinsurers, Lloyd's syndicates, risk retention groups, insurance buying groups, risk securitization programs, alternative capital sources, such as that provided through ILS, and alternative self-insurance mechanisms. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets, particularly companies with new or "disruptive" technologies or business models. Competition may take the form of lower prices, broader coverages, greater product flexibility, enhanced digital capabilities for distribution of insurance products, higher coverage limits, higher quality services or higher ratings by independent rating agencies. In all of our markets, we compete on the basis of overall financial strength, ratings assigned by independent rating agencies, development of specialty products to satisfy well-defined market needs and by maintaining relationships with agents, brokers and insureds who rely on our expertise. This expertise is our principal means of competing. We offer a diverse portfolio of products, each with its own distinct competitive environment, which requires us to be responsive to changes in market conditions for individual product lines. With each of our products, we seek to write business that produces consistent underwriting profits by competing with innovative ideas, appropriate pricing, expense control and quality service to policyholders, agents and brokers. We also leverage our underwriting capacity and expertise through relationships with start-ups and digital distribution partners through which we can develop ideas that leverage emerging technologies and modern customer acquisition strategies to create the service and experience that consumers have grown to expect and demand.

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

Following several years of price decreases and the high level of natural catastrophes that occurred in 2017, we began seeing more favorable rates in 2018, particularly on our catastrophe-exposed and loss-affected business. Since 2018, we have continued to see rate strengthening across most product lines following the continued high level of natural catastrophes and significant losses attributed to the COVID-19 pandemic, as well as general market conditions. However, we began to see rate increases moderate on many of our product lines in 2022. In some product lines, such as directors and officers, we even began to see single digit rate decreases in the latter part of 2022. The overall strengthening of rates in recent years has been most prominent within our professional liability and general liability product lines, reflecting the impacts of both economic and social inflation on loss costs. Recent increases in economic and social inflation have created more uncertainty around the ultimate losses that will be incurred to settle claims on these longer-tail product lines. These factors, as well as the impacts of the low interest rate environment on interest income in recent years, have contributed to the strong rate environment. The primary exception to the favorable rate environment is workers' compensation, where we continue to see low single digit rate decreases given generally favorable loss experience in recent years.

By focusing on market niches where we have underwriting expertise, and leveraging capabilities offered through our multiple insurance platforms, we seek to earn consistent underwriting profits, which are a key component of our strategy. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. We believe that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. We use underwriting profit or loss as a basis for evaluating our underwriting performance. The combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss. In 2022, our
10K - 8

combined ratio was 92%. See Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations for a discussion of our underwriting results.

We routinely review the pricing of our major product lines. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Over the past few years, we have increased our focus on growing our most profitable lines of business and have discontinued certain lines or programs that have not performed consistent with our expectations. This is particularly true within our Reinsurance segment, where in 2021, we discontinued writing property reinsurance business, including catastrophe-exposed property business, on a risk-bearing basis, and in 2022, we discontinued writing property retrocessional reinsurance business. In more limited instances, we have taken similar actions within our Insurance segment. We saw the benefit of these changes in our underwriting results in 2022, which reflected a lower impact from Hurricane Ian than we would have expected absent these changes.

Underwriting Segments

We monitor and assess the performance of our ongoing underwriting operations on a global basis in the following two segments: Insurance and Reinsurance. See note 2 of the notes to consolidated financial statements included under Item 8 for additional segment reporting disclosures.

Insurance Segment

Our Insurance segment reported gross premium volume of $8.6 billion, earned premiums of $6.5 billion and an underwriting profit of $549.9 million in 2022. The following chart presents the composition of our Insurance segment by division based on 2022 gross premium volume.

Markel Specialty
Markel International
State National

The Markel Specialty division writes business for insureds from individuals and small businesses to Fortune 1000 companies in the U.S., Bermuda, the U.K. and the E.U. The Markel Specialty division is a unified platform that provides easy access to our diverse portfolio of products and capabilities. The Markel International division writes business worldwide from our London and Munich-based platforms, which include branch offices around the world. The State National division writes collateral protection insurance in the U.S., which insures personal automobiles and other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies through its lender services product line on both an admitted and non-admitted basis.

10K - 9

The following chart displays the types of products written in our Insurance segment based on 2022 gross premium volume.

General Liability
Personal Lines
Marine and Energy
Property
Specialty Programs
Workers' Compensation
Credit and Surety
Other
Professional Liability

Our professional liability product lines provide insurance solutions for small, middle market and risk management accounts with coverage that is tailored to their exposures and needs. Professional liability coverages include errors and omissions, directors and officers, cyber, employment practices liability, professional indemnity, transaction liability, intellectual property and union liability. Errors and omissions coverage provides solutions for specialized professions including lawyers, accountants, agents and brokers, service technicians and consultants, as well as other less-specialized professionals. Directors and officers coverage is provided for publicly-traded, private and non-profit companies, including financial institutions and Fortune 1000 companies. Cyber products provide coverage for, among other things, data breach and privacy liability, data breach loss to insureds and electronic media coverage. We also offer claims-made professional liability coverage for individual healthcare providers, such as therapists, pharmacists, physician assistants and nurse anesthetists, and coverages for medical facilities and other allied healthcare risks, such as clinics, laboratories, pharmacies and senior living facilities.

General liability product offerings include a variety of primary and excess liability coverages. We focus on businesses in the construction, life sciences, energy, medical, healthcare, pharmaceutical, professional services, social welfare, recreational, transportation, heavy industrial and hospitality industries. Specific products include primary general liability, excess and umbrella products, products liability products, environmental liability products and casualty facultative reinsurance written for individual casualty risks.

Personal lines products provide first and third-party coverages in the U.S. for classic cars, motorcycles and a variety of personal watercraft, including vintage boats, high-performance boats and yachts and recreational vehicles, such as motorcycles, snowmobiles and ATVs. Based on the seasonal nature of much of our personal lines business, we generally will experience higher claims activity during the second and third quarters of the year. Additionally, property coverages are offered for mobile homes, dwellings and homeowners that do not qualify for standard homeowner's coverage, as well as personal umbrella coverage.

Marine and energy products include a portfolio of coverages for cargo, energy, hull, liability, war and terrorism risks worldwide. The cargo product line is an international transit-based book providing coverage for many types of cargo. Energy coverage includes all aspects of oil, gas and renewable energy activities. Hull coverages consist of coverage for physical damage to ocean-going tonnage, yachts and mortgagees' interests. Liability coverage provides for a broad range of energy liabilities, as well as traditional marine exposures including charterers, terminal operators and ship repairers. War coverage includes protections for the hulls of ships, and other related interests, against war and associated perils. Terrorism coverage provides for property damage and business interruption related to political and civil violence including war and civil war.

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
10K - 10

to large, multi-state, multi-location, multi-national accounts on a worldwide basis. Other types of property products include inland marine products, railroad-related products and specie coverage for fine art on exhibition and in private collections.

Specialty programs business is offered in the U.S. on a standalone or package basis and generally targets specialized commercial markets and various customer groups, such as amateur sports and fitness clubs. Certain specialty programs written in this segment use managing general agents to offer single source admitted and non-admitted programs for a specific industry, class or line of business, including first and third-party coverages such as packaged policies for providers of leisure and recreational activities.

Workers' compensation products are offered in the U.S. and provide wage replacement and medical benefits to employees injured in the course of employment and target main-street, service and artisan contractor businesses, retail stores and restaurants.

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

Reinsurance Segment

Our Reinsurance segment product offerings are underwritten primarily by our Global Reinsurance division, which operates from platforms in the U.S., Bermuda and the U.K. We write quota share and excess of loss reinsurance on a local, national and global basis. Our Reinsurance segment reported gross premium volume of $1.2 billion, earned premiums of $1.1 billion and an underwriting profit of $83.9 million in 2022. The following chart displays the types of products written in our Reinsurance segment based on 2022 gross premium volume.

General Liability
Professional Liability
Specialty

Professional liability reinsurance primarily consists of the following:

•Transaction liability, which provides representation, warranty and indemnity coverage for mergers and acquisitions, including coverage for tax and contingent liability;
•Directors and officers liability for publicly-traded, private and non-profit companies;
•Cyber and technology errors and omissions covering both first and third-party exposures;
•Errors and omissions for lawyers, accountants, agents and brokers, services technicians and consultants; and
•Healthcare liability for physicians, hospitals, long-term care and other medical facilities.

General liability reinsurance primarily consists of umbrella and excess casualty products, as well as environmental liability products covering pollution legal liability and contractors' pollution exposures.
10K - 11

Our specialty treaty reinsurance products are also written on a quota share and excess of loss basis across a wide range of specialty product lines, primarily consisting of the following:

•Credit and surety products, including structured and whole turnover credit, political risk and contract and commercial surety reinsurance programs covering worldwide exposures;
•Workers' compensation and accident and health covering both standard and catastrophe-exposed business in the U.S. and worldwide;
•Marine and energy products, both offshore and onshore marine, energy and renewable energy risks on a worldwide basis, including hull, cargo and liability;
•Public entity reinsurance products offering casualty coverage for municipalities, schools, special districts, public housing authorities and public entity affiliated non-profits;
•Mortgage default insurance offering coverage for private mortgage insurers predominantly located in the U.S. and Australia;
•Aviation and space coverage, including major risk, general aviation, satellite launch and orbit;
•Agriculture reinsurance covering multi-peril crop insurance, hail and related exposures for risks located in the U.S. and Canada; and
•Discrete political violence and national terror pools in select jurisdictions globally.

Previously, we also wrote property reinsurance and retrocessional reinsurance business. We discontinued writing these lines effective January 1, 2021 and 2022, respectively, and effective January 1, 2022, we were off-risk for substantially all property loss exposures, including catastrophe exposures, previously written within our Reinsurance segment. Any such business is now written on behalf of our Nephila ILS operations to the extent it matches the risk-profile of our third-party ILS investors, who will ultimately assume the risk.

Insurance-Linked Securities

Our insurance-linked securities operations are primarily comprised of our Nephila operations and are not included in a reportable segment. Nephila Holdings Ltd. (together with its subsidiaries, Nephila) provides investment and insurance management services through which we offer alternative capital to the reinsurance market while providing investors with investment strategies that typically are uncorrelated with traditional asset classes. We receive management fees for investment and insurance management services provided through these operations primarily based on the net asset value of the accounts managed, and for certain funds, incentive fees based on their annual performance. Through 2022, we also provided risk origination services for our fund management operations, as well as for third parties, through our Velocity and Volante managing general agent companies and received commissions based on the direct written premiums of the insurance contracts placed. Total revenues from our insurance-linked securities operations for the year ended December 31, 2022 were $338.3 million, which included $225.8 million of gains from the sales of our managing general agent operations.

Our fund management operations provide insurance and investment management services for a broad range of investment products for insurance and reinsurance companies, government entities, banks, hedge funds, pension funds and institutional investors, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives. Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate and specialty markets, Nephila acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies, Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Corporation, and as such, these entities are not included in our consolidated financial statements.

The Nephila Reinsurers subscribe to various reinsurance contracts based on their investors' risk profiles, including property and specialty reinsurance business fronted through our underwriting and program services platforms. We write this business on behalf of our Nephila ILS operations to the extent it fits Nephila investors' risk profile and cede substantially all of the risk to Nephila Reinsurers. See note 18 of the notes to consolidated financial statements included under Item 8 for further details regarding transactions with entities managed through our Nephila operations.

Since our acquisition of Nephila in 2018, we experienced significant growth in the Velocity and Volante managing general agent operations. We realized the value created since 2018 through the sale of Velocity in February 2022 and Volante in October 2022. See Note 3 of the notes to consolidated financial statements included under Item 8 for additional details regarding these transactions.

10K - 12

Following the sales of our Velocity and Volante managing general agent operations, our Nephila ILS operations are solely comprised of our fund management operations. Since acquiring Nephila in 2018, investment performance in the broader ILS market has been adversely impacted by consecutive years of elevated catastrophe losses, most recently with Hurricane Ian in 2022. These events, as well as recent volatility in the capital markets, have impacted investor decisions around allocation of capital to ILS, which in turn has impacted our capital raises and redemptions within the funds we manage. As of December 31, 2022, Nephila's net assets under management were $7.2 billion.

Our insurance-linked securities operations also include our run-off Markel CATCo operations, the results of which are reported separately from our ongoing insurance-linked securities operations. Our Markel CATCo operations are conducted through Markel CATCo Investment Management Ltd. (MCIM), an ILS investment fund manager headquartered in Bermuda. MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). In July 2019, these operations were placed into run-off. In March 2022, we completed a buy-out transaction that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Following the completion of the buy-out transaction, we consolidate Markel CATCo Re as its primary beneficiary. Results attributable to the run-off of Markel CATCo Re are included with our other Markel CATCo operations within services and other expenses, and for the year ended December 31, 2022, these results were entirely attributable to noncontrolling interest holders in Markel CATCo Re. In connection with the buy-out transaction, we entered into a tail risk cover with Markel CATCo Re through which we have uncollateralized exposure to adverse development on loss reserves held by Markel CATCo Re for loss exposures in excess of limits that we believe are unlikely to be exceeded. For further details regarding our Markel CATCo operations and the consolidation of Markel CATCo Re, see note 17 of the notes to consolidated financial statements included under Item 8 and for further details regarding the buy-out transaction, see note 21 of the notes to consolidated financial statements included under Item 8.

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

Our program services business, which is provided through our State National division, offers issuing carrier capacity to both specialty managing general agents and other producers who sell, control and administer books of insurance business that are supported by third parties that assume reinsurance risk, including the Nephila Reinsurers. These reinsurers are domestic and foreign insurers and institutional risk investors that want to access specific lines of U.S. property and casualty insurance business but may not have the required licenses and filings to do so.

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

The following table summarizes the subsidiaries through which our program services business is written.

Legal Entity	Abbreviation	State of Domicile
City National Insurance Company	CNIC	Texas
Independent Specialty Insurance Company	ISIC	Delaware
National Specialty Insurance Company	NSIC	Texas
Pinnacle National Insurance Company	PNIC	Texas
State National Insurance Company, Inc.	SNIC	Texas
Superior Specialty Insurance Company	SSIC	Delaware
United Specialty Insurance Company	USIC	Delaware

These subsidiaries are authorized or licensed to write property and casualty insurance in all 50 states and the District of Columbia. Many of our programs are arranged with the assistance of brokers that are seeking to provide customized insurance solutions for specialty insurance business that requires a carrier rated "A" by A.M. Best Company (Best). Our specialized
10K - 13

business model relies on third-party producers or capacity providers to provide the infrastructure associated with providing policy administration, claims handling, cash handling, underwriting, or other traditional insurance company services. We compete primarily on the basis of price, customer service, geographic coverage, financial strength ratings, licenses, reputation, business model and experience.

Total revenues attributed to our program services business for the year ended December 31, 2022 were $133.3 million. Our program services business generated $2.8 billion of gross written premium volume for the year ended December 31, 2022.

In our program services business, we generally enter into quota share reinsurance agreements whereby we cede to the capacity providers substantially all of our gross liability under all policies issued by and on behalf of us by the producer. The capacity providers are generally entitled to 100% of the net premiums received on policies reinsured, less the ceding fee to us, the commission paid to the producer and premium taxes on the policies. In connection with writing this business, we also enter into agency agreements with both the producer and the capacity providers whereby the producer and capacity providers are generally required to deal directly with each other to develop business structures and terms to implement and maintain the ongoing contractual relationship. In a number of cases, the producer and capacity providers for a program are part of the same organization or are otherwise affiliated. As a result of our contract design, substantially all of the underwriting risk and operational risk inherent in the arrangement is borne by the capacity providers. The capacity providers assume and are liable for substantially all losses incurred in connection with the risks under the reinsurance agreement, including judgments and settlements. Our contracts with capacity providers do not legally discharge us from our primary liability for the full amount of the policies, and we will be required to pay the loss and bear collection risk if a capacity provider fails to meet its obligations under the reinsurance agreement. As a result, we remain exposed to the credit risk of capacity providers, or the risk that one of our capacity providers becomes insolvent or otherwise unable or unwilling to pay policyholder claims. We mitigate this credit risk generally by either selecting well capitalized, highly rated authorized capacity providers or requiring that the capacity provider post substantial collateral to secure the reinsured risks, which, in some instances, exceeds the related reinsurance recoverable.

In certain instances, we also leverage the strength of our underwriting platform to write business on behalf of our ILS operations, in exchange for ceding fees, to support their business plans and assist in meeting their desired return objectives. This fronting business is conducted separately from our program services business and consists of catastrophe-exposed property insurance and reinsurance business and specialty reinsurance business.

Although we reinsure substantially all of the risks inherent in our program services business and ILS fronting arrangements, we have certain programs that contain limits on our reinsurers' obligations to us that expose us to underwriting risk, including loss ratio caps, aggregate reinsurance limits or exclusion of the credit risk of producers. Under certain programs, including programs and contracts with Nephila Reinsurers, we also bear underwriting risk for annual aggregate agreement year losses in excess of a limit that we believe is unlikely to be exceeded. See note 18 of the notes to consolidated financial statements included under Item 8 for further details regarding our programs with Nephila Reinsurers.

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

10K - 14

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

Investments

Our business strategy recognizes the importance of both consistent underwriting and operating profits and superior investment returns to build shareholder value. The majority of our investable assets come from premiums paid by policyholders. We rely on sound underwriting practices to produce investable funds. Policyholder funds are invested predominantly in high-quality government and municipal bonds and mortgage-backed securities that generally match the duration and currency of our loss reserves. We typically hold these fixed maturity investments until maturity. As a result, unrealized holding gains and losses on these securities are generally expected to reverse as the securities mature. Premiums collected through our underwriting operations may also be held as short-term investments or cash and cash equivalents to provide short-term liquidity for projected claims payments, reinsurance costs and operating expenses. The balance of our investable assets, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed maturity and short-term investments. When purchasing equity securities, we seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to hold these equity investments over the long-term. Substantially all of our investment portfolio is managed by company employees.

Invested assets, comprised of fixed maturity securities, equity securities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents, were $27.4 billion at December 31, 2022. The following chart displays the composition of our invested assets as of December 31, 2022.

Short-term investments and cash
Fixed maturity securities
Equity securities

We measure our investment performance by analyzing net investment income earned on our investment portfolio, as well as through net investment gains, which includes unrealized gains on our equity portfolio, and the change in net unrealized investment gains on available-for-sale investments. Our performance measures also include investment yield and taxable equivalent total investment return, which is a non-GAAP financial measure. We focus on long-term investment performance, understanding that the level of investment gains or losses and unrealized gains or losses may vary from one period to the next.

Markel Ventures

Through our wholly owned subsidiary Markel Ventures, Inc. (Markel Ventures), we own controlling interests in various high-quality businesses that operate in a variety of different industries with the shared goal of positively contributing to the long-term financial performance of Markel Corporation. Management teams for each business operate autonomously and are responsible for developing strategic initiatives, managing day-to-day operations and making investment and capital allocation decisions for their respective companies.
10K - 15

Our corporate management team is responsible for decisions regarding allocation of capital for acquisitions and new investments. Our strategy in making these acquisitions is similar to our strategy for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time. Our chief operating decision maker allocates resources to and assesses the performance of these various businesses in the aggregate as the Markel Ventures segment. See note 2 of the notes to consolidated financial statements included under Item 8 for additional segment reporting disclosures.

The Markel Ventures segment includes a diverse portfolio of specialized businesses from different industries that offer various types of products and services to businesses and consumers across many markets. All of our businesses in this segment are headquartered in the U.S., with subsidiaries of certain businesses located outside of the U.S. During the last three years, our Markel Ventures operations have expanded through acquisitions of majority interests in various businesses, including Metromont LLC and Buckner HeavyLift Cranes in 2021 and Lansing Building Products, LLC in 2020. See note 3 of the notes to consolidated financial statements included under Item 8 for additional details related to these acquisitions. This follows acquisitions of VSC Fire & Security, Inc. in 2019 and Brahmin Leather Works LLC in 2018. We continue to look for acquisition opportunities that align with our investment criteria and strategic objectives around diversification and specialization.

In 2022, our Markel Ventures operations reported revenues of $4.8 billion, operating income of $325.2 million, net income to shareholders of $192.6 million and earnings before interest, income taxes, depreciation and amortization (EBITDA) of $506.3 million. We use Markel Ventures EBITDA, which is a non-GAAP financial measure, as an operating performance measure in conjunction with revenues, operating income and net income. See "Markel Ventures" under Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations for more information on our Markel Ventures results, including EBITDA.

The following chart displays the types of businesses within our Markel Ventures segment based on 2022 operating revenues. Our senior management team does not manage the Markel Ventures portfolio of businesses at this level of aggregation due to the distinct characteristics of each business and the autonomy with which local management operates each business.

Transportation-
Related
Products
Consumer and
Building Products
Consulting
Services
Equipment
Manufacturing
Products
Construction Services
Other
Services

Products and services offered through these types of businesses include:

•Construction Services - Companies that provide distribution services for exterior building products, crane rental services and fire protection and life safety services to other businesses in the U.S. construction market;
•Consumer and Building Products - Companies that produce or build ornamental plants, precast concrete solutions, residential homes, luxury handbags and architectural products, which are primarily sold to consumers in the U.S. retail and housing markets;
•Transportation-Related Products - Companies that manufacture and sell over-the-road car haulers, laminated oak and composite wood flooring and tube and tank trailers primarily used in the U.S. trucking industry;
•Consulting Services - Companies that provide management and technology consulting and retail intelligence services to other businesses primarily in the U.S. market;
10K - 16

•Equipment Manufacturing Products - Companies that manufacture and sell equipment used in commercial baking systems and food processing, as well as dredges, in both the U.S. and international markets; and
•Other Services - Companies that provide healthcare, leasing and investment services.

Markel Ventures businesses encounter a variety of competitors that vary by industry, end market and geographic area. Each Markel Ventures business has several main competitors and numerous smaller ones in most of its respective end markets and geographic areas. Many of the businesses in this segment experience revenue fluctuations over time due to the cyclical nature of supply and demand in their particular industry. For example, the construction industry is cyclical based on certain larger economic trends and factors, including the inflationary and interest rate environment and, for some businesses, the level of government investment. Additionally, many of our businesses experience fluctuation in demand throughout the year based on the seasonality of the products they sell or services they provide. For example, the demand for ornamental plants is particularly high during the spring and summer seasons as compared to the rest of the year. Businesses in this segment are reliant on inputs, such as raw materials and labor, to manufacture products and deliver services, and the operating results of these businesses could be impacted by the ability or inability to source these inputs and obtain price increases from customers in response to increases in the price of these inputs, including the cost of shipping. For example, shipping costs at some of our businesses increased significantly in 2021 and 2022, which has resulted in smaller margins as we have been unable to pass all of these cost increases through to our customers in certain instances. Management teams for each of our businesses proactively manage the risks and challenges posed by cyclicality, seasonality and inflation, among other things, in a variety of ways as appropriate and as needed for their business.

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
10K - 17

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

Dividends. The laws of the domicile states of our U.S. insurance subsidiaries govern the amount of dividends that may be paid to our holding company, Markel Corporation. Generally, statutes in the domicile states of our insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. See note 22 of the notes to consolidated financial statements included under Item 8.

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
10K - 18

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

International Insurance Regulation

Overview. Our international insurance operations are subject to regulation and supervision in various jurisdictions. These regulations, which vary depending on the jurisdiction, include, among others, solvency and market conduct regulations; anti-corruption, anti-money laundering, and anti-terrorism financing guidelines, laws and regulations; various privacy, insurance, tax, tariff, trade and sanctions laws and regulations; and corporate, competition, employment, intellectual property and investment laws and regulations. Outside of the U.S., we have insurance operations domiciled in the U.K., Europe and Bermuda, which are subject to regulation in those jurisdictions. In addition, we conduct business in Canada, Asia and the Middle East, where our businesses also are supervised by local regulatory authorities.

U.K. and European Regulation. We are subject to regulation by the Prudential Regulatory Authority and Financial Conduct Authority in respect of our U.K. insurance businesses. We are also subject to regulation by the Federal Financial Supervisory Authority, better known by its abbreviation BaFin, in respect of our German insurance carrier.

Our U.K. and German insurance businesses are subject to both the E.U.'s General Data Protection Regulation (GDPR) and the Solvency II Directive (Solvency II).

GDPR requires businesses operating in the E.U., and businesses transacting with E.U. citizens, to comply with conditions for processing personal data. Following the U.K.'s exit from the E.U., GDPR was transposed into U.K. law. The E.U. has granted adequacy status to the U.K.'s data protection laws, valid until June 2025 with the possibility of renewal, meaning that they are deemed essentially equivalent to E.U. data protection laws.

Solvency II requires our U.K. and German businesses to maintain certain capital standards and publish risk-related information in the form of a Solvency and Financial Condition Report. Following the U.K.'s exit from the E.U., Solvency II also was transposed into U.K. law as retained law. The U.K. government, under the Financial Services and Markets Bill, plans to repeal certain retained law with an approach to regulation designed for the U.K., including reforms to Solvency II.

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
10K - 19

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

At December 31, 2022, we had approximately 20,900 employees, of whom approximately 5,000 were employed within our insurance operations and approximately 15,900 were employed within our Markel Ventures operations.

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
10K - 20

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

We rely on our employees' ideas and input to help make Markel a great place to work. For example, senior leadership conducts regular employee communication meetings, inclusive of question and answer sessions, across our insurance operations providing opportunities for employees to share their ideas on how we can improve employee engagement. In addition, every two years we conduct a major, global employee engagement survey, which in early 2022 garnered 88% participation, and which enables us to identify, focus on and track progress against key engagement drivers and external norms for high performing companies. This survey has generated additional ideas for employee engagement; and we have made meaningful changes and improvements in our human capital practices based on this feedback.

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

Within our insurance business, our global Diversity and Inclusion (D&I) Steering Committee comprises more than 15 senior managers who are charged with advising on D&I strategy and providing leadership support and advocacy for our D&I efforts. Our Human Resources leadership team works to further shape the D&I strategy for our global workforce, and to ensure the integration of our D&I efforts with our global talent acquisition and development processes. We have various early career programs open to a diverse range of applicants and a regional scholarship program that is focused on underrepresented groups.

Our insurance operations support a range of employee-led D&I networks and resource groups, including our Markel Women's Network, BEAM (Black Engagement at Markel), PRISM (LGBTQ+), Jitneys (Young Professionals), Markel Asian Professionals Network, Markel Veterans Network, UN1DOS (Latin and Hispanic Network), and across our international operations, an Inclusion Network with connections to a number of the London market partner networks. All of these networks and organizations have put in place goals and programming that are focused on education and development, community engagement, talent acquisition and networking/support. Additionally, we continue our global sponsorship of Dive-In, the insurance industry's annual diversity and inclusion festival.

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

10K - 21

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

Risks Primarily Related to Our Insurance Operations

Loss Exposures

We may experience losses or disruptions from catastrophes. As a company with significant property and casualty insurance underwriting operations, we may experience losses from man-made or natural catastrophes. Catastrophes include, but are not limited to, windstorms, hurricanes, earthquakes, tornadoes, derechos, hail, severe winter weather and wildfires and may include pandemics and events related to terrorism, broad reaching cyberattacks, riots and political and civil unrest. While we employ catastrophe modeling tools in our underwriting process, we cannot predict how severe a potential catastrophe will be before it occurs. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Most catastrophes occur over a small geographic area; however, some catastrophes may produce significant damage in large, heavily populated areas. In addition, catastrophes may have a material adverse effect on the investment management and incentive fees earned by our insurance-linked securities (ILS) operations and returns on our investments in ILS funds. Catastrophes also may result in significant disruptions in our insurance and other operations, as well as loss of income and assets. If climate change results in an increase in the frequency and/or severity of weather-related catastrophes, we may experience additional or elevated catastrophe-related losses or disruptions, which may be material.

The failure of any of the methods we employ to manage our loss exposures could have a material adverse effect on us. We seek to manage our loss exposures in a variety of ways, including adhering to maximum limitations on policies written in defined geographical zones, limiting program size for each client, establishing per risk and per occurrence limitations for each event, employing coverage restrictions and following prudent underwriting guidelines for each program written. We also seek to manage our loss exposures through geographic and industry diversification. Underwriting is a matter of judgment, involving assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more future events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our results of operations and financial condition. In addition, we seek to manage our loss exposures by policy terms, coverage exclusions and choice of legal forum. Disputes relating to coverage and choice of legal forum also arise. As a result, various provisions of our policies, such as choice of forum, or coverage limitations or exclusions, may not be enforceable in the manner we intend and some or all of our methods to manage loss exposures may prove ineffective.

The effects of emerging claim and coverage issues on our business are uncertain. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues could have a material adverse effect on our results of operations or financial condition by either broadening coverage beyond our underwriting intent or increasing the frequency and/or severity of claims. For example, rising costs, litigation funding, social inflation, higher adverse verdicts, and legislative changes, such as extended statutes of limitations, may result in higher and more frequent claims over a longer reporting period than originally expected. In some instances, these changes may not become apparent until after we have issued insurance or reinsurance contracts that are
10K - 22

affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

We use analytical models to assist our decision making in key areas such as pricing, reserving and capital modeling and actual results may differ materially from the model outputs and related analyses. We use various modeling techniques and data analytics (e.g., scenarios, predictive and stochastic modeling, and forecasting) to analyze and estimate exposures, loss trends and other risks associated with our insurance and ILS businesses. This includes both proprietary and third-party modeled outputs and related analyses to assist us in, among other things, decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance and catastrophe risk. We incorporate numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary models and third-party models are subject to various assumptions, uncertainties, model design errors, complexities and the inherent limitations of any statistical analysis, including those arising from the use of historical internal and industry data and assumptions.

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

As part of the reserving process, we review historical data and consider the impact of various factors, such as:
•trends in claim frequency and severity;
•changes in operations;
•changes to mix of business, terms and conditions, limits and layers;
•emerging economic and social trends;
•trends in insurance rates;
•inflation or deflation; and
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

In addition, as discussed above, we use analytical models to assist our decision making in loss reserving, and actual results may differ materially from the model outputs and related analyses.

There is generally greater uncertainty in estimating reserves for long-tail coverages, such as general liability, professional liability and workers' compensation, as they require a longer period of time for claims to be reported and settled. The impact of changes in economic and social inflation and medical costs are also more pronounced for long-tail coverages due to the longer settlement period. In addition, reinsurance reserves are subject to greater uncertainty than insurance reserves primarily because a reinsurer relies on (i) the original underwriting decisions and claims decisions made by ceding companies and (ii) information and data from ceding companies. As a result, we are subject to the risk that our ceding companies may not have adequately evaluated the risks reinsured by us and the premiums ceded may not adequately compensate us for the risks we
10K - 23

assume. In addition, reinsurance reserves may be less reliable than insurance reserves because there is generally a longer lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer and ultimate resolution or settlement of the loss. Reserves for contracts for which we are not the primary insurer, and participate only in excess layers of loss, are also subject to greater uncertainty than insurance reserves for contracts for which we are the primary insurer for many of the same reasons as reinsurance reserves.

Changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book could result in material increases in our estimated loss reserves for such business. Our run-off life and annuity reinsurance book exposes us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in establishing the reserves for our life and annuity reinsurance contracts. Some of our life and annuity reinsurance contracts expose us to longevity risk, which is the risk that an insured person will live longer than expected when the reserves were established, or morbidity risk, which is the risk that an insured person will become critically ill or disabled. Our reserving process for the life and annuity reinsurance book is designed with the objective of establishing appropriate reserves for the risks we assumed. Among other things, this process relies heavily on analysis of mortality, longevity and morbidity trends, lapse rates, interest rates and expenses. As of December 31, 2022, our reserves for life and annuity benefits totaled $759.0 million.

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

Ceded Reinsurance

We may be unable to purchase reinsurance protection on terms acceptable to us, or we may be unable to collect on loss recoveries from reinsurers. Our underwriting operations purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and mitigate the volatility of losses on our results of operations and financial condition, while providing us with the ability to offer policies with sufficient limits to meet policyholder needs. In addition, we reinsure substantially all of the risks inherent in our program services business, however, we have certain programs that contain limits on our reinsurers' obligations to us that expose us to underwriting risk, including loss ratio caps, aggregate reinsurance limits or exclusion of the credit risk of producers. See note 12 of the notes to consolidated financial statements included under Item 8 for information about ceded reinsurance for our program services businesses.

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

As of December 31, 2022, we were the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $5.0 billion, collateralizing $8.4 billion in reinsurance recoverables. The remaining unsecured reinsurance recoverables are ceded to highly-rated, well capitalized reinsurers. Our reinsurance recoverables are based on estimates, and our actual liabilities may exceed the amount we are able to recover from our reinsurers or any collateral securing the reinsurance recoverables. The failure of a reinsurer to meet its obligations to us, whether due to insolvency, dispute or other unwillingness or inability to pay, or due to our inability to access sufficient collateral to cover our liabilities, could have a material adverse effect on our results of operations and financial condition.

The availability and cost of reinsurance are determined by market conditions beyond our control. There is no guarantee that our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In addition, available capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do
10K - 24

business. This could impact our ability to write certain products and have a material adverse effect on our results of operations and financial condition.

Market Competition and Broker Reliance

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
10K - 25

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

We depend on a few brokers for a large portion of our revenues and the loss of business provided by any one of them could have a material adverse effect on us. We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. For the year ended December 31, 2022, our top three independent brokers represented 28% of the gross premiums written by our underwriting operations. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Financial Strength and Credit Ratings

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
10K - 26

Insurance Regulation

Our insurance subsidiaries are subject to supervision and regulation that may have a material adverse effect on our operations and financial condition. Our insurance subsidiaries are subject to supervision and regulation by the regulatory authorities in the various jurisdictions in which they conduct business, including foreign and U.S. state insurance regulators. Regulatory authorities have broad regulatory, supervisory and administrative powers relating to, among other things, data protection and data privacy, cybersecurity, solvency standards, licensing, coverage requirements, product terms and conditions, policy rates and forms, business and claims practices, disclosures to consumers, and the form and content of financial reports. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. Insurance regulatory authorities have broad authority to initiate investigations or other proceedings, and, in connection with a failure to comply with applicable laws and regulations, could impose adverse consequences, including fines, penalties, injunctions, denial or revocation of an operating license or approval, increased scrutiny or oversight, limitations on engaging in a particular business, or redress to clients. These actions also could result in negative publicity, reputational damage or harm to client, employee or other relationships. Additionally, regulatory and legislative authorities continue to implement enhanced or new regulatory requirements to assure the stability of insurance companies or enhance policyholder protections or, in certain instances, intended to prevent or mitigate future financial crises. Regulatory authorities also may seek to exercise their supervisory or enforcement authority in new or more extensive ways, such as increased capital requirements. These actions, if they occur, could affect the competitive market, as well as the way we conduct our business or manage our capital, and could result in lower revenues and higher costs. As a result, such actions could have a material adverse effect on our results of operations and financial condition.

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

Insurance-Linked Securities

Our ILS operations and our management of third-party capital may expose us to risks. Some of our operating subsidiaries may owe certain legal duties and obligations to third-party investors. A failure to fulfill any of those duties or obligations could result in significant liabilities, penalties or other losses, and harm our businesses and results of operations. In addition, third-party investors may decide not to renew their investments in the funds we manage, which could materially impact the financial condition of those funds, and could, in turn, have a material adverse effect on our results of operations and financial condition. Moreover, we may not be able to maintain or raise additional third-party capital for the funds we manage or for potential new funds and therefore we may forego existing or potential fee income and other income generating opportunities. For example, investment performance at Nephila, as well as the broader ILS market, has been adversely impacted by consecutive years of elevated catastrophe losses, as well as by the COVID-19 pandemic in 2020. These events, as well as volatility in the capital markets, also have impacted investor decisions around allocation of capital to ILS, which in turn have impacted, and may continue to impact, our capital raises and redemptions within the funds we manage, as well as new funds, resulting in a decline in assets under management. See "Critical Accounting Estimates - Goodwill and Intangible Assets" under Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations for discussion and considerations of these impacts on the valuation of goodwill and intangible assets attributed to our Nephila ILS operations.

Developments at our Markel CATCo operations could have a material adverse effect on us. In December 2018, the U.S. Department of Justice (DOJ), U.S. Securities and Exchange Commission (SEC) and Bermuda Monetary Authority (BMA) initiated inquiries into loss reserves recorded in late 2017 and early 2018 at Markel CATCo Re Ltd. (the Markel CATCo Inquiries). In September 2021, each of the SEC and DOJ notified us that it had concluded its investigation and does not intend
10K - 27

to take any action against Markel CATCo Investment Management Ltd. There are currently no pending requests from the BMA, and it has been over two years since the BMA has contacted the Company in relation to the Markel CATCo Inquiries.

Matters related to or arising from our Markel CATCo operations, including matters of which we are currently unaware, could result in additional claims, litigation, investigations, enforcement actions or proceedings. For example, while prior litigation was dismissed or settled, additional litigation may be filed by investors in the Markel CATCo Funds. We also could become subject to increased regulatory scrutiny, investigations or proceedings in any of the jurisdictions where we operate. If any regulatory authority takes action against us or we enter into an agreement to settle a matter, we may incur sanctions or be required to pay substantial fines or implement remedial measures that could prove costly or disruptive to our businesses and operations. An unfavorable outcome in one or more of these matters, and others we cannot anticipate, could have a material adverse effect on our results of operations and financial condition. Even if an unfavorable outcome does not materialize, these matters, and actions we may take in response, could have an adverse impact on our reputation, limit our access to capital markets and result in substantial expense and disruption.

In addition, we may take steps to mitigate potential risks or liabilities related to or arising from our Markel CATCo operations. For example, see note 21 of the notes to consolidated financial statements included under Item 8 for information regarding a buy-out transaction that accelerated a full return of remaining capital to investors in the Markel CATCo Funds, which are currently in run-off. Other steps we may take to mitigate potential risks or liabilities related to or arising from our Markel CATCo operations could have a material impact on our results of operations or financial condition.

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

We invest a significant portion of our shareholders' equity in equity securities, which may result in significant variability in our investment results and net income and may have a material adverse effect on shareholders' equity. Additionally, our equity investment portfolio is concentrated, and declines in the value of these significant investments could have a material adverse effect on our financial results and on our ability to carry out our business plans. Equity securities were 59% and 61% of our shareholders' equity at December 31, 2022 and 2021, respectively. Equity securities have historically produced higher returns than fixed maturity securities over long periods of time; however, investing in equity securities may result in significant variability in investment returns from one period to the next. In volatile financial markets, we could experience significant declines in the fair value of our equity investment portfolio, which would result in a material decrease in net income and shareholders' equity. Our equity portfolio is concentrated in particular issuers and industries and, as a result, a decline in the fair value of these concentrated investments also could result in a material decrease in net income and shareholders' equity. A material decrease in shareholders' equity may have a material adverse effect on our ability to carry out our business plans.

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
10K - 28

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

Our failure to comply with covenants and other requirements under our credit facilities, senior debt and other indebtedness could have a material adverse effect on us. The agreements and indentures relating to our credit facilities, senior debt and other indebtedness, including letter of credit facilities used by certain of our subsidiaries, contain covenants and other requirements. If we fail to comply with those covenants or requirements, the lenders, noteholders or counterparties under those agreements and indentures could declare a default and demand immediate repayment of all amounts owed to them. In addition, where applicable, our lenders may cancel their commitments to lend or issue letters of credit or require us to pledge additional or a different type of collateral. A default under one debt agreement may also put us at risk of a cross-default under other debt agreements or other arrangements. Any of these effects could have a material adverse effect on our results of operations and financial condition.

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

Risks Related to All of Our Operations

Legal and Regulatory Risks

The legal and regulatory requirements applicable to our businesses are extensive. Failure to comply could have a material adverse effect on us. Each of our businesses is highly dependent on the ability to engage on a daily basis in a large number of financial and operational activities, including, among others, insurance underwriting, claim processing, investment activities, the management of third-party capital and providing products and services to businesses and consumers, many of which are highly complex. These activities are subject to internal guidelines and policies, as well as legal and regulatory requirements, including, among others, those related to privacy and data security, economic and trade sanctions, anti-corruption, anti-bribery and global finance and investments, customer protection and insurance matters. Our continued expansion into new businesses, distribution channels and markets brings about additional requirements. While we believe that we have adopted adequate and effective risk management and compliance programs, compliance risks remain, particularly as we become subject to additional rules and regulations. Failure to comply with, or to obtain, appropriate authorizations or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business. Any such failure could also subject us to fines, penalties, equitable relief and changes to our business practices. In addition, a failure to comply could result in defaults under our senior unsecured debt agreements or credit facilities or damage our businesses or our reputation.

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

Losses from legal and regulatory actions may have a material adverse effect on us. From time to time we may be involved in various legal actions, including at times multi-party or class action litigation, some of which involve claims for substantial
10K - 29

or indeterminate amounts. A significant unfavorable outcome in one or more of these actions could have a material adverse effect on our results of operations and financial condition. We are also involved from time to time in various regulatory actions, investigations and inquiries, including market conduct exams by insurance regulatory authorities. If a regulatory authority takes action against us or we enter into a consent order or agreement to settle a matter, a regulatory authority has the option to require us to pay substantial fines or implement remedial measures that could prove costly or disruptive to our businesses and operations. Even if an unfavorable outcome does not materialize, these matters could have an adverse impact on our reputation and result in substantial expense and disruption. See note 21 of the notes to consolidated financial statements included under Item 8 and Item 3 Legal Proceedings.

We are subject to laws and regulations relating to economic and trade sanctions and bribery and corruption, the violation of which could have a material adverse effect on us. We are required to comply with the economic and trade sanctions and embargo programs administered by the U.S. Department of the Treasury's Office of Foreign Assets Control and similar multi-national bodies and governmental agencies worldwide, as well as applicable anti-corruption laws and anti-bribery and regulations of the U.S. and other jurisdictions where we operate. In some cases we must comply with a large number of new economic, financial and trade sanctions that are imposed over a short period of time, as occurred with the Russia-Ukraine conflict. A violation of a sanction, embargo program, or anti-corruption law, could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties. In addition, a violation could result in defaults under our outstanding indebtedness or credit facilities or damage our businesses or our reputation. Those penalties or defaults, or damage to our businesses or reputation, could have a material adverse effect on our results of operations and financial condition. In some cases the requirements and limitations applicable to the global operations of U.S. companies and their affiliates are more restrictive than, and may even conflict with, those applicable to non-U.S. companies and their affiliates, which also could have a material adverse effect on our results of operations and financial condition.

Employee error and misconduct may be difficult to detect and prevent and may result in significant losses. There have been a number of cases involving misconduct by employees in a broad range of industries in recent years, and we run the risk of misconduct by our employees. Instances of misconduct, fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, or failure to comply with regulatory requirements or our internal policies may result in losses or reputational damage. It is not always possible to deter or prevent employee errors or misconduct, and the controls and trainings that we have in place to prevent and detect this activity may not be effective in all cases.

Global Operations

We manage our global operations through a network of business entities, which could result in inconsistent management, governance and oversight practices. We manage our global operations through a network of business entities located in the U.S., Bermuda, the U.K., Europe and elsewhere. These business entities are managed by executives, and supported by shared and centralized services; however, for certain of our businesses, subsidiary-level management is responsible for day-to-day operations, profitability, personnel decisions, the growth of the business, and legal and regulatory compliance, including adherence to applicable local laws. Operating through subsidiary-level management can make it difficult for us to implement strategic decisions and coordinated procedures throughout our global operations. In addition, some of our business entities operate with management, sales, and support personnel that may be insufficient to support growth in their respective locations and industries, without significant central oversight and coordination. We continue to enhance our operating, governance and oversight procedures to effectively support, and improve transparency throughout, our global operations and network of business entities; however, our operating strategy nonetheless could result in inconsistent management, governance, and oversight practices, which may have a material adverse effect on our results of operations and financial condition.

We have substantial international operations and investments, which expose us to increased political, civil, operational and economic risks. A substantial portion of our revenues and income is derived from our operations and investments outside the U.S., including from the U.K., Bermuda and Europe. Our international operations and investments expose us to increased political, civil, operational and economic risks. Deterioration or volatility in foreign and international financial markets or general economic and political and civil conditions could adversely affect our operating results, financial condition and liquidity. Concerns about the economic conditions, capital markets, political, civil and economic stability and solvency of certain countries may contribute to global market volatility. Political and civil changes in the jurisdictions where we operate and elsewhere, some of which may be disruptive, can also interfere with our customers and our activities in a particular location. Our international operations also may be subject to a number of additional risks, particularly in emerging economies, including restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions or requirements, which could have a material adverse effect on our businesses.

10K - 30

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

Our businesses, results of operations and financial condition could be adversely affected by the ongoing conflict between Russia and Ukraine and related disruptions in the global economy. The global economy has been negatively impacted by the military conflict between Russia and Ukraine. While we have no operations in Russia or Ukraine, some of our businesses have been, and may continue to be, adversely affected by this conflict and its effects. Within our underwriting operations, we have insurance contracts with exposure to losses attributed to the Russia-Ukraine conflict, which we discuss under Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations. Our other operations do not have significant direct exposure to customers and vendors in Russia or Ukraine. However, certain of our businesses have experienced, and may continue to experience, shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of the Russia-Ukraine conflict on the global economy.

Furthermore, governments in the U.S., U.K., and European Union, among others, have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. These export controls and sanctions, or our failure to comply with them, could result in restrictions on our ability to do business in one or more of the jurisdictions in which we conduct business or have the other adverse effects discussed above under this Item 1A. Risk Factors under "We are subject to laws and regulations relating to economic and trade sanctions and bribery and corruption, the violation of which could have a material adverse effect on us."

We are unable to predict the impact the ongoing conflict will have on our businesses or the global economy. The impact of further escalation of geopolitical tensions related to this conflict, including increased trade barriers or restrictions on global trade, is unknown and could result in, among other things, heightened cybersecurity threats, supply disruptions, protracted or increased inflation, increased energy costs, lower consumer demand, fluctuations in interest and foreign exchange rates and increased volatility in financial markets, any of which could adversely affect our businesses, results of operations and financial condition. In addition, the ongoing conflict may have the effect of triggering or intensifying many of the risks described under this Item 1A Risk Factors under Risks Primarily Related to Our Insurance Operations, Risks Primarily Related to Our Investments and Access to Capital, and Risks Related to All of Our Operations.

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

10K - 31

Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition. As of December 31, 2022, goodwill and intangible assets totaled $4.4 billion and represented 34% of shareholders' equity. We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid to acquire businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of a reporting unit could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. Such a charge could have a material adverse effect on our results of operations or financial condition. Developments that adversely affect the future cash flows or earnings of an acquired business may cause the goodwill or intangible assets recorded for it to be impaired. See "Critical Accounting Estimates - Goodwill and Intangible Assets" included under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and note 8 of the notes to consolidated financial statements included under Item 8 for information about our goodwill and intangible assets.

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

Information Technology Systems and Third-Party Systems and Service Providers

Information technology systems that we use could fail or suffer a security breach or cyberattack, which could have a material adverse effect on us or result in the loss of regulated or sensitive information. Our businesses are dependent upon the operational effectiveness and security of our enterprise systems and those maintained by third parties. Among other things, we rely on these systems to interact with producers, insureds, customers, clients, and other third parties, to perform actuarial and other modeling functions, to underwrite business, to prepare policies and process premiums, to process claims and make claims payments, to prepare internal and external financial statements and information, as well as to engage in a wide variety of other business activities. A significant failure of our enterprise systems, or those of third parties upon which we may rely, whether because of a natural disaster, network outage or a cyberattack on those systems, including ransomware, could compromise our personal, confidential and proprietary information as well as that of our customers and business partners, impede or interrupt our business operations and could result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and fines, litigation and monetary and reputational damages. In addition, if we are unable to innovate, develop and acquire new technology, it may leave us more susceptible to these attacks. Like other companies, we have been subject to cyberattacks, malicious viruses and malware, and denial of service attacks and expect that this will continue in the future with greater sophistication and frequency. Despite any controls or protective actions we take against such attacks, those measures may be insufficient to prevent, or mitigate the effects of, a natural disaster, network outage or a cyberattack on our systems. This could result in liability to us, cause our data to be corrupted or stolen and cause us to commit resources to correct those failures.

In addition, we are subject to numerous data privacy and cybersecurity laws and regulations enacted in the jurisdictions in which we do business. A misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer, business partner, employee or third party could damage our businesses or our reputation or result in significant monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. For example, under the European General Data Protection Regulation there are significant punishments for non-compliance which could result in a penalty of up to 4% of a firm's global annual revenue. In addition, a violation of data privacy laws and regulations could result in defaults under our outstanding indebtedness or credit facilities. Those monetary damages, penalties, regulatory or legal actions or defaults, or the damage to our businesses or reputation, could have a material adverse effect on our results of operations and financial condition. Third parties who we utilize to perform certain functions are also subject to these risks, and their failure to adhere to these laws and regulations also could damage our businesses or reputation or result in regulatory intervention, which could have a material adverse effect on our results of operations and financial condition.

Further, we routinely transmit, receive and store personal, confidential and proprietary information by email and other digital means. Although we attempt to protect this personal, confidential and proprietary information, we may be unable to do so in all cases, especially with business partners and other third parties who may not have or use appropriate controls to protect personal, confidential and proprietary information.

10K - 32

While we maintain cyber risk insurance providing first-party and third-party coverages, that insurance may not cover all costs associated with the consequences of an enterprise failure, cyberattack, or breach of systems. A material cyber security breach could have a material adverse effect on our results of operations and financial condition.

Third-party providers may perform poorly, breach their obligations to us or expose us to enhanced risks. Certain of our business functions are performed by third-party providers, and these providers may not perform as expected or may fail to adhere to the obligations owed to us. For example, certain of our business units rely on relationships with a number of third-party administrators under contracts pursuant to which these third-party administrators manage and pay claims on our behalf and advise us with respect to case reserves. In these relationships, we rely on controls incorporated in the provisions of the administration agreement, as well as on the administrator's internal controls, to manage the claims process within our prescribed parameters. In addition, certain of our business units use managing general agents, general agents and other producers to write and administer business on our behalf within prescribed underwriting authorities. Although we monitor these administrators, agents, producers and other service providers on an ongoing basis, our monitoring efforts may not be adequate, or our service providers could exceed their authorities or otherwise breach obligations owed to us, which could result in operational disruption, reputational damage and regulatory intervention and otherwise have a material adverse effect on our results of operation and financial condition.

In addition, we utilize third parties to perform certain technology and business process functions, such as data center hosting, cloud based operating environments, human resources and other outsourced services. We have developed and implemented an outsourcing strategy, however, if third-party providers do not perform as expected, we may experience operational difficulties, increased costs and a loss of business, or we may not realize expected productivity improvements or cost efficiencies. Our use of third parties to perform certain technology and business process functions may expose us to risks related to privacy and data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third-party providers might be impacted by a wide variety of factors, including political and civil instability, supply chain disruptions, volatility or disruptions in the financial markets, wide-spread health issues, unanticipated or additional regulatory requirements or policies. As a result, our ability to conduct our businesses may be adversely affected.

Pandemics

Pandemics have had, and could have, material adverse effects on us. The COVID-19 pandemic has had, and its variants or future pandemics could have, material adverse effects on our underwriting, investment, Markel Ventures and other operations, and on our results of operations and financial condition. The effects of a pandemic, and related governmental responses, may be wide-ranging, costly, disruptive and rapidly changing. Factors that give rise, or may give rise, to those effects include, or may include, the following, as well as others that we cannot predict:
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
•Continually changing business conditions and compliance obligations; and
•Short or long-term impacts on the cost, availability or timeliness of required raw materials, supplies or services provided by third parties, including services provided by state, federal or foreign governments or government agencies.

In addition, a pandemic may, as has been the case with COVID-19, have the effect of triggering or intensifying many of the risks described elsewhere under this Item 1A. Risk Factors under Risks Primarily Related to Our Insurance Operations, Risks Primarily Related to Our Investments and Access to Capital, and Risks Related to All of Our Operations.

10K - 33

Item 3. LEGAL PROCEEDINGS

Thomas Yeransian v. Markel Corporation

In October 2010, we completed the acquisition of Aspen Holdings, Inc. (Aspen). As part of the consideration for that acquisition, Aspen shareholders received contingent value rights (CVRs). Prior to the December 31, 2017 CVR maturity date, the CVR holder representative, Thomas Yeransian, disputed our prior estimation of the value of the CVRs. On September 15, 2016, Mr. Yeransian filed a suit, Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), alleging, among other things, that we are in default under the CVR agreement. The suit seeks: $47.3 million in damages, which represents the unadjusted value of the CVRs; plus interest ($23.6 million through December 31, 2022) and default interest (up to an additional $20.8 million through December 31, 2022, depending on the date any default occurred); and an unspecified amount of punitive damages, costs, and attorneys' fees.

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

Under the arbitration terms of the CVR Agreement, independent experts were appointed to determine the final value of the CVRs. On September 20, 2021, the experts delivered their report indicating a final CVR valuation of $22.4 million, excluding interest. We had previously paid $8.0 million to the CVR holders, representing 90% of the undisputed value of the CVRs, plus interest of $1.9 million. On September 20, 2021, we paid $20.1 million, which represents $14.1 million for the unpaid portion of the final CVR amount (excluding fees payable to a third party), plus $6.0 million in additional interest.

The stay has been lifted on each pending suit, and the three suits have been consolidated. We have asked the court to dismiss, or grant us summary judgment on, all counts.

We believe Mr. Yeransian's suits to be without merit. We further believe that any material loss resulting from the suits to be remote.

10K - 34

Information About Our Executive Officers

Thomas S. Gayner
Chief Executive Officer since January 2023. Co-Chief Executive Officer from January 2016 to December 2022. President and Chief Investment Officer from May 2010 to December 2015. Chief Investment Officer from January 2001 to December 2015. Director from 1998 to 2004. Director since August 2016. Age 61.

Michael R. Heaton
Executive Vice President since May 2022. President, Markel Ventures from January 2016 to May 2022. President and Chief Operating Officer, Markel Ventures, Inc., a subsidiary, from May 2020 to May 2022; President and Chief Operating Officer, Markel Ventures, Inc., from January 2016 to May 2020. Chief Operating Officer, Markel Ventures, Inc., from September 2013 to December 2015. Age 46.

Andrew G. Crowley
President, Markel Ventures since May 2022. President, Markel Ventures, Inc., a subsidiary, since May 2022. Executive Vice President, Markel Ventures, Inc., from May 2020 to May 2022. Managing Director, Markel Ventures, Inc., from January 2017 to May 2020. Age 40.

Jeremy A. Noble
President, Insurance since January 2023. Senior Vice President and Chief Financial Officer from September 2018 to December 2022. Senior Vice President, Finance from June 2018 to September 2018. Finance Director, Markel International from July 2015 to June 2018. Managing Director, Internal Audit from September 2011 to July 2015. Age 47.

Brian J. Costanzo
Senior Vice President, Finance, Chief Accounting Officer and Controller since October 2022. Principal financial officer since January 2023. Chief Accounting Officer and Controller from June 2021 to October 2022. Controller from December 2019 to June 2021. Segment Controller - U.S. Insurance from March 2014 to December 2019. Age 44.

Richard R. Grinnan
Senior Vice President, Chief Legal Officer and Secretary since February 2020. General Counsel and Secretary from June 2014 to February 2020. Assistant General Counsel from August 2012 to June 2014. Age 54.

10K - 35

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

The following graph compares the cumulative total return (based on share price) on our common stock with the cumulative total return of companies included in the Standard & Poor's (S&P) 500 Index and the Dow Jones U.S. Property & Casualty Insurance Companies Index. We are a diverse financial holding company serving a variety of niche markets, and we believe there are few companies with a mix of business operations comparable to ours. Our principal business markets and underwrites specialty insurance products, and therefore, we have used the Dow Jones U.S. Property & Casualty Insurance Companies Index as our peer group. However, we also own controlling interests in a diverse portfolio of businesses that operate in a variety of industries outside the specialty insurance marketplace. This information is not necessarily indicative of future results.

$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
Markel Corporation
S&P 500
Dow Jones U.S. Property & Casualty Insurance

	Years Ended December 31,
	2017 (1)	2018	2019	2020	2021	2022
Markel Corporation	$100	$91	$100	$91	$108	$116
S&P 500	100	96	126	149	192	157
Dow Jones U.S. Property & Casualty Insurance	100	96	123	126	154	178
(1)$100 invested on December 31, 2017 in our common stock or the listed index. Includes reinvestment of dividends.

Common Stock and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 1, 2023 was approximately 270. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 210,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

10K - 36

Common Share Repurchases

The following table summarizes our common share repurchases for the quarter ended December 31, 2022.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2022 through October 31, 2022	26,454	$1,153.94	26,454	$555,120
November 1, 2022 through November 30, 2022	19,230	$1,249.81	19,230	$531,086
December 1, 2022 through December 31, 2022	14,894	$1,298.94	14,894	$511,740
Total	60,578	$1,220.02	60,578	$511,740
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

Transfer Agent

American Stock Transfer & Trust Co., LLC, Operations Center, 6201 15th Avenue, Brooklyn, NY 11219
(800) 937-5449 help@astfinancial.com

Annual Shareholders Meeting

Shareholders, employees and friends of Markel are invited to attend our annual shareholders meeting on May 17, 2023 at the University of Richmond Robins Center at 2:00 p.m. (Eastern Time). More information on the agenda and registration is available at www.markelshareholdersmeeting.com.

10K - 37

Item 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis includes discussion of changes in our results of operations and financial condition from 2021 to 2022 and should be read in conjunction with the consolidated financial statements and related notes included under Item 8, Item 1 Business, Item 1A Risk Factors and "Safe Harbor and Cautionary Statement" under Item 7. The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of Markel Corporation and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation (the Company). A discussion of changes in our results of operations and financial condition from 2020 to 2021 may be found in Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 18, 2022.

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

Results of Operations

The following table presents the components of operating revenues.

	Years Ended December 31,
(dollars in thousands)	2022	2021
Insurance segment	$6,528,263	$5,465,284
Reinsurance segment	1,063,347	1,042,048
Insurance-linked securities, program services and other insurance	493,746	342,142
Insurance operations	8,085,356	6,849,474
Net investment income	445,846	367,406
Net investment gains (losses)	(1,595,733)	1,978,534
Other	(17,661)	7,184
Investing segment	(1,167,548)	2,353,124
Markel Ventures segment	4,757,527	3,643,827
Total operating revenues	$11,675,335	$12,846,425

10K - 38

The following table presents the components of comprehensive income (loss) to shareholders.

	Years Ended December 31,
(dollars in thousands)	2022	2021
Insurance segment profit	$549,871	$696,413
Reinsurance segment profit (loss)	83,859	(55,129)
Insurance-linked securities, program services and other insurance	295,329	79,512
Amortization of intangible assets (1)	(99,735)	(102,971)
Impairment of goodwill (2)	(80,000)	—
Insurance operations	749,324	617,825
Investing segment profit (loss)	(1,167,548)	2,353,124
Markel Ventures segment profit (3)	325,238	272,552
Interest expense	(196,062)	(183,579)
Net foreign exchange gains	140,209	72,271
Income tax (expense) benefit	47,636	(684,458)
Net income attributable to noncontrolling interests	(112,920)	(22,732)
Net income (loss) to shareholders	(214,123)	2,425,003
Preferred stock dividends	(36,000)	(36,000)
Net income (loss) to common shareholders	(250,123)	2,389,003
Other comprehensive loss to shareholders	(1,094,694)	(346,759)
Comprehensive income (loss) to shareholders	$(1,308,817)	$2,078,244
(1)     Amortization of intangible assets includes all amortization attributable to our insurance operations. Amortization of intangible assets attributable to our underwriting segments was $38.5 million and $41.2 million for the years ended December 31, 2022 and 2021, respectively; however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments. Amortization of intangible assets attributable to our insurance-linked securities, program services and other insurance operations was $61.2 million and $61.8 million for the years ended December 31, 2022 and 2021, respectively.
(2)     Impairment of goodwill for the year ended December 31, 2022 was attributable to our Nephila ILS operations.
(3)     Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures.

Our 2022 results were significantly impacted by decreases in the fair value of our investment portfolio. Net investment losses on our equity portfolio reflect the impact of volatility and overall decline in the public equity markets. The decreases in the fair value of our fixed maturity portfolio were primarily due to increases in interest rates in 2022. Volatility in the public equity and bond markets reflects the impact of economic uncertainty and broader market conditions, which are impacting all three of our operating engines, including high levels of inflation, rising interest rates and global supply chain disruptions.

The change in comprehensive income (loss) to shareholders in 2022 compared to 2021 was primarily due to pre-tax net investment losses of $1.6 billion in 2022, compared to pre-tax net investment gains of $2.0 billion in 2021, as well as pre-tax net unrealized losses on our fixed maturity securities of $1.5 billion in 2022 compared to $504.1 million in 2021.

The components of net income (loss) to shareholders and comprehensive income (loss) to shareholders are discussed in further detail under "Insurance Results," "Investing Results," "Markel Ventures Results," "Interest Expense, Net Foreign Exchange Gains and Income Taxes" and "Comprehensive Income (Loss) to Shareholders and Book Value per Common Share."

10K - 39

Insurance Results

Our Insurance engine includes our underwriting, insurance-linked securities (ILS), program services and other fronting operations. We have a suite of capabilities through which we can access capital to support our customers' risks, which includes our own capital through our underwriting operations and third-party capital through our ILS and program services operations. Our underwriting operations, which are primarily comprised of our Insurance and Reinsurance segments, produce revenues primarily by underwriting insurance contracts and earning premiums in the specialty insurance market. Our insurance-linked securities and program services operations produce revenues primarily through fees earned for investment management services and fronting services, respectively. Our insurance operations also include the underwriting results of run-off lines of business that were discontinued prior to, or in conjunction with, insurance acquisitions, and the results of our run-off life and annuity reinsurance business. The following table presents the components of our Insurance engine gross premium volume and operating revenues.

	Years Ended December 31,
(dollars in thousands)	2022	2021	% Change
Gross premium volume:
Underwriting	$9,847,538	$8,485,929	16%
Program services and other fronting (1)	3,354,144	2,952,753	14%
Insurance operations	$13,201,682	$11,438,682	15%

Operating revenues:
Insurance segment	$6,528,263	$5,465,284	19%
Reinsurance segment	1,063,347	1,042,048	2%
Insurance-linked securities, program services and other insurance	493,746	342,142	44%
Insurance operations	$8,085,356	$6,849,474	18%
(1)    Substantially all gross premiums from our program services business and other fronting arrangements were ceded to third parties for the years ended December 31, 2022 and 2021.

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

When analyzing our combined ratio, we exclude current accident year losses and loss adjustment expenses attributed to natural catastrophes. We also exclude losses and loss adjustment expenses attributed to certain significant, infrequent loss events, for example, the COVID-19 pandemic and the military conflict between Russia and Ukraine that began following Russia's invasion of Ukraine in February 2022. Due to the unique characteristics of a catastrophe loss and other significant, infrequent events, there is inherent variability as to the timing or loss amount, which cannot be predicted in advance. We believe measures that exclude the effects of catastrophe events, COVID-19 and the Russia-Ukraine conflict are meaningful to understand the underlying trends and variability in our underwriting results that may be obscured by these items.

10K - 40

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

The following table presents summary data for our consolidated underwriting operations, which are comprised predominantly of our Insurance and Reinsurance segments. Our consolidated underwriting results also include results from discontinued lines of business and the retained portion of our program services operations.

	Years Ended December 31,
(dollars in thousands)	2022	2021	% Change
Gross premium volume	$9,843,555	$8,480,494	16%
Net written premiums	$8,203,390	$7,119,731	15%
Earned premiums	$7,587,792	$6,503,029	17%
Underwriting profit	$626,620	$628,085	—%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	60.8%	62.4%	(1.6)
Prior accident years loss ratio	(2.2)%	(7.4)%	5.2
Loss ratio	58.6%	55.1%	3.5
Expense ratio	33.2%	35.3%	(2.1)
Combined ratio	91.7%	90.3%	1.4

Current accident year loss ratio catastrophe impact (2)	0.6%	3.0%	(2.4)
Current accident year loss ratio Russia-Ukraine conflict impact (2)	0.5%	—%	0.5
Prior accident years loss ratio COVID-19 impact (2)	(0.1)%	0.2%	(0.3)

Current accident year loss ratio, excluding catastrophes and Russia-Ukraine conflict	59.7%	59.4%	0.3
Combined ratio, excluding current year catastrophes, Russia-Ukraine conflict and COVID-19	90.7%	87.1%	3.6
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes, the Russia-Ukraine conflict and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our underwriting operations in 2022 was driven by growth within our Insurance segment across all product lines. Net retention of gross premium volume for our underwriting operations was 83% in 2022 compared to 84% in 2021. The decrease in net retention in 2022 was driven by lower retention within our Insurance segment, partially offset by higher retention within our Reinsurance segment. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs. The increase in earned premiums in our underwriting operations in 2022 was primarily attributable to higher gross premium volume.

10K - 41

Since 2018, we have seen rate strengthening across most product lines following the continued high level of natural catastrophes and significant losses attributed to the COVID-19 pandemic, as well as general market conditions. However, we began to see rate increases moderate on many of our product lines in 2022. In some product lines, such as directors and officers, we even began to see single digit rate decreases in the latter part of 2022. The overall strengthening of rates in recent years has been most prominent within our professional liability and general liability product lines, reflecting the impacts of both economic and social inflation on loss costs. Recent increases in economic and social inflation have created more uncertainty around the ultimate losses that will be incurred to settle claims on these longer-tail product lines. These factors, as well as the impacts of the low interest rate environment on interest income in recent years, have contributed to the strong rate environment. The primary exception to the favorable rate environment is workers' compensation, where we continue to see low single digit rate decreases given generally favorable loss experience in recent years. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability.

Combined Ratio

In 2022, underwriting results included $46.2 million and $35.7 million of net losses and loss adjustment expenses attributed to Hurricane Ian and the Russia-Ukraine conflict, respectively. The net losses and loss adjustment expenses from Hurricane Ian and the Russia-Ukraine conflict were net of ceded losses of $115.3 million and $44.3 million, respectively. In 2021, underwriting results included $195.0 million of net losses and loss adjustment expenses attributed to Winter Storm Uri, the floods in Europe and Hurricane Ida (2021 Catastrophes), as well as $15.7 million of net losses and loss adjustment expenses resulting from an increase in our net estimate of ultimate losses and loss adjustment expenses attributed to COVID-19. The net losses and loss adjustment expenses from the 2021 Catastrophes were net of ceded losses of $221.7 million. Excluding these losses from the respective periods, the increase in our consolidated combined ratio in 2022 compared to 2021 was driven by the impact of less favorable development on prior accident years loss reserves within our Insurance segment in 2022 compared to 2021, partially offset by a lower expense ratio within our Insurance segment.

Russia-Ukraine Conflict

Our results reflect underwriting losses from the military conflict between Russia and Ukraine that began following Russia's invasion of Ukraine in February 2022. The ongoing conflict has also contributed to certain aspects of the current economic conditions impacting all of our operations. For further discussion regarding the Russia-Ukraine conflict and risks related to our businesses, see the risk factor titled "Our businesses, results of operations and financial condition could be adversely affected by the ongoing conflict between Russia and Ukraine and related disruptions in the global economy" under Item 1A Risk Factors.

Our losses and loss adjustment expenses from the Russia-Ukraine conflict are primarily attributed to business written within our international insurance and reinsurance operations and are primarily associated with war and terrorism coverages within our marine and energy product lines, as well as our trade credit and surety product lines. We purchase significant excess of loss reinsurance on the impacted product lines to reduce our net exposures, resulting in significant ceded losses. See note 11 of the notes to consolidated financial statements included under Item 8 for further details on our estimate of ultimate gross and net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict.

COVID-19 Pandemic

Our losses from the COVID-19 pandemic were primarily attributed to business written within our international insurance operations and were primarily associated with coverages for event cancellation and business interruption losses on policies where no specific pandemic exclusion existed. Our estimates of ultimate gross and net losses and loss adjustment expenses attributed to COVID-19 are based on reported claims and still include assumptions about coverage, liability and ceded reinsurance contract attachment, which, in some cases, remain subject to judicial review, and represent our best estimate as of December 31, 2022 based upon information currently available. We continue to closely monitor reported claims, claim settlements, ceded reinsurance contract settlements and judicial decisions and may adjust our estimates as new information becomes available.

10K - 42

Insurance Segment

	Years Ended December 31,
(dollars in thousands)	2022	2021	% Change
Gross premium volume	$8,606,700	$7,239,676	19%
Net written premiums	$7,040,176	$5,998,890	17%
Earned premiums	$6,528,263	$5,465,284	19%
Underwriting profit	$549,871	$696,413	(21)%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	60.3%	60.6%	(0.3)
Prior accident years loss ratio	(2.2)%	(9.3)%	7.1
Loss ratio	58.1%	51.3%	6.8
Expense ratio	33.5%	35.9%	(2.4)
Combined ratio	91.6%	87.3%	4.3

Current accident year loss ratio catastrophe impact (2)	0.7%	1.7%	(1.0)
Current accident year loss ratio Russia-Ukraine conflict impact (2)	0.4%	—%	0.4
Prior accident years loss ratio COVID-19 impact (2)	0.0%	(0.1)%	0.1

Current accident year loss ratio, excluding catastrophes and Russia-Ukraine conflict	59.2%	58.9%	0.3
Combined ratio, excluding current year catastrophes, Russia-Ukraine conflict and COVID-19	90.6%	85.6%	5.0
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes, the Russia-Ukraine conflict and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Insurance segment in 2022 was driven by new business volume, strong policy retention levels, more favorable rates and expanded product offerings, resulting in growth across all of our product lines, most notably in our general liability and professional liability product lines. Net retention of gross premium volume was 82% in 2022 compared to 83% in 2021. The decrease in net retention for the year ended December 31, 2022 was primarily due to higher cession rates on our professional liability and personal lines product lines in 2022 compared to 2021, partially offset by the impact of higher retention rates on new programs business. The increase in earned premiums in 2022 was primarily due to higher gross premium volume.

Combined Ratio

The Insurance segment's current accident year losses and loss adjustment expenses in 2022 included $46.2 million and $23.0 million of net losses and loss adjustment expenses attributed to Hurricane Ian and the Russia-Ukraine conflict, respectively. Current accident year losses in 2021 included $94.7 million of net losses and loss adjustment expenses attributed to the 2021 Catastrophes. Excluding these losses from the respective periods, the current accident year loss ratio in 2022 was consistent with 2021. Despite achieving higher premium rates on our professional liability and general liability product lines, we generally kept our estimates of ultimate loss ratios on these product lines for the 2022 accident year consistent with the 2021 accident year due to the unfavorable claims trend within these product lines on prior accident years during 2022 arising from current and anticipated levels of economic and social inflation.

10K - 43

The Insurance segment's 2022 combined ratio included $142.9 million of favorable development on prior accident years loss reserves compared to $506.3 million in 2021. The decrease in favorable development was primarily due to adverse development on our professional liability and general liability product lines in 2022 compared to favorable development in 2021. Adverse development on our professional liability and general liability product lines in 2022 was primarily attributable to unfavorable claim settlements and increased claim frequency and severity on a number of products, including directors and officers, errors and omissions and employment practices liability within professional liability and contractors and excess and umbrella within general liability. Development on prior years loss reserves within our professional liability and general liability product lines in 2022 was impacted by broader market conditions, including the effects of economic and social inflation. These factors have created more uncertainty around the ultimate losses that will be incurred to settle claims on these longer-tail product lines, and as a result, we are approaching reductions to prior year loss reserves on more recent accident years cautiously. Consistent with our reserving philosophy, we are responding quickly to increase loss reserves following any indication of increased claims frequency or severity in excess of our previous expectations, whereas in instances where claims trends are more favorable than we previously anticipated, we are often waiting to reduce loss reserves and will evaluate our experience over additional periods of time.

In 2022, favorable development was most significant on our workers' compensation, programs, property and credit and surety product lines. In 2021, favorable development was most significant on our general liability, property, workers' compensation, professional liability and marine and energy product lines. See note 11 of the notes to consolidated financial statements included under Item 8 for more information on the Insurance segment's prior year loss reserve development.

The decrease in the Insurance segment's expense ratio in 2022 was primarily due to the favorable impact of higher earned premiums in 2022 while maintaining consistent levels of general expenses with 2021, as we continue to focus on scaling our insurance operations.

Reinsurance Segment

	Years Ended December 31,
(dollars in thousands)	2022	2021	% Change
Gross premium volume	$1,229,851	$1,246,143	(1)%
Net written premiums	$1,167,312	$1,126,167	4%
Earned premiums	$1,063,347	$1,042,048	2%
Underwriting profit (loss)	$83,859	$(55,238)	NM (1)

Underwriting Ratios (2)			Point Change
Loss ratio
Current accident year loss ratio	63.6%	72.0%	(8.4)
Prior accident years loss ratio	(2.4)%	1.9%	(4.3)
Loss ratio	61.2%	73.9%	(12.7)
Expense ratio	30.9%	31.4%	(0.5)
Combined ratio	92.1%	105.3%	(13.2)

Current accident year loss ratio catastrophe impact (3) (4)	—%	9.6%	(9.6)
Current accident year loss ratio Russia-Ukraine impact (3)	1.2%	—%	1.2
Prior accident years loss ratio COVID-19 impact (3)	(0.3)%	2.1%	(2.4)

Current accident year loss ratio, excluding catastrophes and Russia-Ukraine conflict	62.4%	62.3%	0.1
Combined ratio, excluding current year catastrophes, Russia-Ukraine conflict and COVID-19	91.2%	93.6%	(2.4)
(1)    NM - Ratio is not meaningful
(2)    Amounts may not reconcile due to rounding.
(3)    The point impact of catastrophes, the Russia-Ukraine conflict and COVID-19 is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.
(4)    The point impact of catastrophes does not include the favorable impact of assumed reinstatement premiums associated with the 2021 Catastrophes of $21.7 million for the year ended December 31, 2021. Reinstatement premiums were not significant for the year ended December 31, 2022.
10K - 44

Premiums

The modest decrease in gross premium volume in our Reinsurance segment in 2022 was primarily attributable to non-renewals within our property product lines and the non-renewal of a large treaty within our workers' compensation product line, largely offset by the impact of new business, primarily within our general liability and professional liability product lines, and more favorable premium adjustments within our credit and surety product lines. We discontinued writing property retrocessional reinsurance in 2022 and property reinsurance in 2021, which resulted in a $123.3 million reduction in gross premium volume in 2022 compared to 2021. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Net retention of gross premium volume was 95% in 2022 compared to 90% in 2021. The increase in net retention was driven by changes in mix of business. We have experienced growth in highly retained product lines during the year, while the non-renewed property business had a lower retention rate than the rest of the segment.

The increase in earned premiums in 2022 was primarily attributable to growth in gross premium volume within our professional liability and general liability product lines in recent periods, partially offset by the impact of lower gross premiums within our property product lines.

Combined Ratio

The Reinsurance segment's current accident year losses and loss adjustment expenses in 2022 included $12.7 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Current accident year losses in 2021 included $100.3 million of net losses and loss adjustment expenses attributed to the 2021 Catastrophes. Excluding these losses from the respective periods, the current accident year loss ratio in 2022 was consistent with 2021. The benefit of higher premium rates on our general liability and professional liability product lines and more favorable premium adjustments in 2022 compared to 2021 was offset by the unfavorable impact of changes in the mix of business within the segment and the benefit in 2021 of $21.7 million of favorable assumed reinstatement premiums on catastrophes. The change in mix of business had an unfavorable impact as the non-renewed property business had a lower attritional loss ratio than the rest of the segment.

The Reinsurance segment's 2022 combined ratio included $26.1 million of favorable development on prior accident years loss reserves, which was primarily attributable to favorable development within our property product lines related to natural catastrophes and our credit and surety product lines. Favorable development on prior years loss reserves in 2022 was partially offset by additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability, credit and surety and professional liability product lines. In 2021, the combined ratio included $19.9 million of adverse development on prior accident years loss reserves, which was primarily attributable to net adverse development on natural catastrophes and COVID-19 within our property product lines, as well as additional exposures recognized on prior accident years related to net favorable premium adjustments on our professional liability product lines. See note 11 of the notes to consolidated financial statements included under Item 8 for more information on the Reinsurance segment's prior year loss reserve development.

10K - 45

Insurance-linked Securities, Program Services and Other Insurance

The following table presents the components of operating revenues and operating expenses attributable to our insurance-linked securities, program services and other insurance operations, including our run-off block of life and annuity reinsurance contracts, none of which are included in a reportable segment. Underwriting results attributable to these operations include results from discontinued lines of business, which are reported separate from our Insurance and Reinsurance segments, and the retained portion of our program services operations. Investment income earned on the investments that support life and annuity policy benefit reserves are included in our Investing segment.

	Years Ended December 31,
	2022			2021
(dollars in thousands)	Operating revenues	Operating expenses	Net	Operating revenues	Operating expenses	Net
Services and other:
Insurance-linked securities	$109,020	$125,316	$(16,296)	$202,019	$186,510	$15,509
Insurance-linked securities - disposition gains	225,828	—	225,828	—	—	—
Program services and other fronting	149,993	27,613	122,380	125,716	20,132	105,584
Life and annuity	1,040	10,723	(9,683)	1,515	16,667	(15,152)
Markel CATCo buy-out	—	101,904	(101,904)	—	—	—
Markel CATCo Re	—	(89,862)	89,862	—	—	—
Other	11,683	19,431	(7,748)	17,195	30,534	(13,339)
	497,564	195,125	302,439	346,445	253,843	92,602
Underwriting	(3,818)	3,292	(7,110)	(4,303)	8,787	(13,090)
	493,746	198,417	295,329	342,142	262,630	79,512
Amortization of intangible assets		61,202	(61,202)		61,789	(61,789)
Impairment of goodwill		80,000	(80,000)		—	—
	$493,746	$339,619	$154,127	$342,142	$324,419	$17,723

Insurance-Linked Securities

The decrease in operating revenues and operating expenses in our Nephila insurance-linked securities operations in 2022 was primarily due to the disposition of our Velocity and Volante managing general agent operations during the year. Operating losses in 2022 were driven by costs incurred by Volante in connection with its launch of a Lloyd's of London syndicate prior to disposition.

Since our acquisition of Nephila in 2018, we experienced significant growth in the Velocity and Volante managing general agent operations. In 2022, we realized the significant value created since 2018 through the sale of Velocity and Volante. We sold the majority of our controlling interest in Velocity in February 2022 for total cash consideration of $181.3 million, which resulted in a gain of $107.3 million. Velocity provides risk origination services for our Nephila fund management operations, as well as for third parties, and was a source of growth within our ILS operations since we acquired Nephila in 2018. We continue to have a minority interest in Velocity after the sale, and Velocity will continue to be a source for risk origination for our Nephila fund management operations. We sold our controlling interest in Volante in October 2022 for total cash consideration of $181.9 million of which $155.6 million was cash. This transaction resulted in a gain of $118.5 million. Volante, which has also been a source of growth within our ILS operations, underwrites and administers specialty insurance and reinsurance policies and provides delegated underwriting services to third-party providers of insurance capital.

Following the sales of our Velocity and Volante managing general agent operations, our Nephila ILS operations are solely comprised of our fund management operations. Since acquiring Nephila in 2018, investment performance in the broader ILS market has been adversely impacted by consecutive years of elevated catastrophe losses, most recently with Hurricane Ian in 2022. These events, as well as recent volatility in the capital markets, have impacted investor decisions around allocation of capital to ILS, which in turn has impacted our capital raises and redemptions within the funds we manage. Additionally, increases in the cost of capital during 2022 further impacted the estimated fair value of our fund management operations, and ultimately resulted in an $80.0 million partial impairment of goodwill in 2022. Nephila's net assets under management were $7.2 billion as of December 31, 2022. See "Critical Accounting Estimates - Goodwill and Intangible Assets" for further discussion of goodwill impairment at our Nephila ILS operations.
10K - 46

Program Services and Other Fronting

The increase in operating revenues in our program services and other fronting operations in 2022 was primarily due to higher gross earned premium, on which our fees are based, in 2022 compared to 2021, driven by the expansion of existing programs and growth from new programs, as well as the growth of our other fronting arrangements. Gross written premiums in our program services operations were $2.8 billion and $2.7 billion for the years ended December 31, 2022 and 2021, respectively. Gross written premiums from our other fronting operations, which consist of business written by our underwriting platform on behalf of our ILS operations, were $553.9 million and $223.5 million for the years ended December 31, 2022 and 2021, respectively.

Markel CATCo Buy-Out

In March 2022, we completed a buy-out transaction with Markel CATCo Re Ltd. (Markel CATCo Re) and Markel CATCo Reinsurance Fund Ltd. (the Markel CATCo Funds) that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds and resulted in the consolidation of Markel CATCo Re upon completion of the transaction. In order to complete the transaction, we made $101.9 million in payments, net of insurance proceeds, to or for the benefit of investors that were recognized as an expense during the first quarter of 2022. In 2022, results attributable to Markel CATCo Re were primarily related to favorable loss reserve development on the run-off of the reinsurance contracts, all of which were attributable to noncontrolling interest holders in Markel CATCo Re. See note 17 of the notes to consolidated financial statements for further details regarding our Markel CATCo operations and the consolidation of Markel CATCo Re and note 21 for further details about the buy-out transaction.

Investing Results

Our business strategy recognizes the importance of both consistent underwriting and operating profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds. We measure our investment performance by analyzing net investment income earned on our investment portfolio, as well as through net investment gains, which includes unrealized gains on our equity portfolio, and the change in net unrealized gains on available-for-sale investments. Our performance measures also include investment yield and taxable equivalent total investment return. Other income or losses within our investing operations primarily relate to equity method investments in our investing segment, which are managed separately from the rest of our investment portfolio. Based on the potential for volatility in the financial markets, we believe investment performance is best analyzed over several years.

The following table summarizes our consolidated investment performance, which consists predominantly of the results of our Investing segment.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Net investment income	$446,755	$367,417	$375,826	$442,182	$435,258
Net investment gains (losses)	$(1,595,733)	$1,978,534	$617,979	$1,601,722	$(437,596)
Change in net unrealized gains (losses) on available-for-sale investments (1)	$(1,407,316)	$(450,096)	$442,089	$381,890	$(299,446)
Other	$(17,661)	$7,184	$(3,996)	$9,706	$(1,043)

Investment Ratios
Investment yield (2)	2.2%	2.0%	2.4%	2.9%	2.8%
Taxable equivalent total investment return	(9.5)%	8.8%	9.4%	14.6%	(1.0)%
(1)    The change in net unrealized gains (losses) on available-for-sale investments included a benefit related to an adjustment to decrease our life and annuity benefit reserves of $56.6 million and $63.0 million for the years ended December 31, 2022 and 2021, respectively, and a loss related to an adjustment to increase our life and annuity benefit reserves of $68.2 million and $51.4 million for the years ended December 31, 2020 and 2019, respectively. There was no adjustment to our life and annuity benefit reserves for the year ended December 31, 2018. See note 13 of the notes to consolidated financial statements included under Item 8 for details on our life and annuity benefit reserve adjustments.
(2)    Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The increase in net investment income in 2022 was primarily attributable to higher interest income on short-term investments and cash equivalents due to higher short-term interest rates in 2022 compared to 2021. Additionally, interest income on our fixed maturity securities increased in 2022, primarily attributable to higher average holdings of fixed maturity securities,
10K - 47

partially offset by a lower yield during 2022 compared to 2021. See note 4(d) of the notes to consolidated financial statements included under Item 8 for further details regarding the components of net investment income.

Net investment losses in 2022 were primarily attributable to decreases in the fair value of our equity portfolio driven by unfavorable market value movements in 2022. Net investment gains in 2021 were primarily attributable to increases in the fair value of our equity portfolio driven by favorable market value movements in 2021. See note 4(e) of the notes to consolidated financial statements included under Item 8 for further details on the components of net investment gains (losses).

The change in net unrealized gains (losses) on available-for-sale investments in 2022 and 2021 was attributable to decreases in the fair value of our fixed maturity investment portfolio as a result of increases in interest rates during 2022 and 2021.

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

We believe our investment performance is best analyzed using taxable equivalent total investment return over several years. The following table presents taxable equivalent total investment return before and after the effects of foreign currency movements.

						Five-Year Annual Return	Ten-Year Annual Return	Twenty-Year Annual Return
	Years Ended December 31,
	2022	2021	2020	2019	2018
Equities	(16.0)%	29.6%	15.2%	30.0%	(3.5)%	9.5%	13.2%	11.0%
Fixed maturity securities, cash and short-term investments (1)	(5.8)%	(0.7)%	5.7%	6.5%	1.3%	1.3%	2.0%	3.6%
Total portfolio, before foreign currency effect	(9.2)%	9.0%	8.6%	14.4%	(0.7)%	4.1%	5.1%	5.5%
Total portfolio	(9.5)%	8.8%	9.4%	14.6%	(1.0)%	4.1%	4.8%	5.5%
(1)    Includes cash and cash equivalents and restricted cash and cash equivalents.

The following table reconciles investment yield to taxable equivalent total investment return.

	Years Ended December 31,
	2022	2021	2020	2019	2018
Investment yield (1)	2.2%	2.0%	2.4%	2.9%	2.8%
Adjustment of investment yield from amortized cost to fair value	(0.5)%	(0.6)%	(0.5)%	(0.7)%	(0.6)%
Net amortization of net premium on fixed maturity securities	0.4%	0.4%	0.4%	0.4%	0.4%
Net investment gains (losses) and change in net unrealized investment gains on available-for-sale securities	(12.5)%	5.9%	5.8%	10.3%	(3.8)%
Taxable equivalent effect for interest and dividends (2)	0.1%	0.1%	0.1%	0.2%	0.1%
Other (3)	0.8%	1.0%	1.2%	1.5%	0.1%
Taxable equivalent total investment return	(9.5)%	8.8%	9.4%	14.6%	(1.0)%
(1)    Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.
(2)    Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.
(3)    Adjustment to reflect the impact of time-weighting the inputs to the calculation of taxable equivalent total investment return.

10K - 48

Markel Ventures Results

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

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Years ended December 31,
(dollars in thousands)	2022	2021	% Change
Operating revenues	$4,757,527	$3,643,827	31%
Operating income	$325,238	$272,552	19%
EBITDA	$506,336	$402,700	26%
Net income to shareholders	$192,601	$174,407	10%

The increase in operating revenues in 2022 was driven by the contribution from Metromont, which was acquired in December 2021, as well as an increased contribution from Buckner, which was acquired in August 2021. The combined contribution to the increase in operating revenues in 2022 attributable to these acquisitions was $604.6 million. Additionally, operating revenues in 2022 increased as a result of the impact of increased demand and higher prices at many of our other businesses, most notably at our construction services businesses.

The benefit of increases in operating revenues to operating income, EBITDA and net income to shareholders in 2022 was reduced by increased costs of materials and labor across many of our businesses, which reflected the impact of broader economic conditions on our operations during the year. The higher cost of materials was due in part to a shortage in the availability of certain products, the higher cost of shipping and a prolonged period of elevated inflation. We attempted to mitigate the impact of these cost increases through a variety of actions, such as increasing the prices of our products and services, pre-purchasing materials, locking in prices in advance or utilizing alternative sources of materials. Our businesses have had varying levels of success with these efforts, and we have seen conditions stabilize to varying degrees at many of our businesses. However, high labor costs continue to impact our businesses and there can be a time lag before the impacts of changes are reflected in our margins.

The increases in operating income, EBITDA and net income to shareholders in 2022 were primarily due to the impact of higher revenues and improved operating results at our construction services businesses, transportation-related businesses and consulting services businesses, as well as the contribution of Metromont. These increases were partially offset by the impact of lower operating margins at one of our consumer and building products businesses in 2022 compared to 2021.

Markel Ventures EBITDA is a non-GAAP financial measure. We use Markel Ventures EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, including operating income and net income to shareholders, to monitor and evaluate the performance of our Markel Ventures segment. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation or amortization resulting from purchase accounting.

10K - 49

The following table reconciles Markel Ventures operating income to Markel Ventures EBITDA.

	Years ended December 31,
(dollars in thousands)	2022	2021
Markel Ventures operating income	$325,238	$272,552
Depreciation expense	102,055	72,580
Amortization of intangible assets	79,043	57,568
Markel Ventures EBITDA	$506,336	$402,700

The following tables present condensed financial information reflecting the financial position, results of operations and cash flows of Markel Ventures, Inc., and also summarizing the amounts recognized in the consolidated financial statements included under Item 8 for the Markel Ventures segment, unless otherwise noted.

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2022	2021
ASSETS
Cash and cash equivalents	$315,452	$321,473
Receivables	636,161	501,349
Goodwill	1,153,909	1,196,590
Intangible assets	796,297	766,179
Other assets:
Inventory	639,562	529,250
Property, plant and equipment, net	1,028,156	948,971
Right-of-use lease assets	409,014	393,551
Other	337,126	300,916
Total other assets	2,413,858	2,172,688
Total Assets	$5,315,677	$4,958,279
LIABILITIES AND EQUITY
Debt (1)	1,222,152	1,140,559
Other liabilities:
Accounts payable and accrued liabilities	$355,037	$320,375
Lease liabilities	421,089	445,683
Other	625,215	544,718
Total other liabilities	1,401,341	1,310,776
Total Liabilities	2,623,493	2,451,335
Redeemable noncontrolling interests	523,154	461,378
Shareholders' equity (2)	2,172,935	2,050,675
Noncontrolling interests	(3,905)	(5,109)
Total Equity	2,169,030	2,045,566
Total Liabilities and Equity	$5,315,677	$4,958,279
(1)     Debt as of December 31, 2022 and 2021 included $808.1 million and $853.0 million, respectively, of debt due to other subsidiaries of Markel Corporation, which was eliminated in consolidation.
(2)     Shareholders' equity as of December 31, 2022 and 2021 included $1.4 billion of common stock, which represents Markel Corporation's investment in Markel Ventures, Inc. and which was eliminated in consolidation.

10K - 50

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
(dollars in thousands)	2022	2021
OPERATING REVENUES
Products revenues	$2,427,096	$1,712,120
Services and other revenues	2,329,522	1,931,696
Net investment income	909	11
Total Operating Revenues	4,757,527	3,643,827
OPERATING EXPENSES
Products expenses	2,241,736	1,544,506
Services and other expenses	2,111,510	1,769,201
Amortization of intangible assets	79,043	57,568
Total Operating Expenses	4,432,289	3,371,275
Operating Income	325,238	272,552
Net foreign exchange gains	3,140	1,119
Interest expense (1)	(46,780)	(35,031)
Income Before Income Taxes	281,598	238,640
Income tax expense	(61,588)	(43,626)
Net Income	220,010	195,014
Net income attributable to noncontrolling interests	(27,409)	(20,607)
Net Income to Shareholders	$192,601	$174,407
(1)    Interest expense for the years ended December 31, 2022 and 2021 included intercompany interest expense of $27.4 million and $25.8 million, respectively, which was eliminated in consolidation.

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2022	2021
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	$321,473	$363,532
Net cash provided by operating activities	260,286	187,180
Net cash used by investing activities	(302,770)	(585,971)
Net cash provided by financing activities (1) (2)	37,897	356,562
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(1,434)	170
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(6,021)	(42,059)
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of year	$315,452	$321,473
(1)    Net cash provided by financing activities for the year ended December 31, 2021 included a capital contribution from our holding company, Markel Corporation, of $250.0 million, which was eliminated in consolidation. There were no capital contributions from our holding company for the year ended December 31, 2022.
(2)    Net cash provided by financing activities for the year ended December 31, 2022 included net repayments of intercompany debt of $44.9 million, which were eliminated in consolidation. Net cash provided by financing activities for the year ended December 31, 2021 included net additions to intercompany debt of $120.0 million, which were eliminated in consolidation.

Interest Expense, Net Foreign Exchange Gains and Income Taxes

Interest Expense

Interest expense was $196.1 million in 2022 compared to $183.6 million in 2021. The increase in interest expense in 2022 was primarily attributable to higher Markel Ventures interest expense and the issuance of our 3.45% unsecured senior notes issued in May 2021, partially offset by the impact of the retirement of our 4.90% unsecured senior notes in July 2022. See note 14 of the notes to consolidated financial statements included under Item 8 for further details regarding the retirement of our senior long-term debt.

10K - 51

Net Foreign Exchange Gains

Net foreign exchange gains included in net income (loss) were $140.2 million in 2022 compared to $72.3 million in 2021. Net foreign exchange gains are primarily due to the remeasurement of our foreign currency denominated insurance reserves to the U.S. Dollar. The U.S. Dollar strengthened against the Euro and British Pound, the predominant foreign currencies within our insurance operations, during 2022 and 2021, particularly in the second and third quarters of 2022. Pre-tax net foreign exchange losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized gains (losses) on available-for-sale investments in other comprehensive loss, were $79.5 million in 2022 compared to $78.0 million in 2021.

Income Taxes

The effective tax rate was 32% in 2022 compared to 22% in 2021. The effective tax rate for 2022 differs from the effective tax rate for 2021, and the statutory rate of 21%, due to the impact of various immaterial items resulting in a net tax benefit that was magnified due to the small pre-tax loss in 2022. See note 15 of the notes to consolidated financial statements included under Item 8 for further discussion of our income taxes.

In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (the Act). The Act implements a 15% corporate minimum tax based on adjusted financial statement income and a 1% excise tax on stock repurchases effective January 1, 2023. We do not expect these tax law changes to have a material impact on our results of operations, financial condition or cash flows, however, we will continue to evaluate the impact of the Act as additional guidance is issued by the U.S. Treasury.

Comprehensive Income (Loss) to Shareholders and Book Value per Common Share

The following table summarizes the components of comprehensive income (loss) to shareholders.

	Years Ended December 31,
(dollars in thousands)	2022	2021
Net income (loss) to shareholders	$(214,123)	$2,425,003
Other comprehensive loss:
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(1,110,148)	(354,938)
Other, net of taxes	15,471	8,177
Other comprehensive (income) loss attributable to noncontrolling interest	(17)	2
Other comprehensive loss to shareholders	(1,094,694)	(346,759)
Comprehensive income (loss) to shareholders	$(1,308,817)	$2,078,244

Book value per common share decreased 10% from $1,036.20 at December 31, 2021 to $929.27 as of December 31, 2022, primarily due to other comprehensive loss to shareholders in 2022.

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our consolidated debt to capital ratio was 24% at December 31, 2022 and 23% at December 31, 2021. The increase reflects a decrease in shareholders' equity, primarily attributable to a decline in the fair value of our investment portfolio, driven by unfavorable movements in the public equity markets and increases in interest rates in 2022.

Holding Company

Our holding company had $3.7 billion and $5.3 billion of investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) at December 31, 2022 and December 31, 2021, respectively. The decrease in holding company invested assets was primarily due to capital contributions made to our insurance subsidiaries and a decline in the fair value of the holding company investment portfolio, as well as the $350.0 million repayment of our 4.90% unsecured senior notes due July 1, 2022. See note 23 of the notes to consolidated financial statements included under Item 8 for condensed financial information for our holding company.

10K - 52

Within our insurance subsidiaries, we seek to maintain capital that significantly exceeds required capital levels, as prescribed by applicable regulators. A portion of the capital held by many of our insurance subsidiaries includes a portfolio of equity securities, and the unfavorable movements in the public equity markets in 2022 had a significant impact on their investment portfolio valuations, and in turn, the capital within these entities. In order to maintain our target levels of excess capital within the impacted insurance subsidiaries, our holding company made capital contributions totaling $973.5 million in 2022. There were no capital contributions from our holding company to our insurance subsidiaries in 2021. We also received dividends totaling $130.0 million from certain of our insurance subsidiaries in 2022 compared to $1.0 billion in 2021.

The following table presents the composition of our holding company's invested assets.

	December 31,
	2022	2021
Fixed maturity securities	4%	4%
Equity securities	40%	53%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	56%	43%
Total	100%	100%

After satisfying our interest and principal obligations on our senior long-term debt and notes payable to subsidiaries, as well as any other holding company obligations, excess liquidity at Markel Corporation is available to, among other things, allocate capital to our existing businesses, complete acquisitions, build our portfolio of equity securities or repurchase shares of our common stock.

In February 2022, our Board of Directors approved a new share repurchase program that provides for the repurchase of up to $750 million of common stock. As of December 31, 2022, $511.7 million remained available for repurchases under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

We may from time to time seek to prepay, retire or repurchase our outstanding senior notes or preferred shares, through open market purchases, privately negotiated transactions or otherwise. Those prepayments, retirements or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

The holding company relies on dividends from its subsidiaries to meet debt service obligations and pay dividends on our preferred stock. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. There are also regulatory restrictions on the amount of dividends that certain of our foreign subsidiaries may pay based on applicable laws in their respective jurisdictions. At December 31, 2022, our domestic insurance subsidiaries and Markel Bermuda Limited could pay ordinary dividends of $1.1 billion during the following twelve months under these laws.

We maintain a corporate revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases and for other working capital and general corporate purposes. At our discretion, up to $200 million of the total capacity may be used for letters of credit. We may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. This facility expires in April 2024. As of December 31, 2022 and 2021, there were no borrowings outstanding under this revolving credit facility.

We were in compliance with all covenants contained in our corporate revolving credit facility at December 31, 2022. To the extent that we are not in compliance with our covenants, access to the revolving credit facility could be restricted. While we believe this to be unlikely, the inability to access the revolving credit facility could adversely affect our liquidity. See note 14 of the notes to consolidated financial statements included under Item 8 for further discussion of our revolving credit facility.

10K - 53

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

Cash Flows and Invested Assets

Net cash provided by operating activities was $2.7 billion in 2022 compared to $2.3 billion in 2021. The increase in net cash flows from operating activities for the year ended December 31, 2022 was primarily due to higher net premiums within our Insurance segment, partially offset by $101.9 million of payments made in connection with the Markel CATCo buy-out transaction.

Net cash used by investing activities was $1.7 billion in 2022 compared to $2.9 billion in 2021. In 2022, net cash used by investing activities included net purchases of fixed maturity securities, short-term investments and equity securities of $959.7 million, $846.0 million and $201.0 million, respectively. Net cash used by investing activities was net of $630.0 million of net cash and restricted cash acquired as part of our consolidation of Markel CATCo Re, of which $169.4 million was subsequently distributed to Markel CATCo investors for shares that were redeemed in conjunction with the buy-out transaction. In 2021, net cash used by investing activities included net purchases of fixed maturity and equity securities of $2.5 billion and $54.9 million, respectively, and net sales of short-term investments of $229.0 million. Net cash used by investing activities in 2021 also included $510.9 million of net cash used for the acquisitions of Buckner and Metromont.

In 2022, as interest rates began to rise, we increased our allocation of cash to short-term investments and fixed maturity securities to support our growing underwriting business. Additionally, we increased our purchases of equity securities in 2022 to take advantage of favorable prices following declines in the public equity markets during the year. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Invested assets were $27.4 billion at December 31, 2022 compared to $28.3 billion at December 31, 2021, reflecting a decrease of 3% in 2022. The decline in the fair value of our investment portfolio, driven by unfavorable movements in the public equity markets and increases in interest rates in 2022, was partially offset by cash provided by operating activities. These factors were also the primary drivers of the change in the composition of our investment portfolio. The following table presents the composition of our invested assets.

	December 31,
	2022	2021
Fixed maturity securities	43%	44%
Equity securities	28%	32%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	29%	24%
Total	100%	100%

Net cash used by financing activities was $595.3 million in 2022, which included $350.0 million to retire our 4.90% unsecured senior notes due July 1, 2022. Financing activities in 2022 also reflected borrowings and repayments at certain our Markel Ventures businesses, primarily on revolving lines of credit. Net cash provided by financing activities was $369.8 million in 2021, which included net proceeds of $591.4 million from our May 2021 senior notes offering. Cash of $290.8 million and $206.5 million was used to repurchase shares of our common stock during 2022 and 2021, respectively.

10K - 54

Cash Obligations

As of December 31, 2022, our primary cash obligations were unpaid losses and loss adjustment expenses, senior long-term debt and other debt and related interest payments, life and annuity benefits and lease liabilities. These cash obligations, as presented in the following table, represent our estimate of total future cash payments and may differ from the corresponding liabilities on our consolidated balance sheet due to present value discounts and other adjustments required for presentation in accordance with U.S. GAAP. The following table summarizes our estimated contractual cash obligations at December 31, 2022 and the estimated amount expected to be paid in 2023.

(dollars in thousands)	Total cash obligations as of December 31, 2022	Cash obligations due in less than 1 year
Unpaid losses and loss adjustment expenses (1)	$21,053,737	$4,494,980
Senior long-term debt and other debt (2)	$4,148,007	$399,604
Interest payments on senior long-term debt and other debt (3)	$3,414,263	$169,263
Life and annuity benefits (4)	$974,212	$58,650
Lease liabilities (5)	$661,112	$100,887
(1)    The actual cash payments for settled claims will vary, possibly significantly, from these estimates. As of December 31, 2022, the average duration of our reserves for unpaid losses and loss adjustment expenses was 3.8 years. See note 11 of the notes to consolidated financial statements included under Item 8 for further details on our loss reserve estimates.
(2)    See note 14 of the notes to consolidated financial statements included under Item 8 for further details on the scheduled maturity of principal payments on our senior long-term debt and other debt.
(3)    Interest expense is accrued in the period incurred and therefore, only a portion of the future interest payments presented in this table represents a liability on our consolidated balance sheet as of December 31, 2022.
(4)    There is inherent uncertainty in the process of estimating the timing of payments for life and annuity benefits and actual cash payments for settled contracts could vary significantly from these estimates. We expect $704.1 million of our cash obligation for life and annuity benefits to be paid beyond five years. See note 13 of the notes to consolidated financial statements included under Item 8 for further details on our estimates for life and annuity benefit reserves.
(5)    See note 9 of the notes to consolidated financial statements included under Item 8 for further details on our lease obligations and the expected timing of future payments.

Various of our Markel Ventures subsidiaries maintain revolving credit facilities or lines of credit, which provide up to $620 million of aggregate capacity for working capital and other general operational purposes. A portion of the capacity on certain of these credit facilities may be used as security for letters of credit and other obligations. At December 31, 2022 and 2021, $238.1 million and $94.3 million, respectively, of borrowings were outstanding under these credit facilities.

As of December 31, 2022, one of our Markel Ventures subsidiaries was not in compliance with certain financial covenants of its revolving credit facility, which had an outstanding balance of $97.9 million as of December 31, 2022. The subsidiary is working with its lenders and anticipates amending the facility. This event is not expected to have a material effect on our consolidated financial condition or results of operations. At December 31, 2022, all of our other subsidiaries were in compliance with all covenants contained in their respective credit facilities. To the extent our subsidiaries are not in compliance with their respective covenants, access to their credit facilities could be restricted, which could adversely affect their operations. See note 14 of the notes to consolidated financial statements included under Item 8 for further discussion of our credit facilities.

Restricted Assets and Capital

At December 31, 2022, we had $4.8 billion of invested assets held in trust or on deposit for the benefit of policyholders or ceding companies or to support underwriting activities. Additionally, we have pledged investments and cash and cash equivalents totaling $437.8 million at December 31, 2022 as security for letters of credit that have been issued by various banks on our behalf. These invested assets and the related liabilities are included in our consolidated balance sheet. See note 4(f) of the notes to consolidated financial statements included under Item 8 for further discussion of restrictions over our invested assets.

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC's requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. Capital adequacy of our foreign insurance
10K - 55

subsidiaries is regulated by applicable laws of the United Kingdom, Bermuda and Germany. At December 31, 2022, the capital and surplus of each of our insurance subsidiaries significantly exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements.

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

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheets included estimated unpaid losses and loss adjustment expenses of $20.9 billion and reinsurance recoverables on unpaid losses of $8.0 billion at December 31, 2022 compared to $18.2 billion and $6.9 billion, respectively, at December 31, 2021. Included in these balances were unpaid losses and loss adjustment expenses and reinsurance recoverables on unpaid losses attributable to our program services business and other fronting arrangements totaling $5.2 billion for the year ended December 31, 2022 and $4.2 billion for the year ended December 31, 2021. Additionally, consolidated unpaid losses and loss adjustment expenses as of December 31, 2022 included $347.9 million of fully collateralized reserves attributable to Markel CATCo Re, which we consolidate following the Markel CATCo buy-out. See note 17 of the notes to consolidated financial statements for further details regarding the consolidation of Markel CATCo Re. Our consolidated balance sheets do not include reserves for losses and loss adjustment expenses attributed to unconsolidated subsidiaries or affiliates that we manage through our Nephila insurance-linked securities operations.

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

There is normally a time lag between when a loss event occurs and when it is reported to us. The actuarial methods that we use to estimate losses have been designed to address the lag in loss reporting as well as the delay in obtaining information that would allow us to more accurately estimate future payments. There is also often a time lag between cedents establishing case reserves or re-estimating their reserves and notifying us of those new or revised case reserves. As a result, the reporting lag is more pronounced in our reinsurance contracts than in our insurance contracts. On reinsurance transactions, the reporting lag will generally be 60 to 90 days after the end of a reporting period but can be longer in some cases. There may also be a more pronounced reporting lag, as well as reliance on third-party claims handling practices and reserve estimates, on insurance contracts for which we are not the primary insurer and participate only in excess layers of loss. Based on the experience of our actuaries and management, we select loss development factors and trending techniques to mitigate the difficulties caused by reporting lags. At least annually, we evaluate our loss development factors and trending assumptions using our own loss data, as well as cedent-specific and industry data, and update them as needed.

U.S. GAAP requires that IBNR reserves be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are calculated by subtracting paid losses and loss adjustment expenses and case reserves from estimated ultimate losses and loss adjustment expenses. IBNR reserves were 70% of total unpaid losses and loss adjustment expenses at December 31, 2022 compared to 67% at December 31, 2021.

10K - 56

The following table summarizes case reserves and IBNR reserves for our underwriting, program services and other fronting operations, which excludes $347.9 million of fully collateralized reserves attributable to Markel CATCo Re as of December 31, 2022. The amounts in the following table exclude the unamortized portion of any fair value adjustments for unpaid losses and loss adjustment expenses assumed in conjunction with an acquisition and any adjustments to discount reserves.

(dollars in thousands)	Insurance	Reinsurance	Other underwriting	Program services and other fronting		Total
December 31, 2022
Case reserves	$3,361,400	$1,234,852	$70,072	$1,617,473		$6,283,797
IBNR reserves	8,238,051	2,406,235	127,531	3,586,817		14,358,634
Total	$11,599,451	$3,641,087	$197,603	$5,204,290	(1)	$20,642,431
December 31, 2021
Case reserves	$3,093,576	$1,334,444	$53,317	$1,485,857		$5,967,194
IBNR reserves	6,951,347	2,369,313	218,039	2,730,477		12,269,176
Total	$10,044,923	$3,703,757	$271,356	$4,216,334	(1)	$18,236,370
(1)    Substantially all of the premium written in our program services and other fronting business is ceded, resulting in reinsurance recoverables on unpaid losses of $5.2 billion and $4.2 billion as of December 31, 2022 and 2021, respectively.

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

Program Services and Other Fronting

For our program services business and other fronting arrangements, case reserves are generally established based on reports received from the general agents or reinsurers with whom we do business. Our actuaries review the case loss reserve data received for sufficiency, consistency with historical data and for consistency with other programs we write that have similar characteristics. Ultimate losses and loss adjustment expenses are calculated using either our program experience or, where the program data is not credible, industry experience for similar products or lines of business. Substantially all of the premium written in our program services business and other fronting arrangements is ceded, and net reserves for unpaid losses and loss adjustment expenses as of December 31, 2022 and December 31, 2021 were $10.0 million and $11.6 million, respectively.

Underwriting

For our insurance operations, we are generally notified of insured losses by our insureds, their brokers or the primary insurer in instances in which we participate in excess layers of insured losses on a contract. Based on this information, we establish case reserves by estimating the expected ultimate losses from the claim (including any administrative or legal costs associated with settling the claim). Our claims personnel use their knowledge of the policy provisions and details specific to the claim, along with information provided by internal and external experts, including underwriters, actuaries and legal counsel, to estimate the expected ultimate losses.

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

Our liabilities for unpaid losses and loss adjustment expenses can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, accident and health,
10K - 57

automobile, watercraft and marine hull exposures, for which losses are usually known and paid shortly after the loss actually occurs. Long-tail business describes lines of business for which specific losses take much longer to emerge and may not be known and reported for some time. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty and volatility in these lines than in short-tail lines of business. Our long-tail coverages consist of most casualty lines, including professional liability, products liability, general and excess liability and excess and umbrella exposures, as well as workers' compensation insurance, which have been a significant source growth in premium volume in recent years. Some factors that contribute to the uncertainty and volatility of long-tail business, and thus require a significant degree of judgment in the reserving process, include the effects of unanticipated levels of economic inflation, the impact of social inflation, the inherent uncertainty as to the length of reporting and payment development patterns, the possibility of judicial interpretations or legislative changes, including changes in workers' compensation benefit laws, that might impact future loss experience relative to prior loss experience and the potential lack of comparability of the underlying data used in performing loss reserve analyses.

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

In establishing our liabilities for unpaid losses and loss adjustment expenses, our actuaries estimate an ultimate loss ratio, by accident year or underwriting year, for each of our product lines with input from our underwriting and claims personnel. For product lines in which loss reserves are established on a underwriting year basis, we have developed a methodology to convert from underwriting year to accident year for financial reporting purposes. In estimating an ultimate loss ratio for a particular line of business, our actuaries may use one or more actuarial reserving methods and select from these a single point estimate. To varying degrees, these methods include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market and economic conditions, policy forms and exposures. The actuarial methods we use include:

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

Bornhuetter-Ferguson Paid Loss Development – This method divides the projection of ultimate losses into the portion that has already been paid and the portion that has yet to be paid. The portion that has yet to be paid is estimated as the product of three amounts: the premium earned for the exposure period, the expected loss ratio and the estimated percentage of ultimate losses that are still unpaid. The expected loss ratio is selected by considering historical loss ratios, adjusted for any known changes in pricing, loss trends, adequacy of case reserves, changes in administrative practices and other relevant factors.

Bornhuetter-Ferguson Incurred Loss Development – This method is identical to the Bornhuetter-Ferguson paid loss development method, except that it uses the estimated percentage of ultimate losses that are still unreported, instead of the estimated percentage of ultimate losses that are still unpaid.

10K - 58

Frequency/Severity – Under this method, expected ultimate losses are equal to the product of the expected ultimate number of claims and the expected ultimate average cost per claim. Our actuaries use historical reporting patterns and severity patterns to develop factors that are applied to the current reported amounts to calculate expected ultimate losses.

Other Methods – There are certain instances when traditional actuarial methods may not be appropriate for estimating unpaid losses and loss adjustment expenses. In these instances, we may employ other actuarial methods.

Each actuarial method has its own set of assumptions and its own strengths and limitations, with no one method being better than the others in all situations. Our actuaries select the reserving methods that they believe will produce the most reliable estimates for the class of business being evaluated. Greater judgment may be required when we introduce new product lines or when there have been changes in claims handling practices, as the statistical data available may be insufficient. In these instances, we may rely upon assumptions applied to similar lines of business, rely more heavily on industry experience, take into account changes in underwriting guidelines and risk selection or review the impact of changes in claims reserving practices with claims personnel. Greater judgment also may be required for product lines that experience a low frequency of high severity claims, particularly when we are reliant on third party case reserve estimates and claims handling practices. In these instances, we may perform detailed claims reviews, analyzing the characteristics of each individual claim, with input from both actuarial and claims personnel to assess the adequacy of the case and IBNR reserves on the underlying product line. Our claims personnel use their knowledge of the specific claims along with internal and external experts, to estimate the expected ultimate losses. While we use our best judgment in establishing our estimate for loss reserves, applying different assumptions and variables could lead to significantly different loss reserve estimates.

A key assumption in most actuarial analyses is that past development patterns will repeat themselves in the future, absent a significant change in internal or external factors that influence the ultimate cost of our unpaid losses and loss adjustment expenses. Our estimates reflect implicit and explicit assumptions regarding the potential effects of external factors, including economic and social inflation, judicial decisions, changes in law, general economic conditions and recent trends in these factors. Our actuarial analyses are based on statistical analysis but also consist of reviewing internal factors that are difficult to analyze statistically, including changes in underwriting and claims handling practices, as well as rate changes. In the London market, and where we act as a reinsurer or participate only in excess layers of insured losses, the timing and amount of information reported about underlying claims are in the control of third parties. This can also affect estimates and require re-estimation as new information becomes available.

We cannot estimate losses from widespread catastrophic events, such as hurricanes and earthquakes, as well as pandemics and wars, using the traditional actuarial methods previously described. In the initial months after a catastrophic event occurs, our actuaries estimate losses and loss adjustment expenses based on claims received to date, industry loss estimates and output from industry, broker and proprietary models, as well as analysis of our ceded reinsurance contracts. We may also perform detailed policy and reinsurance contract level reviews. The availability of data from these procedures varies depending on the timing of the event relative to the point at which we develop our estimate. We also consider loss experience on historical events that may have similar characteristics to the underlying event and current market conditions, including the level of economic inflation. Due to the inherent uncertainty in estimating such losses, these estimates are subject to variability, which increases with the severity and complexity of the underlying event. As additional claims are reported and paid, and industry loss estimates are revised, we incorporate this new information into our analysis and adjust our estimate of ultimate losses and loss adjustment expenses as appropriate.

Loss reserves are established at management's best estimate, which is developed using the actuarially calculated point estimate as the starting point. The actuarial point estimate represents our actuaries' estimate of the most likely amount that will ultimately be paid to settle the losses that have occurred at a particular point in time; however, there is inherent uncertainty in the point estimate as it is the expected value in a range of possible reserve estimates. In some cases, actuarial analyses, which are generally based on statistical analysis, cannot fully incorporate all of the subjective factors that affect development of losses. In other cases, management's perspective of these more subjective factors may differ from the actuarial perspective. Subjective factors influencing the development of management's best estimate include: the credibility and timeliness of claims and loss information received from cedents and other third parties, economic and social inflation, judicial decisions, changes in law, changes in underwriting or claims handling practices, general economic conditions, the risk of moral hazard and other current and developing trends within the insurance and reinsurance markets, including the effects of competition. For example, our loss experience in recent years has reflected higher than anticipated levels of economic inflation, as well as the impacts of social inflation.

In developing its best estimate of loss reserves, management's philosophy is to establish loss reserves that are more likely to be redundant rather than deficient, and therefore, will ultimately prove to be adequate. Management's approach to establishing
10K - 59

loss reserves typically results in loss reserves that exceed the calculated actuarial point estimate. Management also considers the range, or variability, of reasonably possible loss outcomes determined by our actuaries when establishing its best estimate for loss reserves. The actuarial ranges represent our actuaries' estimate of a likely lowest amount and likely highest amount that could ultimately be paid to settle the losses that have occurred at a particular point in time. The range determinations are based on estimates and actuarial judgements and are intended to encompass reasonably likely changes in one or more of the factors that were used to determine the point estimates. Using statistical models, our actuaries establish a range of reasonable reserve estimates for each of our underwriting segments. Additionally, following an acquisition of insurance operations, acquired reserves initially are recorded at fair value, and therefore our recorded loss reserves may be closer to the actuarial point estimate until we build total loss reserves that are consistent with our historic level of confidence. Management's best estimate of net reserves for unpaid losses and loss adjustment expenses exceeded the actuarially calculated point estimate by $688.4 million, or 5.8%, at December 31, 2022, compared to $638.3 million, or 6.0%, at December 31, 2021.

The difference between management's best estimate and the actuarially calculated point estimate in both 2022 and 2021 is primarily associated with our long-tail business due to the subjective factors previously described that affect the development of losses. Certain subjective factors, particularly the credibility and timeliness of claims information, are more pronounced within our reinsurance operations, as previously discussed, and therefore, the percentage difference between management's best estimate and the actuarially calculated point estimate is more significant in our Reinsurance segment than our Insurance segment.

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

Our underwriting results in 2022 included $167.4 million of favorable development on prior years loss reserves compared to $479.8 million in 2021. In connection with our quarterly reviews of loss reserves in 2021, the actuarial methods we used exhibited a favorable trend on prior accident years. This trend was observed using statistical analysis of actual loss experience for prior years, particularly with regard to most of our long-tail books of business within the Insurance segment, including our general liability and professional liability product lines. Additionally, as loss reserves are recorded at management's best estimate, which is generally higher than the corresponding actuarially calculated point estimate, the initial reserves established by management are more likely to be redundant than deficient. As actual losses continued to be lower than anticipated in 2021, it became more likely that the underwriting results would prove to be better than originally estimated. Additionally, as most actuarial methods rely upon historical reporting patterns, the favorable trends experienced on earlier accident years resulted in a re-estimation of our ultimate incurred losses on more recent accident years. When we experience loss frequency or loss severity trends that are more favorable than we initially anticipated, we often evaluate the loss experience over a period of several years in order to assess the relative credibility of loss development trends. In 2021, based upon our evaluations of claims development patterns in our long-tail, and often volatile, lines of business, our actuaries reduced their estimates of ultimate losses. Management also gave greater credibility to the favorable trends experienced on earlier accident years, and upon incorporating these favorable trends into its best estimate, we reduced prior years loss reserves on more recent accident years accordingly.

Favorable development in 2022 was net of $70.9 million of adverse development on our professional liability and general liability product lines within our Insurance segment, where the favorable claims and loss trends observed in 2021, and other recent years, were disrupted. Adverse development on these product lines was primarily attributable to unfavorable claim settlements and increased claim frequency and severity on the 2018 and 2019 accident years within our professional liability product lines and the 2016 to 2019 accident years within our general liability product lines. The adverse development on these accident years was across a number of products, including directors and officers, errors and omissions and employment practices liability within professional liability and contractors and excess and umbrella within general liability. Development on prior years loss reserves within our professional liability and general liability product lines in 2022 for these accident years was impacted by broader market conditions, including the effects of economic and social inflation. The impacts of social inflation were most significant on our large, risk-managed excess professional liability accounts, corresponding with a notable rise in the number of class action lawsuits on these years and the recent unfavorable legal environment. The development of this claims trend was influenced by state and federal court closures following the onset of the COVID-19 pandemic in 2020, which has delayed court proceedings for claims on the impacted product lines.

10K - 60

These factors have created more uncertainty around the ultimate losses that will be incurred to settle claims on these longer-tail product lines. On our professional liability product lines, loss development reflected more favorable experience than originally anticipated on the 2020 and 2021 accident years in 2022, however, we are approaching reductions to prior year loss reserves on more recent accident years cautiously. Consistent with our reserving philosophy, we are responding quickly to increase loss reserves following any indication of increased claims frequency or severity in excess of our previous expectations, whereas in instances where claims trends are more favorable than we previously anticipated, we are often waiting to reduce loss reserves and will evaluate our experience over additional periods of time. Additionally, the actuarial methods we used indicated a continued favorable trend in loss frequency and severity on the 2015 and prior accident years for both our professional liability and general liability product lines. Management gave greater credibility to the favorable trend and reduced prior years loss reserves on these earlier accident years accordingly.

Favorable development on prior years loss reserves in 2022 also reflected favorable loss experience across several other product lines, most notably our property and workers' compensation lines of business. This included favorable development on our reserves for natural catastrophes that occurred in prior years, based on additional claims reporting and settlement activity in 2022. On our workers' compensation product line, the actuarial methods we used indicated a continued decline in the loss severity trend on prior accident years in 2022, consistent with our experience in recent years. As actual losses continued to be lower than anticipated in 2022, it became more likely that the underwriting results would prove to be better than originally estimated. Management gave greater credibility to the favorable trend experienced on earlier accident years and upon incorporating these favorable trends into its best estimate, reduced prior years loss reserves on more recent accident years accordingly. While we believe it is likely that there will be additional favorable development on prior years loss reserves in 2023, we caution readers not to place undue reliance on this favorable trend.

Changes in prior years loss reserves, including the trends and factors that impacted loss reserve development in 2022 and 2021, as well as further details regarding the historical development of reserves for losses and loss adjustment expenses and changes in methodologies and assumptions used to calculate reserves for unpaid losses and loss adjustment expenses are discussed in further detail in note 11 of the notes to consolidated financial statements included under Item 8.

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates at December 31, 2022. This table excludes the fully collateralized reserves attributable to Markel CATCo Re. As described in note 11 of the notes to consolidated financial statements included under Item 8, unpaid losses and loss adjustment expenses attributable to acquisitions are recorded at fair value as of the acquisition date, which generally consists of the present value of the expected net loss and loss adjustment expense payments plus a risk premium. The net loss reserves presented in this table represent our estimated future payments for losses and loss adjustment expenses, whereas the reserves for unpaid losses and loss adjustment expenses included on the consolidated balance sheet include the unamortized portion of fair value adjustments recorded in conjunction with an acquisition.

(dollars in millions)	Net Loss Reserves Held	Low End of Actuarial Range(1)	High End of Actuarial Range(1)
Insurance	$9,183.7	$7,910.8	$9,883.5
Reinsurance	$3,303.4	$2,642.1	$3,688.4
Other underwriting	$114.7	$90.7	$162.8
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

10K - 61

During the years ended December 31, 2022 and 2021, we experienced favorable development on prior years loss reserves of 1% and 5%, respectively, of beginning of year net loss reserves. The magnitude of our historical trend of favorable loss reserve development was disrupted in 2022 as a result of the emergence of multiple factors that impacted the claims and loss trends on certain of our professional liability and general liability product lines, which resulted in net adverse loss development on the 2016 to 2019 accident years. On other accident years within these long-tail product lines, claims trends in 2022 were more favorable than we previously anticipated. Additionally, some of the loss development factors observed in 2022 that disrupted our historical favorable trend, including the rise in class action lawsuits and delays in the court systems, are not expected to have as significant of an impact on more recent accident years on the affected product lines. Since 2019, we've experienced meaningful rate increases, tightened our terms and conditions, optimized our portfolio through underwriting action and risk selection, adjusted attachment points, managed limits and diversified our portfolios. However, the impacts of economic and social inflation, among other factors previously discussed, have also created more uncertainty around the ultimate losses that will be incurred to settle claims on our longer-tail product lines. As a result, we are approaching reductions to prior year loss reserves on more recent accident years cautiously. It is difficult for management to predict the duration and magnitude of a trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development. In assessing the likelihood of whether the trends previously discussed will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years loss reserves during 2023 would range from adverse development of 2%, or $200 million, to favorable development of 6%, or $800 million, of December 31, 2022 net loss reserves.

Goodwill and Intangible Assets

Our consolidated balance sheet as of December 31, 2022 included goodwill and intangible assets of $4.4 billion as follows:

	December 31, 2022
(dollars in millions)	Underwriting	Markel Ventures	Other (1)	Total
Goodwill	$894.4	$1,153.9	$590.5	$2,638.8
Intangible assets	362.3	796.3	588.9	1,747.5
Total	$1,256.7	$1,950.2	$1,179.4	$4,386.3
(1)    Amounts included in Other reflect our operations that are not included in a reportable segment, including our insurance-linked securities operations and our program services operations.

Goodwill and intangible assets are recorded as a result of business acquisitions. Goodwill represents the excess of the amount paid to acquire a business over the net fair value of assets acquired and liabilities assumed at the date of acquisition. Indefinite-lived and other intangible assets are recorded at fair value as of the acquisition date. The determination of the fair value of certain assets acquired, including goodwill and intangible assets, and liabilities assumed involves significant judgment and the use of valuation models and other estimates, which require assumptions that are inherently subjective. During the year ended December 31, 2021, we recorded $497.7 million of goodwill and intangible assets in connection with acquisitions. We did not make any significant acquisitions during the year ended December 31, 2022. See note 3 of the notes to consolidated financial statements included under Item 8 for further details about recent acquisitions.

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

We completed our annual tests for impairment as of October 1, 2022 based upon results of operations through September 30, 2022. We elected to perform a qualitative assessment for all of our reporting units, with the exception of our Nephila reporting unit, for which we performed a quantitative assessment.

10K - 62

When performing our qualitative assessments, we considered macroeconomic factors such as industry conditions and market conditions. We also considered reporting unit-specific events, actual financial performance versus expectations and management's future business expectations, as well as the amount by which the fair value of the reporting unit exceeded its carrying value at the date of the last quantitative assessment. As part of our qualitative assessment of recently acquired reporting units with material goodwill, we considered the fact that the businesses had been acquired in orderly transactions between market participants, and our purchase price represented fair value at acquisition. For recent acquisitions for which we elected to perform a qualitative assessment, there were no events since acquisition that had a significant adverse impact on the fair value of these reporting units through the assessment date. Based on the results of our qualitative assessments, we believe it is more likely than not that the fair value of each of the assessed reporting units exceeded its respective carrying amount as of the assessment date and December 31, 2022 and none of the assessed reporting units are at risk of a material impairment of goodwill. We considered similar factors to determine if there were any indicators requiring an assessment of the recoverability of our definite lived intangible assets and concluded there were not. However, deterioration of market conditions related to the general economy or the specific industries in which we operate, a sustained trend of weaker than anticipated financial performance within a reporting unit beyond that which we considered or included in our assessments, or further increases in the market-based weighted average cost of capital, among other factors, could impact the impairment analysis and may result in future goodwill or intangible asset impairment charges. See the risk factor titled "Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition" within Item 1A Risk Factors for further discussion of risks associated with our goodwill and intangible assets.

We performed a quantitative impairment assessment for our Nephila reporting unit, which resulted in an $80.0 million impairment of goodwill. We acquired our Nephila operations in 2018 at which time they were recorded at fair value. The Nephila reporting unit serves as an insurance and investment fund manager that offers a broad range of investment products, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives. Nephila receives management fees for these services primarily based on the net asset value of the accounts managed and, for certain funds, incentive fees based on their annual performance. Prior to its sale in February 2022, this reporting unit also included our Velocity managing general agent operations.

We estimated the fair value of our Nephila reporting unit primarily using an income approach based on a discounted cash flow model. The cash flow projections used in the discounted cash flow model included management's best estimate of future growth and margins. The discount rates used to determine the fair value estimates were developed based on a capital asset pricing model using market-based inputs as well as an assessment of the inherent risk in projected future cash flows. Our fair value estimate was negatively impacted by an increase in our discount rate assumption in 2022, reflecting the increased cost of capital due to rising interest rates throughout 2022.

Since acquiring Nephila, investment performance in the broader ILS market has been adversely impacted by consecutive years of elevated catastrophe losses, most recently with Hurricane Ian in 2022. These events, as well as recent volatility in the capital markets, have impacted investor decisions around allocation of capital to ILS, which in turn has impacted our capital raises and redemptions within the funds we manage. Following Hurricane Ian, we have seen more favorable rates on the reinsurance contracts to which the Nephila Reinsurers subscribe, which is reflective of the current property catastrophe market and had a positive impact on Nephila's growth and performance projections. However, the impact of this favorable trend was more than offset by the impact of further declines in investor capital within the funds we manage. Our cash flow assumptions reflect management's best estimate of the reporting unit's future cash flows, based on information currently available, however, these assumptions are inherently uncertain, require a high degree of estimation and judgment and are subject to change depending on the outcome of future events.

Based on the result of our quantitative assessment, the carrying value of our Nephila reporting unit exceeded the estimated fair value of the reporting unit by $80.0 million resulting in a corresponding impairment of goodwill. This reduced the goodwill of the Nephila reporting unit to $221.8 million. We also evaluated our intangible assets within the Nephila reporting unit for impairment and determined they were not impaired.

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

10K - 63

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under Item 1 Business, Item 1A Risk Factors, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A Quantitative and Qualitative Disclosures About Market Risk in this report or are included in the items listed below:
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
•changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book (which is in runoff), for example, changes in assumptions and estimates of mortality, longevity, morbidity and interest rates, could result in material changes in our estimated loss reserves for such business;
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
10K - 64

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
•a failure or security breach of, or cyberattack on, enterprise information technology systems that we use or a failure to comply with data protection or privacy regulations;
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
•our compliance, or failure to comply, with covenants and other requirements under our credit facilities, senior debt and other indebtedness and our preferred shares;
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
10K - 65

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

10K - 66

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

At December 31, 2022, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of volatility. At December 31, 2022, our ten largest equity holdings represented $3.2 billion, or 42%, of the equity portfolio. Investments in the property and casualty insurance industry represented $1.5 billion, or 19%, of our equity portfolio at December 31, 2022 and included a $997.7 million investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. We have investment guidelines that set limits on the equity holdings of our insurance subsidiaries.

The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in market prices as of December 31, 2022 and 2021. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Estimated Hypothetical Percentage Increase (Decrease) in Shareholders' Equity
As of December 31, 2022
Equity securities	$7,672	35% increase	$10,357	16.2%
		35% decrease	4,987	(16.2)
As of December 31, 2021
Equity securities	$9,024	35% increase	$12,182	17.0%
		35% decrease	5,866	(17.0)

Interest Rate Risk

Our fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases, respectively, in the fair value of these financial instruments. Our fixed maturity investments are recorded at estimated fair value in our financial statements, and therefore, changes in interest rates impact our financial position and results of operations. Our borrowings are recorded at amortized cost in our financial statements, and therefore, changes in fair value do not impact our financial position or results of operations.

10K - 67

The majority of our investable assets come from premiums paid by policyholders. These funds are invested predominantly in high-quality government and municipal bonds and mortgage-backed securities that generally match the duration and currency of our loss reserves. As of December 31, 2022, our fixed maturity portfolio had an average duration of 3.9 years and an average rating of "AAA." See note 4(c) of the notes to consolidated financial statements included under Item 8 for details regarding contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes. We typically hold these fixed maturity investments until maturity, and as a result, unrealized holding gains and losses on these securities are generally expected to reverse as the securities mature.

We work to manage the impact of interest rate fluctuations on our fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of our liabilities. We have investment guidelines that limit the maximum duration and maturity of the fixed maturity portfolio.

We use a commercially available model to estimate the effect of interest rate risk on the fair values of our fixed maturity portfolio and borrowings. The model estimates the impact of interest rate changes on a wide range of factors including duration, prepayment, put options and call options. Fair values are estimated based on the present value of cash flows, using a representative set of possible future interest rate scenarios. The model requires that numerous assumptions be made about the future. To the extent that any of the assumptions are invalid, incorrect estimates could result. The usefulness of a single point-in-time model is limited, as it is unable to accurately incorporate the full complexity of market interactions.

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2022 and 2021. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturity Securities	Shareholders' Equity
Fixed Maturity Securities
As of December 31, 2022
Total fixed maturity securities	$11,857	200 bp decrease	$12,843	8.3%	6.0%
		100 bp decrease	12,334	4.0	2.9
		100 bp increase	11,406	(3.8)	(2.7)
		200 bp increase	10,972	(7.5)	(5.3)
As of December 31, 2021
Total fixed maturity securities	$12,587	200 bp decrease	$13,841	10.0%	6.7%
		100 bp decrease	13,189	4.8	3.2
		100 bp increase	12,022	(4.5)	(3.0)
		200 bp increase	11,490	(8.7)	(5.9)
Liabilities (1)
As of December 31, 2022
Borrowings	$3,541	200 bp decrease	$4,384
		100 bp decrease	3,922
		100 bp increase	3,225
		200 bp increase	2,962
As of December 31, 2021
Borrowings	$5,017	200 bp decrease	$6,500
		100 bp decrease	5,678
		100 bp increase	4,478
		200 bp increase	4,036
(1)    Changes in estimated fair value have no impact on shareholders' equity.

10K - 68

Foreign Currency Exchange Rate Risk

We have foreign currency exchange rate risk associated with certain of our international operations' assets and liabilities. We manage this risk primarily by matching assets and liabilities that are subject to foreign exchange rate risk as closely as possible. To assist with this matching, we periodically purchase foreign currency forward contracts and purchase or sell foreign currencies in the open market. Realized and unrealized gains and losses on our forward contracts are recorded in earnings. Our forward contracts generally have maturities of three months.

At both December 31, 2022 and 2021, 90% of our invested assets were denominated in United States (U.S.) Dollars. At December 31, 2022 and 2021, 89% and 86%, respectively, of our reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were denominated in U.S. Dollars. At those dates, the largest foreign currency denominated balances within both our invested assets and reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were the Euro and British Pound Sterling.

At December 31, 2022 and 2021, our foreign currency denominated assets and liabilities that are subject to foreign currency exchange rate risk were substantially matched or hedged.

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill their obligation to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables within our underwriting, program services and other fronting operations.

Fixed Maturity Investments

Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. As of December 31, 2022, our fixed maturity portfolio had an average rating of "AAA," with 99% rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturity securities that are unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

We obtain information from news services, data providers, rating agencies and various financial market participants to assess potential negative impacts on a country or company's financial risk profile. We analyze concentrations within our fixed maturity portfolio by country, currency and issuer, which allows us to assess our level of diversification with respect to these exposures, reduce troubled exposures should they occur and mitigate any future financial distress that these exposures could cause.

Our fixed maturity portfolio also includes securities issued by municipalities. General concern exists about municipalities that experience financial difficulties during periods of adverse economic conditions. We manage the exposure to credit risk in our municipal bond portfolio by investing in high quality securities and by diversifying our holdings, which are typically either general obligation or revenue bonds related to essential products and services.

10K - 69

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

Underwriting

Within our underwriting operations, our reinsurance recoverables balance for the ten largest reinsurers was $2.0 billion at December 31, 2022, representing 62% of the $3.1 billion total reinsurance recoverables, before considering allowances for credit losses. Eight of our ten largest reinsurers within our underwriting operations were rated "A" or better by A.M. Best Company (Best). As of December 31, 2022, for both of the remaining reinsurers, which are related parties, collateral held exceeded the related reinsurance recoverable. We were the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $930.9 million at December 31, 2022, collateralizing reinsurance recoverable balances due from these ten reinsurers.

Within our underwriting operations, we attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. To participate in our reinsurance program, prospective companies generally must: (i) maintain a Best or Standard & Poor's rating of "A" (excellent) or better; (ii) maintain minimum capital and surplus of $750 million; and (iii) provide collateral for recoverables in excess of an individually established amount. We also consider qualitative factors when evaluating reinsurers for eligibility to participate in our reinsurance program. In addition, certain foreign reinsurers for our U.S. insurance operations must provide collateral equal to 100% of recoverables, with the exception of reinsurers who have been granted certified or authorized status by an insurance company's state of domicile. Our credit exposure to Lloyd's of London syndicates is managed through individual and aggregate exposure thresholds.

Program Services

Within our program services business, our reinsurance recoverables balance for the ten largest reinsurers was $3.3 billion at December 31, 2022, representing 67% of the $4.9 billion total reinsurance recoverables, before considering allowances for credit losses. We were the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $2.3 billion at December 31, 2022, collateralizing reinsurance recoverable balances due from these ten reinsurers, and $3.3 billion for our total reinsurance recoverables balance. Five of our ten largest reinsurers were rated "A" or better by Best. For each of the remaining five reinsurers, as of December 31, 2022, collateral held exceeded the related reinsurance recoverable.

Within our program services business, we mitigate credit risk by either selecting well capitalized, highly rated authorized reinsurers or requiring that the reinsurer post substantial collateral to secure the reinsured risks, which, in some instances, exceeds the related reinsurance recoverable. For reinsurers with a credit rating of lower than "A" we employ a stringent collateral monitoring program, under which the majority of the reinsurance recoverable balances is fully collateralized. These collateral requirements are regularly monitored by a credit committee within our program services operations.

Other Fronting

For our other fronting arrangements, which are written on behalf of our ILS operations, our total reinsurance recoverables balance was $479.7 million at December 31, 2022. As of December 31, 2022, our ILS operations held investor collateral in excess of the related reinsurance recoverables. For this business, we require collateral up to a specified level of annual aggregate agreement year losses, which is held in a trust for which we are the beneficiary. The required collateral is monitored regularly against the annual aggregate agreement year losses to ensure adequacy of the reinsurance recoverable in the event of a loss.

10K - 70

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Markel Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Markel Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

As described in Note 11, the Company has recorded a liability for unpaid losses and loss adjustment expenses (loss reserves) of $20.9 billion as of December 31, 2022. Of this amount, $15.4 billion represents loss reserves for the Company's underwriting operations. The Company's actuaries use established actuarial methods and past development patterns to estimate ultimate losses to be paid. For its underwriting operations, loss reserves are established at the Company's best estimates, which incorporate the actuarial point estimates and are adjusted for certain subjective factors.

10K - 71

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

The following are the primary procedures we performed to address this critical audit matter. With the assistance of actuarial professionals, as appropriate, we evaluated the design and tested the operating effectiveness of internal controls over the Company's loss reserving process for its underwriting operations. This included controls over key assumptions and the determination of loss reserves. Additionally, we also involved actuarial professionals with specialized skills and knowledge, who assisted in:

•assessing the Company's actuarial methodologies by comparing to generally accepted actuarial methodologies and evaluating the weighting of the methods based on common industry practice
•developing independent actuarial estimates for certain product lines using the Company's underlying historical claims and policy data, as well as industry loss reporting and payment data for certain lines
•for certain product lines, assessing the Company's assumptions about future claims reporting and payments for consistency with historical loss development and payment patterns
•developing an independent range of consolidated loss reserves based on actuarial methods and assumptions, comparing those results to the Company's recorded reserves and evaluating the movement of the Company's recorded reserve within our range

/s/ KPMG LLP

We have served as the Company's auditor since 1980.

Richmond, Virginia
February 17, 2023

10K - 72

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(dollars in thousands)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $12,805,887 in 2022 and $12,061,467 in 2021)	$11,856,835	$12,587,305
Equity securities (cost of $3,100,040 in 2022 and $2,867,899 in 2021)	7,671,912	9,023,927
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,669,262	1,799,988
Total Investments	22,198,009	23,411,220
Cash and cash equivalents	4,137,432	3,978,490
Restricted cash and cash equivalents	1,084,081	902,457
Receivables	2,961,056	2,413,938
Reinsurance recoverables	8,446,745	7,293,555
Deferred policy acquisition costs	925,483	794,145
Prepaid reinsurance premiums	2,066,114	1,798,571
Goodwill	2,638,838	2,899,140
Intangible assets	1,747,464	1,822,486
Other assets	3,586,037	3,163,094
Total Assets	$49,791,259	$48,477,096
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$20,947,898	$18,178,894
Life and annuity benefits	759,025	902,980
Unearned premiums	6,220,748	5,383,619
Payables to insurance and reinsurance companies	669,742	616,665
Senior long-term debt and other debt (estimated fair value of $3,541,000 in 2022 and $5,017,000 in 2021)	4,103,629	4,361,266
Other liabilities	3,438,738	3,832,084
Total Liabilities	36,139,780	33,275,508
Redeemable noncontrolling interests	523,154	461,378
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,493,893	3,441,079
Retained earnings	9,836,827	10,446,763
Accumulated other comprehensive income (loss)	(857,077)	237,617
Total Shareholders' Equity	13,065,534	14,717,350
Noncontrolling interests	62,791	22,860
Total Equity	13,128,325	14,740,210
Total Liabilities and Equity	$49,791,259	$48,477,096
See accompanying notes to consolidated financial statements.
10K - 73

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2022	2021	2020
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$7,587,792	$6,503,029	$5,612,205
Net investment income	446,755	367,417	375,826
Net investment gains (losses)	(1,595,733)	1,978,534	617,979
Products revenues	2,427,096	1,712,120	1,439,515
Services and other revenues	2,809,425	2,285,325	1,689,541
Total Operating Revenues	11,675,335	12,846,425	9,735,066
OPERATING EXPENSES
Losses and loss adjustment expenses	4,445,589	3,581,205	3,466,961
Underwriting, acquisition and insurance expenses	2,515,583	2,293,739	2,017,627
Products expenses	2,241,736	1,544,506	1,256,159
Services and other expenses	2,306,635	2,022,935	1,561,120
Amortization of intangible assets	178,778	160,539	159,315
Impairment of goodwill	80,000	—	—
Total Operating Expenses	11,768,321	9,602,924	8,461,182
Operating Income (Loss)	(92,986)	3,243,501	1,273,884
Interest expense	(196,062)	(183,579)	(177,582)
Net foreign exchange gains (losses)	140,209	72,271	(95,853)
Income (Loss) Before Income Taxes	(148,839)	3,132,193	1,000,449
Income tax (expense) benefit	47,636	(684,458)	(168,682)
Net Income (Loss)	(101,203)	2,447,735	831,767
Net income attributable to noncontrolling interests	(112,920)	(22,732)	(15,737)
Net Income (Loss) to Shareholders	(214,123)	2,425,003	816,030
Preferred stock dividends	(36,000)	(36,000)	(18,400)
Net Income (Loss) to Common Shareholders	$(250,123)	$2,389,003	$797,630

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$(1,155,054)	$(348,315)	$356,159
Reclassification adjustments for net gains (losses) included in net income (loss)	44,906	(6,623)	(3,386)
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(1,110,148)	(354,938)	352,773
Change in foreign currency translation adjustments, net of taxes	(9,259)	(213)	29,847
Change in net actuarial pension loss, net of taxes	24,730	8,390	(6,998)
Total Other Comprehensive Income (Loss)	(1,094,677)	(346,761)	375,622
Comprehensive Income (Loss)	(1,195,880)	2,100,974	1,207,389
Comprehensive income attributable to noncontrolling interests	(112,937)	(22,730)	(15,755)
Comprehensive Income (Loss) to Shareholders	$(1,308,817)	$2,078,244	$1,191,634

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(23.57)	$176.92	$55.67
Diluted	$(23.57)	$176.51	$55.63
See accompanying notes to consolidated financial statements.
10K - 74

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2019	$—	$3,404,919	$7,457,176	$208,772	$11,070,867	$7,549	$11,078,416	$177,562
Cumulative effect of adoption of ASC 326, Financial Instruments—Credit Losses			(3,827)	—	(3,827)	—	(3,827)	—
Cumulative effect of change in accounting policy			22,302	—	22,302	—	22,302	—
January 1, 2020	—	3,404,919	7,475,651	208,772	11,089,342	7,549	11,096,891	177,562
Net income			816,030	—	816,030	3,226	819,256	12,511
Other comprehensive income			—	375,604	375,604	—	375,604	18
Comprehensive Income					1,191,634	3,226	1,194,860	12,529
Issuance of preferred stock	591,891	—	—	—	591,891	—	591,891	—
Repurchase of common stock	—	—	(26,832)	—	(26,832)	—	(26,832)	—
Preferred stock dividends	—	—	(18,400)	—	(18,400)	—	(18,400)	—
Restricted stock awards expensed	—	29,779	—	—	29,779	—	29,779	—
Acquisition of Lansing	—	—	—	—	—	—	—	43,566
Adjustment of redeemable noncontrolling interests	—	—	(28,705)	—	(28,705)	—	(28,705)	28,705
Purchase of noncontrolling interest	—	(6,131)	—	—	(6,131)	—	(6,131)	(7,029)
Other	—	(227)	(260)	—	(487)	4,117	3,630	(9,691)
December 31, 2020	591,891	3,428,340	8,217,484	584,376	12,822,091	14,892	12,836,983	245,642
Net income			2,425,003	—	2,425,003	7,257	2,432,260	15,475
Other comprehensive loss			—	(346,759)	(346,759)	—	(346,759)	(2)
Comprehensive Income					2,078,244	7,257	2,085,501	15,473
Repurchase of common stock	—	—	(206,518)	—	(206,518)	—	(206,518)	—
Preferred stock dividends	—	—	(36,000)	—	(36,000)	—	(36,000)	—
Restricted stock awards expensed	—	30,916	—	—	30,916	—	30,916	—
Acquisition of Buckner	—	—	—	—	—	—	—	26,438
Acquisition of Metromont	—	—	—	—	—	—	—	269,908
Adjustment of redeemable noncontrolling interests	—	—	46,874	—	46,874	—	46,874	(46,874)
Purchase of noncontrolling interest	—	(18,779)	—	—	(18,779)	—	(18,779)	(38,214)
Other	—	602	(80)	—	522	711	1,233	(10,995)
December 31, 2021	591,891	3,441,079	10,446,763	237,617	14,717,350	22,860	14,740,210	461,378
Net income (loss)			(214,123)	—	(214,123)	86,739	(127,384)	26,181
Other comprehensive income (loss)			—	(1,094,694)	(1,094,694)	—	(1,094,694)	17
Comprehensive Income (Loss)					(1,308,817)	86,739	(1,222,078)	26,198
Repurchase of common stock	—	—	(290,796)	—	(290,796)	—	(290,796)	—
Preferred stock dividends	—	—	(36,000)	—	(36,000)	—	(36,000)	—
Restricted stock awards expensed	—	41,684	—	—	41,684	—	41,684	—
Adjustment of redeemable noncontrolling interests	—	—	(69,896)	—	(69,896)	—	(69,896)	69,896
Adjustment to Metromont purchase price allocation	—	—	—	—	—	—	—	(22,485)
Disposition of Velocity	—	—	—	—	—	(22,059)	(22,059)	—
Disposition of Volante	—	—	—	—	—	(3,490)	(3,490)	—
Redemption of Markel CATCo Re noncontrolling interests	—	—		—	—	(22,261)	(22,261)	—
Other	—	11,130	879	—	12,009	1,002	13,011	(11,833)
December 31, 2022	$591,891	$3,493,893	$9,836,827	$(857,077)	$13,065,534	$62,791	$13,128,325	$523,154
See accompanying notes to consolidated financial statements.
10K - 75

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(101,203)	$2,447,735	$831,767
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	(281,752)	453,905	(2,733)
Depreciation and amortization	366,954	336,393	307,069
Net investment losses (gains)	1,595,733	(1,978,534)	(617,979)
Net foreign exchange losses (gains)	(140,209)	(72,271)	95,853
Gain on sale of businesses, net	(225,832)	(22,085)	—
Impairment of goodwill	80,000	—	—
Increase in receivables	(653,261)	(372,491)	(28,174)
Increase in reinsurance recoverables	(1,168,483)	(1,312,258)	(549,654)
Increase in deferred policy acquisition costs	(140,630)	(139,609)	(61,569)
Increase in prepaid reinsurance premiums	(271,292)	(347,982)	(34,480)
Increase in unpaid losses and loss adjustment expenses	2,383,268	2,042,486	1,383,430
Decrease in life and annuity benefits	(47,419)	(54,591)	(44,651)
Increase in unearned premiums	886,393	970,246	354,679
Increase in payables to insurance and reinsurance companies	210,810	131,559	76,586
Other	216,365	191,564	27,443
Net Cash Provided By Operating Activities	2,709,442	2,274,067	1,737,587
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	1,152,335	708,111	862,333
Cost of fixed maturity securities purchased	(2,112,066)	(3,165,323)	(1,129,781)
Proceeds from sales of equity securities	242,010	200,570	1,360,090
Cost of equity securities purchased	(442,991)	(255,436)	(192,437)
Net change in short-term investments	(846,019)	228,955	(829,457)
Additions to property and equipment	(254,712)	(145,249)	(101,301)
Acquisitions, net of cash acquired	(79,000)	(517,439)	(554,127)
Consolidation of Markel CATCo Re, net	629,955	—	—
Distributions to Markel CATCo Re noncontrolling interests for buy-out transaction	(169,380)	—	—
Proceeds from sale of businesses, net	201,370	40,720	—
Other	8,294	(32,711)	72,932
Net Cash Used By Investing Activities	(1,670,204)	(2,937,802)	(511,748)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	1,034,052	1,198,505	223,183
Repayment of senior long-term debt and other debt	(1,255,005)	(486,730)	(275,996)
Repurchases of common stock	(290,796)	(206,518)	(26,832)
Issuance of preferred stock, net	—	—	591,891
Dividends paid on preferred stock	(36,000)	(36,000)	(18,400)
Other	(47,562)	(99,490)	(59,290)
Net Cash Provided (Used) By Financing Activities	(595,311)	369,767	434,556
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(103,361)	(41,734)	55,901
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	340,566	(335,702)	1,716,296
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,880,947	5,216,649	3,500,353
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF YEAR	$5,221,513	$4,880,947	$5,216,649
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

c) Investments. Available-for-sale investments and equity securities are recorded at estimated fair value. Available-for-sale investments include fixed maturity securities and short-term investments. Fixed maturity securities include government and municipal bonds and mortgage-backed securities with original maturities of more than one year. Short-term investments include certificates of deposit, commercial paper, discount notes and treasury bills with original maturities of one year or less. Unrealized gains and losses on available-for-sale investments, net of income taxes, are included in other comprehensive income. Unrealized gains and losses on equity securities, net of income taxes, are included in net income as net investment gains or losses. The Company completes a detailed analysis each quarter to assess declines in the fair value of its available-for-sale investments. Any impairment losses on the Company's available-for-sale investments are recorded as an allowance, subject to reversal.

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
10K - 77

the period they are determined. Receivables also include amounts receivable from contracts with customers, which represent the Company's unconditional right to consideration for satisfying the performance obligations outlined in the contract.

The Company monitors credit risk associated with receivables, taking into consideration the fact that in certain instances in the Company's insurance operations credit risk may be reduced by the Company's right to offset loss obligations or unearned premiums against premiums receivable. An allowance is established for credit losses expected to be incurred over the life of the receivable, which is recorded net of this allowance. The allowance is charged to net income in the period the receivable is recorded and revised in subsequent periods to reflect changes in the Company's estimate of expected credit losses. See note 7 for further details regarding receivables.

g) Reinsurance Recoverables. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from individual reinsurers. To further reduce credit exposure on reinsurance recoverables, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Cash collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements. An allowance is established for credit losses expected to be incurred over the life of the reinsurance recoverable, which is recorded net of this allowance. The allowance is charged to net income in the period the recoverable is recorded and revised in subsequent periods to reflect changes in the Company's estimate of expected credit losses. As of December 31, 2022 and 2021, the allowance for credit losses associated with the Company's reinsurance recoverables was not material to the consolidated financial statements.

h) Deferred Policy Acquisition Costs. Costs directly related to the acquisition of insurance premiums are deferred and amortized over the related policy period, generally one year. The Company only defers acquisition costs incurred that are related directly to the successful acquisition of new or renewal insurance contracts, including commissions to agents and brokers, salaries and benefits and premium taxes. Commissions received related to reinsurance premiums ceded are netted against broker commissions in determining acquisition costs eligible for deferral. To the extent that future policy revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company does not consider anticipated investment income in determining whether a premium deficiency exists. See note 2(a) and (f) for further details regarding policy acquisition costs, as well as note 24 for details regarding a change to the Company's policy for accounting for deferred policy acquisition costs.

i) Goodwill and Intangible Assets. Goodwill and intangible assets are recorded as a result of business acquisitions. Goodwill represents the excess of the amount paid to acquire a business over the net fair value of assets acquired and liabilities assumed at the date of acquisition. Indefinite-lived and other intangible assets are recorded at fair value as of the acquisition date. The determination of the fair value of certain assets acquired and liabilities assumed involves significant judgment and the use of valuation models and other estimates, which require assumptions that are inherently subjective. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. The Company completes an annual test during the fourth quarter of each year based upon the results of operations through September 30. Intangible assets with definite lives are amortized using the straight-line method over their estimated useful lives, generally five to 20 years, and are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. See note 8 for further details regarding goodwill and intangible assets.

j) Equity Method Investments. The Company holds certain investments that are required to be accounted for under the equity method, whereby they initially are recorded at cost within other assets on the consolidated balance sheets and subsequently increased or decreased by the Company's proportionate share of the net income or loss of the investee and other transactions impacting the investee's equity. The Company records its proportionate share of net income or loss of the investee in services and other revenues. The Company records its proportionate share of other comprehensive income or loss of the investee as a component of other comprehensive income. Dividends or other equity distributions in excess of the Company's cumulative equity in earnings of the investee are recorded as a reduction of the investment. The Company reviews equity method investments for impairment when events or circumstances indicate that a decline in the fair value of the investment below its carrying value is other-than-temporary. See note 6 for further details regarding the Company's equity method investments.

k) Property and Equipment. Property and equipment is maintained primarily by certain of the Company's Markel Ventures businesses and is stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net of accumulated depreciation, was $1.2 billion and $1.1 billion as of December 31, 2022 and 2021, respectively, and is included in other assets on the Company's consolidated balance sheets.
10K - 78

l) Leases. The present value of future lease payments for the Company's leases with terms greater than 12 months is included on the consolidated balance sheets as lease liabilities and right-of-use lease assets.

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

Total lease costs are primarily comprised of rental expense for operating leases, which is recognized on a straight line basis over the lease term. Rental expense attributable to the Company's underwriting operations is included in underwriting, acquisition and insurance expenses and rental expense attributable to the Company's other operations is included in products expenses and services and other expenses in the consolidated statements of income and comprehensive income. See note 9 for further details regarding leases.

m) Inventories. Inventories are maintained at certain of the Company's Markel Ventures businesses and consist primarily of raw materials, work-in-process and finished goods. Inventories are generally valued using the first-in-first-out method and stated at the lower of cost or net realizable value. Inventories were $639.6 million and $529.3 million as of December 31, 2022 and 2021, respectively, and are included in other assets on the Company's consolidated balance sheets.

n) Redeemable Noncontrolling Interests. The Company owns controlling interests in various companies through its Markel Ventures operations. In some cases, the Company has the option to acquire the remaining equity interests, and the remaining equity interests have the option to sell their interests to the Company, in the future. The redemption value of the remaining equity interests is generally based on the respective company's earnings in specified periods preceding the redemption date. The redeemable noncontrolling interests are currently redeemable or become redeemable between 2023 and 2032.

The Company recognizes changes in the redemption value that exceed the carrying value of redeemable noncontrolling interests to retained earnings as if the balance sheet date was also the redemption date. Changes in the redemption value also result in an adjustment to net income to common shareholders in the calculation of basic and diluted net income per common share. See note 19 for further details regarding the calculation of basic and diluted net income per common share.

o) Income Taxes. The Company records deferred income taxes to reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. The Company recognizes the tax benefit from an uncertain tax position taken or expected to be taken in income tax returns only if it is more likely than not that the tax position will be sustained upon examination by tax authorities, based on the technical merits of the position. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach, whereby the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement is recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. See note 15 for further details regarding income taxes.

p) Unpaid Losses and Loss Adjustment Expenses. Unpaid losses and loss adjustment expenses on the Company's property and casualty insurance business are based on evaluations of reported claims and estimates for losses and loss adjustment expenses incurred but not reported. Estimates for losses and loss adjustment expenses incurred but not reported are based on reserve development studies, among other things. Recorded reserves are estimates, and the ultimate liability may be greater or less than the estimates. See note 11 for further details regarding unpaid losses and loss adjustment expenses.

q) Life and Annuity Benefits. The Company has a run-off block of life and annuity reinsurance contracts that subject the Company to mortality, longevity and morbidity risks. The assumptions used to determine policy benefit reserves are generally
10K - 79

locked-in for the life of the contract unless an unlocking event occurs. To the extent existing policy reserves, together with the present value of future gross premiums and expected investment income earned thereon, are not adequate to cover the present value of future benefits, settlement and maintenance costs, the locked-in assumptions are revised to current best estimate assumptions and a charge to earnings for life and annuity benefits is recognized at that time. Because of the assumptions and estimates used in establishing reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates. Results attributable to the run-off of life and annuity reinsurance contracts are included in services and other revenues and services and other expenses in the Company's consolidated statements of income and comprehensive income. Investment income earned on the investments that support the policy benefit reserves are included in net investment income. See note 13 for further details regarding life and annuity benefits and note 1(x) for information on changes to the accounting for life and annuity benefits beginning in 2023.

r) Revenue Recognition.

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
10K - 80

in the form of a deposit before the products are delivered to the customer, which is included in other liabilities on the Company's consolidated balance sheets.

Through its Markel Ventures operations, the Company has several different businesses that manufacture or produce a variety of products, including ornamental plants, precast concrete, equipment used in baking systems, over-the-road transportation equipment, portable dredges, residential homes and flooring for the trucking industry. Most of the Company's product revenues are recognized when the products are shipped to the customer or the products arrive at the agreed upon destination with the end customer. Some of the Company's contracts include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on the relative standalone selling price, which is derived from amounts stated in the contract.

Through its Markel Ventures operations, the Company also has several different businesses that provide various types of services, including distribution of exterior building products, fire protection and life safety services and consulting services. Service revenues are generally recognized over the term of the contracts based on hours incurred or as services are provided.

The Company's other revenues also include investment management fee income and through 2022, managing general agent (MGA) commissions for services provided through the Company's ILS operations. Investment management fee income is recognized over the period in which investment management services are provided and is calculated and recognized monthly, typically based on the net asset value of the accounts managed. For certain accounts, the Company is also entitled to participate, on a fixed-percentage basis, in any net income generated in excess of an agreed-upon threshold as established by the underlying investment management agreements. In general, net income is calculated at the end of each calendar year and incentive fees are payable annually. Incentive fee income is recognized at the conclusion of the contractual performance period, when the uncertainty related to performance has been resolved. MGA commissions are based on the direct written premiums of the insurance contracts placed. Commissions received for these services are generally recognized when the related policy is written.

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

See note 10 for further details regarding products, services and other revenues.

s) Program Services. In connection with its program services business, the Company enters into contractual agreements with both producing general agents and reinsurers, whereby the general agents and reinsurers are typically obligated to each other for payment of insurance amounts, including premiums, commissions and losses. To the extent these funds are not the obligation of the Company and are settled directly between the general agent and the reinsurer, no receivables or payables are recorded for these amounts. All obligations of the Company's insurance subsidiaries owed to or on behalf of their policyholders are recorded by the Company and, to the extent appropriate, offsetting reinsurance recoverables are recorded.

t) Foreign Currency Transactions. The U.S. Dollar is the Company's reporting currency and the primary functional currency of its foreign underwriting operations. The functional currencies of the Company's other foreign operations are the currencies of the primary economic environments in which the majority of their business is transacted.

Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency at each foreign entity. Monetary assets and liabilities are remeasured to the functional currency at current exchange rates, with resulting gains and losses included in net foreign exchange gains within net income. Non-monetary assets and liabilities are remeasured to the functional currency at historic exchange rates. Available-for-sale securities are recorded at fair value with resulting gains and losses, including the portion attributable to movements in exchange rates, included in the change in net unrealized gains on available-for-sale investments, net of taxes within other comprehensive income. While the Company attempts to naturally hedge its exposure to foreign currency fluctuations by matching assets and liabilities in the same currencies, there is a financial statement mismatch between the gains or losses recorded in net income related to insurance reserves denominated in non-functional currencies and the gains or losses recorded in other comprehensive income related to the available-for-sale securities held in non-functional currencies supporting the reserves.

Assets and liabilities of foreign operations denominated in a functional currency other than the U.S. Dollar are translated into the U.S. Dollar at current exchange rates, with resulting gains or losses included, net of taxes, in the change in foreign
10K - 81

currency translation adjustments within other comprehensive income. See note 20 for further details regarding the components of other comprehensive income.

u) Comprehensive Income. Comprehensive income represents all changes in equity that result from recognized transactions and other economic events during the period. Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income but excluded from net income, such as unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and changes in net actuarial pension loss. See note 20 for further details regarding other comprehensive income.

v) Net Income Per Common Share. Basic net income per common share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the year. See note 19 for further details regarding the calculation of basic and diluted net income per common share.

w) Variable Interest Entities. The Company determines whether it has relationships with entities defined as VIEs in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810, Consolidation. Under this guidance, a VIE is consolidated by the variable interest holder that is determined to be the primary beneficiary.

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

The Company determines whether an entity is a VIE at the inception of its variable interest in the entity and upon the occurrence of certain reconsideration events. The Company continually reassesses whether it is the primary beneficiary of VIEs in which it holds a variable interest. See note 17 for further details regarding the Company's involvement with VIEs.

x) Recent Accounting Pronouncements.

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The FASB subsequently issued several ASUs as amendments to ASU No. 2018-12. The standard requires insurance companies with long duration contracts to: (1) review and, if there is a change, update the assumptions used to measure expected cash flows at least annually; (2) update the discount rate assumption at each reporting date; and (3) enhance certain qualitative and quantitative disclosures. ASU No. 2018-12 becomes effective for the Company during the first quarter of 2023 and will be applied using a modified retrospective approach that requires restatement of prior periods presented, including a cumulative adjustment to accumulated other comprehensive income as of January 1, 2021 (the transition date). The standard will, among other things, impact the discount rate used in estimating reserves for the Company's life and annuity reinsurance portfolio, which is in runoff. Currently, the discount rate assumption is locked-in for the life of the contracts, unless there is a loss recognition event. The adoption of ASU 2018-12 will result in a decrease to accumulated other comprehensive income of $15.3 million, net of taxes, as a result of changing the discount rate assumption as of January 1, 2021. However, the cumulative impact of changes in the discount rate assumption through the January 1, 2023 adoption date is based on the discount rate assumption determined as of the adoption date. Based on increases in interest rates between the transition date and the adoption date, the cumulative increase to accumulated other comprehensive income as of January 1, 2023 will be $89.6 million, net of taxes.

10K - 82

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

Segment profit for each of the Company's underwriting segments is measured by underwriting profit. The property and casualty insurance industry commonly defines underwriting profit as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Underwriting profit does not replace operating income or net income computed in accordance with U.S. GAAP as a measure of profitability. Underwriting profit or loss provides a basis for management to evaluate the Company's underwriting performance. Segment profit for the Company's underwriting segments may also include other revenues and expenses that are attributable to the Company's underwriting operations that are not captured in underwriting profit. Segment profit for the Investing segment is measured by income from the Company's investment portfolio, which is comprised of net investment income and net investment gains. Segment profit for the Investing segment also includes income from equity method investments, which is included within services and other revenues. Segment profit for the Markel Ventures segment is measured by operating income.

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

10K - 83

a) The following tables summarize the Company's segment disclosures.

	Year Ended December 31, 2022
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)	Consolidated
Gross premium volume	$8,606,700	$1,229,851	$—	$—	$3,365,131	$13,201,682
Net written premiums	7,040,176	1,167,312	—	—	(4,098)	8,203,390

Earned premiums	6,528,263	1,063,347	—	—	(3,818)	7,587,792
Losses and loss adjustment expenses:
Current accident year	(3,936,425)	(676,610)	—	—	—	(4,613,035)
Prior accident years	142,924	26,052	—	—	(1,530)	167,446
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(1,375,539)	(279,567)	—	—	—	(1,655,106)
Other underwriting expenses	(809,352)	(49,363)	—	—	(1,762)	(860,477)
Underwriting profit (loss)	549,871	83,859	—	—	(7,110)	626,620
Net investment income	—	—	445,846	909	—	446,755
Net investment losses	—	—	(1,595,733)	—	—	(1,595,733)
Products revenues	—	—	—	2,427,096	—	2,427,096
Services and other revenues	—	—	(17,661)	2,329,522	497,564	2,809,425
Products expenses	—	—	—	(2,241,736)	—	(2,241,736)
Services and other expenses	—	—	—	(2,111,510)	(195,125)	(2,306,635)
Amortization of intangible assets (2)	—	—	—	(79,043)	(99,735)	(178,778)
Impairment of goodwill	—	—	—	—	(80,000)	(80,000)
Segment profit (loss)	$549,871	$83,859	$(1,167,548)	$325,238	$115,594	$(92,986)
Interest expense						(196,062)
Net foreign exchange gains						140,209
Loss before income taxes						$(148,839)
(1)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment, as well as amortization of intangible assets attributable to the underwriting segments, which is not allocated between the Insurance and Reinsurance segments.
(2)    Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets attributable to the Company's underwriting segments, included in Other, was $38.5 million for the year ended December 31, 2022.
10K - 84

	Year Ended December 31, 2021
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)	Consolidated
Gross premium volume	$7,239,676	$1,246,143	$—	$—	$2,952,863	$11,438,682
Net written premiums	5,998,890	1,126,167	—	—	(5,326)	7,119,731

Earned premiums	5,465,284	1,042,048	—	—	(4,303)	6,503,029
Losses and loss adjustment expenses:
Current accident year	(3,311,185)	(749,815)	—	—	—	(4,061,000)
Prior accident years	506,292	(19,928)	—	—	(6,569)	479,795
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(1,153,049)	(266,217)	—	—	—	(1,419,266)
Other underwriting expenses	(810,929)	(61,326)	—	—	(2,218)	(874,473)
Underwriting profit (loss)	696,413	(55,238)	—	—	(13,090)	628,085
Net investment income	—	—	367,406	11	—	367,417
Net investment gains	—	—	1,978,534	—	—	1,978,534
Products revenues	—	—	—	1,712,120	—	1,712,120
Services and other revenues	—	—	7,184	1,931,696	346,445	2,285,325
Products expenses	—	—	—	(1,544,506)	—	(1,544,506)
Services and other expenses	—	109	—	(1,769,201)	(253,843)	(2,022,935)
Amortization of intangible assets (2)	—	—	—	(57,568)	(102,971)	(160,539)
Segment profit (loss)	$696,413	$(55,129)	$2,353,124	$272,552	$(23,459)	$3,243,501
Interest expense						(183,579)
Net foreign exchange gains						72,271
Income before income taxes						$3,132,193
(1)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment, as well as amortization of intangible assets attributable to the underwriting segments, which is not allocated between the Insurance and Reinsurance segments.
(2)    Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets attributable to the Company's underwriting segments, included in Other, was $41.2 million for the year ended December 31, 2021.

10K - 85

	Year Ended December 31, 2020
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)	Consolidated
Gross premium volume	$6,029,024	$1,130,923	$—	$—	$2,106,718	$9,266,665
Net written premiums	4,977,662	960,123	—	—	(5,547)	5,932,238

Earned premiums	4,688,448	929,348	—	—	(5,591)	5,612,205
Losses and loss adjustment expenses:
Current accident year	(3,373,085)	(700,240)	—	—	—	(4,073,325)
Prior accident years	554,586	51,755	—	—	23	606,364
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(988,668)	(240,493)	—	—	—	(1,229,161)
Other underwriting expenses	(712,280)	(74,379)	—	—	(1,807)	(788,466)
Underwriting profit (loss)	169,001	(34,009)	—	—	(7,375)	127,617
Net investment income	—	—	375,581	245	—	375,826
Net investment gains	—	—	617,979	—	—	617,979
Products revenues	—	—	—	1,439,515	—	1,439,515
Services and other revenues	—	—	(3,996)	1,355,199	338,338	1,689,541
Products expenses	—	—	—	(1,256,159)	—	(1,256,159)
Services and other expenses	—	(41,461)	—	(1,232,150)	(287,509)	(1,561,120)
Amortization of intangible assets (2)	—	—	—	(52,572)	(106,743)	(159,315)
Segment profit (loss)	$169,001	$(75,470)	$989,564	$254,078	$(63,289)	$1,273,884
Interest expense						(177,582)
Net foreign exchange losses						(95,853)
Income before income taxes						$1,000,449
(1)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment, as well as amortization of intangible assets attributable to the underwriting segments, which is not allocated between the Insurance and Reinsurance segments.
(2)    Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets attributable to the Company's underwriting segments, included in Other, was $41.9 million for the year ended December 31, 2020.

b) The following amounts attributable to the Markel Ventures segment are also reviewed, or included in measures reviewed, by the Company's chief operating decision maker.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Depreciation expense	$102,055	$72,580	$60,284
Interest expense (1)	$46,780	$35,031	$46,664
Income tax expense	$61,588	$43,626	$45,815
Capital expenditures	$225,230	$124,451	$75,404
(1)    Interest expense for the years ended December 31, 2022, 2021 and 2020 included intercompany interest expense of $27.4 million, $25.8 million and $32.0 million, respectively, which was eliminated in consolidation.

10K - 86

c) The following table summarizes earned premiums by major product grouping within each underwriting segment.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Insurance segment:
General liability	$1,927,721	$1,564,221	$1,261,411
Professional liability	1,739,983	1,523,536	1,141,034
Property	428,563	362,637	356,934
Marine and energy	585,885	495,897	458,050
Personal lines	489,648	451,095	405,210
Programs	384,952	222,410	238,909
Workers' compensation	385,054	354,337	338,186
Credit and surety	193,701	161,155	151,397
Other products	392,756	329,996	337,317
Total Insurance	6,528,263	5,465,284	4,688,448
Reinsurance segment:
Professional liability	398,839	320,646	243,645
General liability	382,482	314,699	195,468
Specialty	275,033	276,943	298,267
Property	6,993	129,760	191,968
Total Reinsurance	1,063,347	1,042,048	929,348
Other	(3,818)	(4,303)	(5,591)
Total earned premiums	$7,587,792	$6,503,029	$5,612,205

The Company does not manage products at this level of aggregation as it offers a diverse portfolio of products and manages these products in logical groupings within each underwriting segment.

During the years ended December 31, 2022, 2021 and 2020, 80%, 80% and 79%, respectively, of gross premiums written in the Company's underwriting segments were attributed to risks or cedents located in the United States. Substantially all of the gross premiums written in the Company's program services and other fronting businesses during 2022, 2021 and 2020 were attributed to risks located in the United States.

Most of the Company's gross written premiums are placed through insurance and reinsurance brokers. During the years ended December 31, 2022, 2021 and 2020, the Company's top three independent brokers accounted for 28%, 28% and 31% of gross premiums written in the Company's underwriting segments. During the years ended December 31, 2022, 2021 and 2020, the top three independent brokers accounted for 19%, 19% and 20%, respectively, of gross premiums written in the Insurance segment and 88%, 84% and 84%, respectively, of gross premiums written in the Reinsurance segment.

10K - 87

d) The following table summarizes total products revenues and services and other revenues by major product and service grouping within the Company's Markel Ventures segment.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Products:
Consumer and building	$1,510,130	$911,422	$814,697
Transportation-related	612,467	474,839	351,559
Equipment manufacturing	304,499	325,859	273,259
Total products revenues	2,427,096	1,712,120	1,439,515
Services and other:
Construction	1,910,403	1,554,592	915,696
Consulting	326,549	277,902	283,386
Other	92,570	99,202	156,117
Total services and other revenues	2,329,522	1,931,696	1,355,199
Total products revenues and services and other revenues	$4,756,618	$3,643,816	$2,794,714

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

During the years ended December 31, 2022, 2021 and 2020, the portion of Markel Ventures segment revenues attributable to U.S. operations was 96%, 95%, and 95%, respectively.

e) The following table reconciles segment assets to the Company's consolidated balance sheets.

	December 31,
(dollars in thousands)	2022	2021
Segment assets:
Investing	$26,982,280	$28,277,801
Underwriting	8,853,559	8,111,316
Markel Ventures	5,315,677	4,958,279
Total segment assets	41,151,516	41,347,396
Other operations	8,639,743	7,129,700
Total assets	$49,791,259	$48,477,096

10K - 88

f) The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2022
Insurance segment	$677,921	$4,015,252	$11,616,386
Reinsurance segment	247,562	921,541	3,581,699
Other underwriting	—	9,473	197,602
Total underwriting	925,483	4,946,266	15,395,687
Program services and other fronting	—	1,274,482	5,204,290
Markel CATCo Re (see note 17)	—	—	347,921
Total	$925,483	$6,220,748	$20,947,898
December 31, 2021
Insurance segment	$574,181	$3,350,054	$10,051,994
Reinsurance segment	219,964	802,824	3,639,210
Other underwriting	—	—	271,356
Total underwriting	794,145	4,152,878	13,962,560
Program services and other fronting	—	1,230,741	4,216,334
Total	$794,145	$5,383,619	$18,178,894

3. Acquisitions and Dispositions

Volante

In October 2022, the Company sold its controlling interest in its Volante managing general agent companies (Volante) for total consideration of $181.9 million, of which $155.6 million was cash. This transaction resulted in a gain of $118.5 million that was included in services and other revenue. Volante underwrites and administers specialty insurance and reinsurance policies and provides delegated underwriting services to third-party providers of insurance capital.

Velocity

In February 2022, the Company sold the majority of its controlling interest in its Velocity managing general agent companies (Velocity) for total cash consideration of $181.3 million, of which $165.6 million was received in 2022. This transaction resulted in a gain of $107.3 million that was included in services and other revenues. Velocity provides risk origination services for the Company's Nephila insurance-linked securities fund management operations, as well as for third parties. The Company retained a minority interest in Velocity that was recorded at fair value as of the transaction date ($47.4 million) and is accounted for under the equity method.

Metromont LLC

In December 2021, the Company acquired 51% of Metromont LLC (Metromont), a precast concrete manufacturer and concrete building solutions provider for commercial projects. Under the terms of the acquisition agreement, the Company has the option to acquire the remaining equity interests and the remaining equity holders have the option to sell their interests to the Company in the future. The redemption value of the remaining equity interests is generally based on Metromont's earnings in specified periods preceding the redemption date. Total consideration for the transaction was $274.5 million, all of which was cash.

10K - 89

As of December 31, 2021, the purchase price was preliminarily allocated to the acquired assets and liabilities of Metromont based on estimated fair value at the acquisition date. During 2022, the Company completed the process of determining the fair value of the assets acquired and liabilities assumed with Metromont and recognized goodwill of $101.6 million, intangible assets of $230.0 million and redeemable noncontrolling interests of $247.4 million. The final purchase price allocation reflected differences from the preliminary purchase price allocation, including an $86.1 million increase in the amount recognized for intangible assets upon completion of a third-party valuation and a $22.5 million decrease in the allocation to redeemable noncontrolling interests, all of which resulted in a $117.7 million decrease to goodwill from the preliminary amount recognized. Goodwill is primarily attributable to expected future earnings and cash flow potential of Metromont, of which the Company's share is deductible for income tax purposes. Intangible assets include $175.0 million of customer relationships and $55.0 million of trade names, which are being amortized over 17 years and 15 years, respectively. Results attributable to Metromont are included in the Company's Markel Ventures segment.

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

As of December 31, 2021, the purchase price was preliminarily allocated to the acquired assets and liabilities of Buckner based on estimated fair value at the acquisition date. During 2022, the Company completed the process of determining the fair value of the assets acquired and liabilities assumed with Buckner and recognized goodwill of $109.9 million, intangible assets of $60.0 million and fixed assets of $290.4 million, primarily related to cranes. The final purchase price allocation reflected differences from the preliminary purchase price allocation, including a $42.2 million decrease in the amount recognized for the cranes upon completion of a third-party valuation, which resulted in a $35.3 million net increase to goodwill from the preliminary amount recognized. Goodwill is primarily attributable to expected future earnings and cash flow potential of Buckner, and it is not deductible for income tax purposes. Intangible assets include $50.0 million of customer relationships and $10.0 million of trade names, which are being amortized over 7 years and 15 years, respectively. Additionally, the Company assumed long-term debt of $165.1 million and recognized redeemable noncontrolling interests of $26.4 million. Results attributable to Buckner are included in the Company's Markel Ventures segment.

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

10K - 90

4. Investments

a) The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes and any reserve deficiency adjustments for life and annuity benefit reserves. See note 13.

	December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$3,050,089	$2,363	$(138,493)	$2,913,959
U.S. government-sponsored enterprises	871,463	154	(106,079)	765,538
Obligations of states, municipalities and political subdivisions	3,973,911	6,503	(247,231)	3,733,183
Foreign governments	1,473,658	2,843	(169,723)	1,306,778
Commercial mortgage-backed securities	2,109,721	395	(169,668)	1,940,448
Residential mortgage-backed securities	553,591	6	(26,804)	526,793
Asset-backed securities	1,693	—	(53)	1,640
Corporate bonds	771,761	836	(104,101)	668,496
Total fixed maturity securities	12,805,887	13,100	(962,152)	11,856,835
Short-term investments	2,663,560	5,760	(58)	2,669,262
Investments, available-for-sale	$15,469,447	$18,860	$(962,210)	$14,526,097

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$2,489,032	$2,633	$(21,471)	$2,470,194
U.S. government-sponsored enterprises	753,029	28,997	(6,439)	775,587
Obligations of states, municipalities and political subdivisions	4,007,211	266,575	(7,862)	4,265,924
Foreign governments	1,394,771	134,071	(9,488)	1,519,354
Commercial mortgage-backed securities	1,928,775	69,810	(8,152)	1,990,433
Residential mortgage-backed securities	699,136	27,084	(170)	726,050
Asset-backed securities	3,035	46	—	3,081
Corporate bonds	786,478	54,475	(4,271)	836,682
Total fixed maturity securities	12,061,467	583,691	(57,853)	12,587,305
Short-term investments	1,805,300	28	(5,340)	1,799,988
Investments, available-for-sale	$13,866,767	$583,719	$(63,193)	$14,387,293

10K - 91

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2022
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$735,605	$(30,583)	$1,907,922	$(107,910)	$2,643,527	$(138,493)
U.S. government-sponsored enterprises	413,495	(40,488)	331,391	(65,591)	744,886	(106,079)
Obligations of states, municipalities and political subdivisions	2,474,289	(164,537)	348,943	(82,694)	2,823,232	(247,231)
Foreign governments	900,322	(115,324)	300,423	(54,399)	1,200,745	(169,723)
Commercial mortgage-backed securities	1,611,603	(117,482)	305,217	(52,186)	1,916,820	(169,668)
Residential mortgage-backed securities	516,423	(25,232)	9,342	(1,572)	525,765	(26,804)
Asset-backed securities	1,640	(53)	—	—	1,640	(53)
Corporate bonds	496,766	(74,542)	153,035	(29,559)	649,801	(104,101)
Total fixed maturity securities	7,150,143	(568,241)	3,356,273	(393,911)	10,506,416	(962,152)
Short-term investments	774,480	(58)	—	—	774,480	(58)
Total	$7,924,623	$(568,299)	$3,356,273	$(393,911)	$11,280,896	$(962,210)

At December 31, 2022, the Company held 1,400 available-for-sale securities in an unrealized loss position with a total estimated fair value of $11.3 billion and gross unrealized losses of $962.2 million. Of these 1,400 securities, 246 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $3.4 billion and gross unrealized losses of $393.9 million.

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
10K - 92

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses as of December 31, 2022 or 2021.

Quarterly, the Company also considers whether it intends to sell an available-for-sale security or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost. In these instances, a decline in fair value is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. As of December 31, 2022, the Company did not intend to sell or believe it would be required to sell any available-for-sale securities in an unrealized loss position before recovery of their amortized cost.

c) The amortized cost and estimated fair value of fixed maturity securities at December 31, 2022 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,363,418	$1,337,550
Due after one year through five years	3,926,756	3,708,752
Due after five years through ten years	3,115,913	2,787,686
Due after ten years	1,734,795	1,553,966
	10,140,882	9,387,954
Commercial mortgage-backed securities	2,109,721	1,940,448
Residential mortgage-backed securities	553,591	526,793
Asset-backed securities	1,693	1,640
Total fixed maturity securities	$12,805,887	$11,856,835

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties, and the holders may have the right to put the securities back to the issuer. Based on expected maturities, the estimated average duration of fixed maturity securities at December 31, 2022 was 3.9 years.

d) The following table presents the components of net investment income.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Interest:
Fixed maturity securities	$294,417	$283,366	$288,421
Short-term investments	33,493	2,475	6,400
Cash and cash equivalents	28,890	479	7,921
Dividends on equity securities	107,213	98,099	89,303
	464,013	384,419	392,045
Investment expenses	(17,258)	(17,002)	(16,219)
Net investment income	$446,755	$367,417	$375,826
10K - 93

e) The following table presents the components of net investment gains (losses) included in net income (loss) and the change in net unrealized gains (losses) included in other comprehensive income (loss). Gross realized investment gains and losses on fixed maturity securities, short-term investments and other investments were not material to the consolidated financial statements and are presented on a net basis in the following table.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Fixed maturity securities, short-term investments and other investments:
Net realized investment gains (losses)	$(40,983)	$37,908	$14,780
Equity securities:
Change in fair value of securities sold during the period	(14,884)	25,902	(470,008)
Change in fair value of securities held at the end of the period	(1,539,866)	1,914,724	1,073,207
Total change in fair value	(1,554,750)	1,940,626	603,199
Net investment gains (losses)	$(1,595,733)	$1,978,534	$617,979
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$(1,474,890)	$(504,133)	$507,903
Short-term investments	11,014	(8,951)	2,344
Reserve deficiency adjustment for life and annuity benefit reserves (see note 13)	56,560	62,988	(68,158)
Net increase (decrease)	$(1,407,316)	$(450,096)	$442,089

f) Total restricted assets are included on the Company's consolidated balance sheets as follows.

	December 31,
(dollars in thousands)	2022	2021
Investments	$4,160,842	$4,403,414
Restricted cash and cash equivalents	1,084,081	902,457
Total	$5,244,923	$5,305,871

The following table presents the components of restricted assets.

	December 31,
(dollars in thousands)	2022	2021
Assets held in trust or on deposit to support underwriting activities	$4,807,135	$4,895,627
Assets pledged as security for letters of credit	437,788	410,244
Total	$5,244,923	$5,305,871

g) At December 31, 2022 and 2021, investments in securities issued by the U.S. Treasury, U.S. government agencies and U.S. government-sponsored enterprises were the only investments in any one issuer that exceeded 10% of shareholders' equity.

10K - 94

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

10K - 95

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

Senior long-term debt and other debt. Senior long-term debt and other debt is carried at amortized cost with the estimated fair value disclosed on the consolidated balance sheets. Senior long-term debt and other debt is classified as Level 2 within the fair value hierarchy due to variations in trading volumes and the lack of quoted market prices. Fair value is generally derived through recent reported trades, making adjustments through the reporting date, if necessary, based upon available market observable data including U.S. Treasury securities and implied credit spreads. Significant inputs used to determine the fair value of senior long-term debt and other debt include reported trades, benchmark yields, issuer spreads, bids and offers.

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$2,913,959	$—	$2,913,959
U.S. government-sponsored enterprises	—	765,538	—	765,538
Obligations of states, municipalities and political subdivisions	—	3,733,183	—	3,733,183
Foreign governments	—	1,306,778	—	1,306,778
Commercial mortgage-backed securities	—	1,940,448	—	1,940,448
Residential mortgage-backed securities	—	526,793	—	526,793
Asset-backed securities	—	1,640	—	1,640
Corporate bonds	—	668,496	—	668,496
Total fixed maturity securities, available-for-sale	—	11,856,835	—	11,856,835
Equity securities:
Insurance, banks and other financial institutions	2,952,689	—	899	2,953,588
Industrial, consumer and all other	4,718,324	—	—	4,718,324
Total equity securities	7,671,013	—	899	7,671,912
Short-term investments, available-for-sale	2,510,164	159,098	—	2,669,262
Total investments	$10,181,177	$12,015,933	$899	$22,198,009

10K - 96

	December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$2,470,194	$—	$2,470,194
U.S. government-sponsored enterprises	—	775,587	—	775,587
Obligations of states, municipalities and political subdivisions	—	4,265,924	—	4,265,924
Foreign governments	—	1,519,354	—	1,519,354
Commercial mortgage-backed securities	—	1,990,433	—	1,990,433
Residential mortgage-backed securities	—	726,050	—	726,050
Asset-backed securities	—	3,081	—	3,081
Corporate bonds	—	836,682	—	836,682
Total fixed maturity securities, available-for-sale	—	12,587,305	—	12,587,305
Equity securities:
Insurance, banks and other financial institutions	3,307,755	—	56,472	3,364,227
Industrial, consumer and all other	5,659,700	—	—	5,659,700
Total equity securities	8,967,455	—	56,472	9,023,927
Short-term investments, available-for-sale	1,619,496	180,492	—	1,799,988
Total investments	$10,586,951	$12,767,797	$56,472	$23,411,220

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

(dollars in thousands)	2022	2021
Equity securities, beginning of period	$56,472	$58,493
Purchases	—	18,900
Sales	(56,335)	(15,015)
Net investment gains (losses)	762	(5,906)
Equity securities, end of period	$899	$56,472

Level 3 investments previously included the Company's investment in an insurance-linked securities fund managed by Markel CATCo Investment Management Ltd. (MCIM). In 2022, the Company's remaining investment was redeemed ($41.3 million) in conjunction with a buy-out transaction that provided for an accelerated return of all remaining capital to investors. See note 17 for further details about the Company's Markel CATCo operations and the buy-out transaction.

Except as disclosed in note 3 and note 8, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2022 and 2021.
6. Equity Method Investments

The Company holds certain investments that are accounted for under the equity method of accounting. The Company's equity method investments, which are included in other assets on the consolidated balance sheets, totaled $494.0 million and $459.7 million as of December 31, 2022 and 2021, respectively. The Company's proportionate share of earnings in its equity method investments was a loss of $22.9 million for the year ended December 31, 2022, income of $15.0 million for the year ended December 31, 2021 and a loss of $3.4 million for the year ended December 31, 2020.

The Company's most significant equity method investment is an investment in Hagerty, Inc. (Hagerty), which is accounted for on a quarter lag. Hagerty is an automotive enthusiast brand offering integrated membership products and programs as well as a specialty insurance provider focused on the global automobile enthusiast market. The Company's ownership interest in Hagerty was 23% as of December 31, 2022 and 2021. The Company's investment is comprised of Class A common shares, which are listed for trading on the New York Stock Exchange, as well as Class V common shares, associated with the
10K - 97

Company's original investment, that have special voting rights and can be converted on a one-for-one basis into Class A common shares. The Company accounts for its investment under the equity method as it is deemed to have the ability to exercise significant influence over Hagerty's operating and financial policies through a combination of its voting interest, its right to designate a board member and business it conducts with Hagerty. As of December 31, 2022 and 2021, the carrying value of the Company's investment in Hagerty was $245.1 million and $256.6 million, respectively.

As of December 31, 2022 and 2021, the estimated value of the Company's investment, based on the closing stock price of Hagerty's Class A common shares, was $656.0 million and $1.1 billion, respectively. See note 18 for further details regarding related party transactions with Hagerty.

7. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2022	2021
Insurance
Amounts receivable from agents, brokers and insureds	$2,176,295	$1,740,864
Other insurance	83,728	133,350
Markel Ventures	645,189	510,382
Other	77,961	50,379
	2,983,173	2,434,975
Allowance for credit losses	(22,117)	(21,037)
Receivables	$2,961,056	$2,413,938

8. Goodwill and Intangible Assets

The following table presents a rollforward of the components of goodwill by reportable segment.

(dollars in thousands)	Insurance	Reinsurance	Markel Ventures	Other(1)	Total
January 1, 2021	$772,700	$122,745	$901,045	$808,134	$2,604,624
Acquisitions	—	—	293,838	—	293,838
Foreign currency movements and other adjustments	2,012	—	1,707	(3,041)	678
December 31, 2021 (2)	$774,712	$122,745	$1,196,590	$805,093	$2,899,140
Acquisitions	—	—	41,905	—	41,905
Dispositions	—	—	—	(132,455)	(132,455)
Impairment of goodwill	—	—	—	(80,000)	(80,000)
Adjustments to preliminary purchase price allocation	—	—	(83,358)	—	(83,358)
Foreign currency movements and other adjustments	(3,084)	—	(1,228)	(2,082)	(6,394)
December 31, 2022 (2)	$771,628	$122,745	$1,153,909	$590,556	$2,638,838
(1)    Amounts included in Other reflect the Company's operations that are not included in a reportable segment and are primarily related to the Company's program services and insurance-linked securities operations.
(2)    As of December 31, 2022, goodwill was net of accumulated impairment losses of $190.6 million, of which $171.9 million was in Other and $18.7 million was in Markel Ventures. As of December 31, 2021, goodwill was net of accumulated impairment losses of $110.6 million, of which $91.9 million was in Other and $18.7 million was in Markel Ventures.

The Company completed its annual tests for goodwill and indefinite-lived intangible asset impairment as of October 1, 2022 based upon results of operations through September 30, 2022. See note 1 for further details regarding impairment testing. Impairment of goodwill was $80.0 million for the year ended December 31, 2022. There was no impairment of goodwill during 2021 or 2020 and no impairment of indefinite-lived intangible assets during 2022, 2021 or 2020.

10K - 98

The Company performed a quantitative impairment assessment for the Nephila reporting unit, which resulted in an $80.0 million impairment of goodwill, reducing the goodwill of the Nephila reporting unit to $221.8 million. The Company also evaluated the intangible assets within the Nephila reporting unit for impairment and determined they were not impaired.

The Company estimated the fair value of the Nephila reporting unit primarily using an income approach based on a discounted cash flow model. The cash flow projections used in the discounted cash flow model included the Company's best estimate of future growth and margins. The discount rates used to determine the fair value estimates were developed based on a capital asset pricing model using market-based inputs as well as an assessment of the inherent risk in projected future cash flows. The Company's fair value estimate was negatively impacted by an increase in the discount rate assumption in 2022, reflecting the increased cost of capital due to rising interest rates throughout 2022. Since acquiring Nephila in 2018, investment performance in the broader ILS market has been adversely impacted by consecutive years of elevated catastrophe losses, most recently with Hurricane Ian in 2022. These events, as well as recent volatility in the capital markets, have impacted investor decisions around allocation of capital to ILS, which in turn has impacted capital raises and redemptions within the funds Nephila manages. Following Hurricane Ian, Nephila has seen more favorable rates on the reinsurance contracts to which the Nephila Reinsurers subscribe, which is reflective of the current property catastrophe market and had a positive impact on Nephila's growth and performance projections. However, the impact of this favorable trend was more than offset by the impact of further declines in investor capital within the funds Nephila manages. Cash flow assumptions reflect the Company's best estimate of the reporting unit's future cash flows, based on information currently available, however, these assumptions are inherently uncertain, require a high degree of estimation and judgment and are subject to change depending on the outcome of future events.

The following table presents a rollforward of net intangible assets by reportable segment.

(dollars in thousands)	Underwriting(1)	Markel Ventures	Other(2)	Total
January 1, 2021	$442,639	$623,120	$716,959	$1,782,718
Acquisitions	—	203,879	—	203,879
Amortization of intangible assets	(41,182)	(57,568)	(61,789)	(160,539)
Foreign currency movements and other adjustments	(202)	(3,252)	(118)	(3,572)
December 31, 2021	$401,255	$766,179	$655,052	$1,822,486
Acquisitions	—	21,614	—	21,614
Dispositions	—	—	(2,716)	(2,716)
Amortization of intangible assets	(38,533)	(79,043)	(61,202)	(178,778)
Adjustments to preliminary purchase price allocation	—	86,773	—	86,773
Foreign currency movements and other adjustments	(400)	774	(2,289)	(1,915)
December 31, 2022	$362,322	$796,297	$588,845	$1,747,464
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

Amortization of intangible assets is estimated to be $174.0 million for 2023, $172.1 million for 2024, $165.6 million for 2025, $157.5 million for 2026 and $149.9 million for 2027. Indefinite-lived intangible assets were $92.4 million at both December 31, 2022 and 2021.

10K - 99

The following table presents the components of intangible assets.

	December 31,
	2022		2021
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$1,425,330	$(498,987)	$1,379,739	$(405,057)
Investment management agreements	464,000	(120,394)	468,000	(92,478)
Broker relationships	204,972	(117,386)	206,855	(109,210)
Trade names	293,194	(118,976)	238,331	(100,023)
Technology	113,170	(92,646)	113,200	(82,845)
Agent relationships	92,000	(34,756)	92,000	(28,622)
Insurance licenses	74,333	—	74,333	—
Renewal rights	21,449	(21,449)	21,449	(21,449)
Other	148,326	(84,716)	145,695	(77,432)
Total	$2,836,774	$(1,089,310)	$2,739,602	$(917,116)

9. Leases

The Company's leases primarily consist of operating leases for real estate and have remaining terms of up to 20 years. Total lease costs for operating leases were $126.3 million, $115.4 million and $94.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table summarizes details for the Company's operating leases recorded on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2022	2021
Right-of-use lease assets	$526,704	$533,702
Lease liabilities	$554,394	$571,337
Weighted average remaining lease term	11.7 years	10.8 years
Weighted average discount rate	3.1%	3.0%

The following table summarizes maturities of the Company's operating lease liabilities as of December 31, 2022, which reconciles to total operating lease liabilities included in other liabilities on the Company's consolidated balance sheet.

Years Ending December 31,	(dollars in thousands)
2023	$100,887
2024	85,030
2025	71,474
2026	60,729
2027	51,702
2028 and thereafter	291,290
Total lease payments	661,112
Less imputed interest	(106,718)
Total operating lease liabilities	$554,394

10. Products, Services and Other Revenues

The amount of revenues from contracts with customers for the years ended December 31, 2022, 2021 and 2020 was $4.8 billion, $3.8 billion and $2.9 billion, respectively.
10K - 100

The following table presents revenues from contracts with customers by segment and type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income (loss), along with a reconciliation to total products revenues and services and other revenues.

	Years Ended December 31,
	2022			2021			2020
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$2,379,399	$—	$2,379,399	$1,668,448	$—	$1,668,448	$1,396,706	$—	$1,396,706
Services	2,265,413	43,875	2,309,288	1,863,706	134,850	1,998,556	1,295,734	116,476	1,412,210
Investment management	—	79,209	79,209	—	86,257	86,257	—	117,193	117,193
Total revenues from contracts with customers	4,644,812	123,084	4,767,896	3,532,154	221,107	3,753,261	2,692,440	233,669	2,926,109
Program services and other fronting	—	147,612	147,612	—	123,823	123,823	—	102,989	102,989
Disposition gains	—	225,828	225,828	—	—	—	—	—	—
Other	111,806	(16,621)	95,185	111,662	8,699	120,361	102,274	(2,316)	99,958
Total	$4,756,618	$479,903	$5,236,521	$3,643,816	$353,629	$3,997,445	$2,794,714	$334,342	$3,129,056

Receivables from contracts with customers were $624.1 million and $626.1 million as of December 31, 2022 and 2021, respectively.

11. Unpaid Losses and Loss Adjustment Expenses

a) The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Gross reserves for losses and loss adjustment expenses, beginning of year	$18,178,894	$16,222,376	$14,728,676
Reinsurance recoverables on unpaid losses, beginning of year	6,876,317	5,736,659	5,253,415
Net reserves for losses and loss adjustment expenses, beginning of year	11,302,577	10,485,717	9,475,261
Effect of foreign currency rate changes on beginning of year balance	(160,622)	(54,736)	68,368
Effect of adoption of ASC 326, Financial Instruments—Credit Losses	—	—	3,849
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	11,141,955	10,430,981	9,547,478
Incurred losses and loss adjustment expenses:
Current accident year	4,613,035	4,061,000	4,073,325
Prior accident years	(167,446)	(478,930)	(606,414)
Total incurred losses and loss adjustment expenses	4,445,589	3,582,070	3,466,911
Payments:
Current accident year	580,537	637,169	749,887
Prior accident years	2,396,446	2,066,290	1,779,980
Total payments	2,976,983	2,703,459	2,529,867
Effect of foreign currency rate changes on current year activity	(5,468)	(4,253)	1,195
Net reserves for losses and loss adjustment expenses of Markel CATCo Re (see note 17)	347,921	—	—
Net reserves for losses and loss adjustment expenses of insurance companies sold	—	(2,762)	—
Net reserves for losses and loss adjustment expenses, end of year	12,953,014	11,302,577	10,485,717
Reinsurance recoverables on unpaid losses, end of year	7,994,884	6,876,317	5,736,659
Gross reserves for losses and loss adjustment expenses, end of year	$20,947,898	$18,178,894	$16,222,376
10K - 101

Catastrophe Losses

In 2022, current accident year losses and loss adjustment expenses included $46.2 million of net losses and loss adjustment expenses attributed to Hurricane Ian, all of which were within the Company's Insurance segment. These losses and loss adjustment expenses were net of ceded losses of $115.3 million. The Company also had gross losses and loss adjustment expenses of $850.0 million within its program services and other fronting operations attributed to Hurricane Ian, all of which were ceded to third-party reinsurers managed through the Company's insurance-linked securities operations, which hold sufficient investor collateral to support the Company's related reinsurance recoverables. See note 18 for further details regarding related party transactions with third parties managed through the Company's insurance-linked securities operations.

In 2021, current accident year losses and loss adjustment expenses included $195.0 million of net losses and loss adjustment expenses from Winter Storm Uri, European Floods and Hurricane Ida (2021 Catastrophes). The net losses and loss adjustment expenses on the 2021 Catastrophes for the year ended December 31, 2021 were net of ceded losses of $221.7 million.

In 2020, current accident year losses and loss adjustment expenses included $172.2 million of net losses and loss adjustment expenses from Hurricanes Isaias, Laura, Sally, Delta and Zeta, as well as wildfires in the western U.S. and the derecho in Iowa (2020 Catastrophes). The net losses and loss adjustment expenses on the 2020 Catastrophes for the year ended December 31, 2020 were net of ceded losses of $125.7 million.

Russia-Ukraine Conflict

In 2022, current accident year losses and loss adjustment expenses also included $35.7 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. These losses and loss adjustment expenses were net of ceded losses of $44.3 million. The gross and net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict represent the Company's best estimates as of December 31, 2022 based upon information currently available. The Company's estimates for these losses are based on reported claims, detailed underwriting, actuarial and claims reviews of policies and in-force assumed reinsurance contracts for potential exposures, as well as analysis of ceded reinsurance contracts and analysis provided by the Company's brokers and claims counsel. These estimates include various assumptions about what areas within the affected regions have incurred losses, the nature and extent of such losses, which remain difficult to verify, as well as assumptions about coverage, liability and reinsurance. Given the significant levels of ceded reinsurance on certain of the impacted policies, a significant portion of any additional incurred losses may be ceded. While the Company believes the gross and net reserves for losses and loss adjustment expenses for the Russia-Ukraine conflict as of December 31, 2022 are adequate based on information currently available, the Company continues to closely monitor reported claims, ceded reinsurance contract attachment, government actions and areas impacted by the conflict and may adjust its estimates as new information becomes available.

COVID-19 Losses

In 2020, current accident year losses and loss adjustment expenses included $358.3 million of net losses and loss adjustment expenses attributed to the COVID-19 pandemic. These losses and loss adjustment expenses were net of ceded losses of $106.2 million. In 2021, the Company increased its estimate of net losses and loss adjustments expenses by $15.7 million. In 2022, the Company decreased its estimate of net losses and loss adjustment expenses by $5.4 million.

The gross and net losses and loss adjustment expenses attributed to COVID-19 represent the Company's best estimates as of December 31, 2022 based upon information currently available. The Company's estimates are based on reported claims and still include assumptions about coverage, liability and ceded reinsurance contract attachment, which, in some cases, remain subject to judicial review. While the Company believes the gross and net reserves for losses and loss adjustment expenses for COVID-19 as of December 31, 2022 are adequate based on information available at this time, the Company continues to closely monitor reported claims, claim settlements, ceded reinsurance contract settlements and judicial decisions and may adjust its estimates as new information becomes available.

10K - 102

b) Reserving Methodology

The Company uses a variety of techniques to establish the liabilities for unpaid losses and loss adjustment expenses based upon estimates of the ultimate amounts payable. The Company maintains reserves for specific claims incurred and reported (case reserves) and reserves for claims incurred but not reported (IBNR reserves), which include expected development on reported claims. The Company does not discount its reserves for losses and loss adjustment expenses to reflect estimated present value, except for reserves held for a run-off book of United Kingdom (U.K.) motor business. Additionally, reserves assumed in connection with an acquisition are recorded at fair value at the acquisition date. The fair value adjustment includes an adjustment to reflect the acquired reserves for losses and loss adjustment expenses at present value plus a risk premium, the net of which is amortized to losses and loss adjustment expenses within the consolidated statements of income.

As of any balance sheet date, all claims have not yet been reported, and some claims may not be reported for many years. As a result, the liability for unpaid losses and loss adjustment expenses includes significant estimates for incurred but not reported claims.

There is normally a time lag between when a loss event occurs and when it is reported to the Company. The actuarial methods that the Company uses to estimate losses have been designed to address the lag in loss reporting as well as the delay in obtaining information that would allow the Company to more accurately estimate future payments. There is also often a time lag between cedents establishing case reserves or re-estimating their reserves and notifying the Company of those new or revised case reserves. As a result, the reporting lag is more pronounced in reinsurance contracts than in the insurance contracts. On reinsurance transactions, the reporting lag will generally be 60 to 90 days after the end of a reporting period, but can be longer in some cases. There may also be a more pronounced reporting lag, as well as reliance on third-party claims handling practices and reserve estimates, on insurance contracts for which the Company is not the primary insurer and participates only in excess layers of loss. Based on the experience of the Company's actuaries and management, the Company selects loss development factors and trending techniques to mitigate the difficulties caused by reporting lags. At least annually, the Company evaluates its loss development factors and trending assumptions using its own loss data, as well as cedent-specific and industry data, and updates them as needed.

IBNR reserves are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are calculated by subtracting paid losses and loss adjustment expenses and case reserves from estimated ultimate losses and loss adjustment expenses. IBNR reserves were 70% of total unpaid losses and loss adjustment expenses at December 31, 2022 compared to 67% at December 31, 2021.

In establishing liabilities for unpaid losses and loss adjustment expenses, the Company's actuaries estimate an ultimate loss ratio, by accident year or underwriting year, for each product line with input from underwriting and claims personnel. For product lines in which loss reserves are established on an underwriting year basis, the Company has developed a methodology to convert from underwriting year to accident year for financial reporting purposes. In estimating an ultimate loss ratio for a particular line of business, the actuaries may use one or more actuarial reserving methods and select from these a single point estimate. To varying degrees, these methods include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market and economic conditions, policy forms and exposures. Greater judgment may be required when new product lines are introduced or when there have been changes in claims handling practices, as the statistical data available may be insufficient. Greater judgment also may be required for product lines that experience a low frequency of high severity claims, particularly when the Company is reliant on third party case reserve estimates and claims handling practices. These estimates also reflect implicit and explicit assumptions regarding the potential effects of external factors, including economic and social inflation, judicial decisions, changes in law, general economic conditions and recent trends in these factors. Management believes the process of evaluating past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.

10K - 103

Estimates for losses from widespread catastrophic events, such as hurricanes and earthquakes, as well as pandemics and wars, are based on claims received to date, industry loss estimates and output from both industry, broker and proprietary models, as well as analysis of the Company's ceded reinsurance contracts. The Company may also perform detailed policy and reinsurance contract level reviews. The availability of data from these procedures varies depending on the timing of the event relative to the point at which the Company develops its estimates. The Company also considers loss experience on historical events that may have similar characteristics to the underlying event and current market conditions, including the level of economic inflation. Due to the inherent uncertainty in estimating such losses, these estimates are subject to variability, which increases with the severity and complexity of the underlying event. As additional claims are reported and paid, and industry loss estimates are revised, the Company incorporates this new information into its analysis and adjusts its estimate of ultimate losses and loss adjustment expenses as appropriate. For example, both the gross and net losses on Hurricane Ian and the 2021 and 2020 Catastrophes, as of December 31, 2022 represent the Company's best estimates based upon information currently available. For Hurricane Ian, these estimates are still dependent on assumptions about coverage, liability and reinsurance. While the Company believes the gross and net reserves for these events as of December 31, 2022 are adequate, it continues to closely monitor reported claims and may adjust its estimates as new information becomes available.

Loss reserves are established at management's best estimate, which is developed using the actuarially calculated point estimate as the starting point. The actuarial point estimate represents the actuaries' estimate of the most likely amount that will ultimately be paid to settle the losses that have occurred at a particular point in time; however, there is inherent uncertainty in the point estimate as it is the expected value in a range of possible reserve estimates. In some cases, actuarial analyses, which are generally based on statistical analysis, cannot fully incorporate all of the subjective factors that affect development of losses. In other cases, management's perspective of these more subjective factors may differ from the actuarial perspective. Subjective factors influencing the development of management's best estimate include: the credibility and timeliness of claims and loss information received from cedents and other third parties, economic and social inflation, judicial decisions, changes in law, changes in underwriting or claims handling practices, general economic conditions, the risk of moral hazard and other current and developing trends within the insurance and reinsurance markets, including the effects of competition. For example, the Company's loss experience in recent years has reflected higher than anticipated levels of economic inflation, as well as the impacts of social inflation.

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

10K - 104

c) Prior Accident Year Loss Development

The following tables summarize, by segment, the product lines with the most significant changes in prior accident years loss reserves for the years ended December 31, 2022, 2021 and 2020, along with the corresponding accident years and the trends and factors that impacted management's best estimate of ultimate losses and loss adjustment expenses on underlying products in each of these product lines. The Company does not estimate losses at this level of aggregation as it offers a diverse portfolio of products and manages these products in logical groupings within each underwriting segment. As a result of the trends and factors described in the following tables, the Company's actuaries adjusted their estimates of the ultimate liability for unpaid losses and loss adjustment expenses. Additionally, for those product lines with favorable development on prior accident years loss reserves, management has now given more credibility to the favorable trends observed by the Company's actuaries and after also incorporating these favorable trends into its best estimate, reduced prior years loss reserves accordingly. The unfavorable claims and loss trends experienced on certain accident years within the Company's professional liability and general liability product lines in 2022 reflected broader market conditions, including the effects of economic and social inflation, as well as delays in court proceedings that began in 2020 and disrupted the development of the claims trend. These trends were most impactful on the 2018 and 2019 accident years for the professional liability product lines and the 2016 to 2019 accident years for the general liability product lines. Consistent with the Company's reserving philosophy, management is responding quickly to increase loss reserves following any indication of increased claims frequency or severity in excess of previous expectations.

	Year Ended December 31, 2022
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Insurance segment:
Professional liability
2018 and 2019 accident years	$121.0	2018 and 2019	Unfavorable claims settlements and increased claim frequency and severity, primarily on directors and officers, errors and omissions and employment practices liability lines
All other accident years	(91.1)	Several	More favorable loss experience and lower loss severity than previously anticipated
General liability
2016 to 2019 accident years	61.6	2016 to 2019	Unfavorable claims settlements and increased claim frequency and severity, primarily on contractors and excess and umbrella lines
All other accident years	(20.5)	Several	Lower loss frequency and severity than previously anticipated
Workers' compensation	(62.1)	2016 to 2021	Lower loss severity than previously anticipated
Programs	(48.3)	2020 and 2021	Lower than expected frequency of claims
Property	(48.1)	2020 and 2021	Lower loss severity than originally anticipated as well as favorable development on COVID-19
Credit and surety	(31.7)	2019 to 2021	Lower than expected frequency of claims
Other products	(23.7)
Total Insurance	(142.9)
Reinsurance segment:
Property	(29.2)	2017 to 2019	Favorable development on catastrophe events
Credit and surety	(22.9)	Several	Favorable commutations on mortgage insurance contracts
Premium adjustments	53.1	2020 and 2021	Recognition of additional exposures on prior accident years related to net favorable premium adjustments primarily on general liability, credit and surety and professional liability
Other products	(27.1)
Total Reinsurance	(26.1)
Other underwriting	1.6
Total decrease	$(167.4)

10K - 105

	Year Ended December 31, 2021
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Insurance segment:
General liability	$(139.7)	Several	Lower than expected frequency of claims and more favorable experience than originally anticipated across several sub-product lines
Property	(96.5)	2018 to 2020	Lower than expected frequency of large claims as well as favorable development on COVID-19 and catastrophe events
Workers' compensation	(79.0)	Several	Lower loss severity than originally anticipated
Marine and energy	(60.0)	2018 to 2020	Lower loss frequency and severity than originally anticipated
Professional liability	(54.7)	Several	Lower loss frequency and severity than originally anticipated
Other products	(76.4)
Total Insurance	(506.3)
Reinsurance segment:
Property	35.0	2020	Adverse development on COVID-19 and catastrophe events
Professional liability	29.2	Several	Recognition of additional exposures on prior accident years related to net favorable premium adjustments
General liability	(19.2)	2011, 2012, 2017 and 2020	Favorable development on COVID-19 and catastrophe events as well as lower than expected paid losses on reported claims
Credit and surety	(16.6)	2020	Favorable commutations on mortgage insurance contracts
Other products	(8.5)
Total Reinsurance	19.9
Other underwriting	6.6
Total decrease	$(479.8)

	Year Ended December 31, 2020
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Insurance segment:
General liability	$(131.8)	Several	More favorable claims experience than originally anticipated across several sub-product lines
Professional liability	(128.9)	Several	More favorable claims experience than originally anticipated across several sub-product lines
Workers' compensation	(92.3)	2017 to 2019	Lower loss severity than originally anticipated
Marine and energy	(46.0)	2016 to 2019	Lower than expected frequency of claims
Other products	(155.6)
Total Insurance	(554.6)
Reinsurance segment:
Property	(68.4)	2017 to 2019	Lower than expected severity of claims
Public entity	34.4	2016 to 2019	Higher than expected frequency and severity of claims
Professional liability	21.0	2016 to 2019	Recognition of additional exposures on prior accident years related to net favorable premium adjustments and higher than expected loss severity and claims frequency
Other products	(38.8)
Total Reinsurance	(51.8)
Total decrease	$(606.4)

10K - 106

d) Historic Loss Development

The following tables present undiscounted loss development information, by accident year, for the Company's Insurance and Reinsurance segments, including cumulative incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, as well as the corresponding amount of IBNR reserves as of December 31, 2022. This level of disaggregation is consistent with how the Company analyzes loss reserves for both internal and external reporting purposes. The loss development information for the years ended December 31, 2013 through 2021 is presented as supplementary information. All amounts included in the following tables related to transactions denominated in a foreign currency have been translated into U.S. Dollars using the exchange rates in effect at December 31, 2022.

The difference between the segment loss development implied by the tables for the year ended December 31, 2022 and actual losses and loss adjustment expenses recognized on prior accident years for the Insurance and Reinsurance segments for the year ended December 31, 2022 is primarily attributed to the fact that amounts presented in these tables exclude amounts attributed to the 2012 and prior accident years. Favorable development on 2012 and prior accident years for the year ended December 31, 2022 totaled $50.8 million and $36.9 million for the Insurance and Reinsurance segments and reflects modest favorable development across many of the Company's product lines on accident years prior to 2013.

The remaining difference between the segment loss development implied by the tables for the year ended December 31, 2022 and actual losses and loss adjustment expenses on prior accident years is attributed to the fact that amounts presented in these tables exclude unallocated loss adjustment expenses and exclude amounts attributable to reserve discounting and fair value adjustments recorded in conjunction with acquisitions, as well as differences in the presentation of foreign currency movements, as previously described, none of which are material to the Insurance or Reinsurance segments.

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

10K - 107

Insurance Segment

(dollars in millions)	Ultimate Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not-Reported Liabilities, Net of Reinsurance	Cumulative Number of Reported Claims
	Unaudited									As of December 31,
	As of December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	December 31, 2022
2013	$1,724.9	$1,683.4	$1,514.7	$1,452.6	$1,406.2	$1,360.8	$1,315.6	$1,296.6	$1,292.8	$1,283.7	$43.3	91,000
2014		1,850.8	1,680.7	1,613.0	1,556.8	1,508.6	1,487.4	1,455.2	1,457.7	1,438.2	52.8	86,000
2015			1,769.1	1,695.0	1,571.9	1,517.8	1,487.2	1,455.2	1,451.2	1,442.2	65.9	89,000
2016				1,858.0	1,854.2	1,756.3	1,703.9	1,677.1	1,669.8	1,682.3	86.9	101,000
2017					2,312.1	2,179.6	2,061.0	2,018.2	2,004.7	2,023.7	103.5	139,000
2018						2,432.4	2,325.5	2,099.9	2,061.6	2,153.7	194.9	193,000
2019							2,556.6	2,299.1	2,244.4	2,295.5	335.6	228,000
2020								3,083.4	2,974.7	2,914.7	1,042.6	179,000
2021									3,085.7	2,909.0	1,483.0	137,000
2022										4,097.4	2,791.3	121,000
Total										$22,240.4

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited									As of December 31,
	As of December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$270.2	$568.9	$774.9	$943.8	$1,031.6	$1,092.9	$1,116.4	$1,150.2	$1,163.9	$1,178.2
2014		329.6	652.6	886.6	1,052.9	1,157.3	1,240.4	1,288.8	1,308.8	1,339.9
2015			321.0	660.7	870.9	1,034.0	1,142.1	1,230.9	1,260.6	1,293.0
2016				370.3	747.4	975.4	1,160.0	1,288.3	1,351.9	1,427.5
2017					436.0	983.9	1,275.6	1,511.1	1,620.1	1,741.0
2018						492.2	1,019.3	1,346.9	1,498.3	1,674.8
2019							523.9	1,082.4	1,261.4	1,574.1
2020								807.8	1,150.9	1,518.1
2021									474.3	988.5
2022										834.4
Total										$13,569.5
All outstanding liabilities for unpaid losses and loss adjustment expenses before 2013, net of reinsurance										237.4
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$8,908.3

Variability in claim counts is primarily attributable to claim counts associated with a personal lines product with high claim frequency and low claim severity, which the Company did not write from 2014 to 2016. The related net incurred losses and allocated loss adjustment expenses are not material to the Insurance segment.

10K - 108

Reinsurance Segment

	Ultimate Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not-Reported Liabilities, Net of Reinsurance
	Unaudited									As of December 31,
(dollars in millions)	As of December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	December 31, 2022
2013	$579.4	$571.8	$538.3	$525.4	$533.2	$496.1	$478.2	$480.0	$475.3	$476.9	$32.7
2014		569.2	552.1	524.4	563.1	542.2	519.3	503.8	505.3	501.2	60.3
2015			523.1	508.8	523.7	515.0	503.9	498.6	486.3	486.6	84.4
2016				509.1	518.5	519.0	516.9	526.8	550.9	554.3	69.8
2017					895.7	928.7	934.7	936.0	908.2	920.4	105.6
2018						749.5	775.3	767.9	772.1	767.8	150.7
2019							662.0	675.6	689.2	702.7	223.4
2020								680.2	732.7	742.4	344.0
2021									735.5	736.7	446.9
2022										662.6	614.1
Total										$6,551.6

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited									As of December 31,
	As of December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$70.6	$153.4	$205.5	$263.2	$295.6	$324.9	$343.3	$358.1	$369.5	$383.4
2014		97.4	155.6	220.5	267.0	302.9	335.7	352.9	369.3	379.4
2015			63.6	131.2	202.0	252.7	299.6	324.1	343.7	360.3
2016				79.0	167.9	237.9	294.3	346.0	379.4	419.5
2017					157.4	358.1	479.2	560.9	624.5	693.5
2018						87.0	243.7	344.7	414.4	484.5
2019							53.5	173.6	268.4	359.6
2020								93.5	203.7	309.8
2021									79.5	187.8
2022										24.2
Total										$3,602.0
All outstanding liabilities for unpaid losses and loss adjustment expenses before 2013, net of reinsurance										388.0
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$3,337.6

The following table presents supplementary information about average historical claims duration as of December 31, 2022 based on the cumulative incurred and paid losses and allocated loss adjustment expenses presented above.

	Average Annual Percentage Payout of Incurred Losses by Age (in Years), Net of Reinsurance
Unaudited	1	2	3	4	5	6	7	8	9	10
Insurance	22.0%	21.9%	13.8%	11.3%	7.1%	5.3%	2.9%	2.1%	1.6%	1.1%
Reinsurance	12.5%	16.4%	13.1%	10.4%	8.2%	6.3%	4.6%	3.3%	2.2%	2.9%

10K - 109

The following table reconciles the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses on the consolidated balance sheet.

(dollars in thousands)	December 31, 2022
Net outstanding liabilities
Insurance segment	$8,908,308
Reinsurance segment	3,337,587
Other underwriting	89,563
Program services and other fronting	9,982
Markel CATCo Re (see note 17)	347,921
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	12,693,361

Reinsurance recoverable on unpaid losses
Insurance segment	2,425,560
Reinsurance segment	277,854
Other underwriting	56,968
Program services and other fronting	5,234,502
Total reinsurance recoverable on unpaid losses	7,994,884

Unallocated loss adjustment expenses	326,275
Unamortized discount, net of acquisition fair value adjustments, included in unpaid losses and loss adjustment expenses	(66,622)
259,653
Total gross liability for unpaid losses and loss adjustment expenses	$20,947,898

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

At December 31, 2022, A&E reserves were $153.2 million and $54.5 million on a gross and net basis, respectively. At December 31, 2021, A&E reserves were $218.6 million and $66.2 million on a gross and net basis, respectively.

The Company's reserves for losses and loss adjustment expenses related to A&E exposures represent management's best estimate of ultimate settlement values based on statistical analysis of these reserves by the Company's actuaries. A&E exposures are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. A&E reserves could be subject to increases in the future, however, management believes the Company's gross and net A&E reserves at December 31, 2022 are adequate.

12. Reinsurance

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

10K - 110

Within its underwriting operations, the Company uses reinsurance and retrocessional reinsurance to manage its net retention on individual risks and overall exposure to losses while providing it with the ability to offer policies with sufficient limits to meet policyholder needs.

Within the Company's underwriting operations, at December 31, 2022 and 2021, balances recoverable from the ten largest reinsurers, by group, represented 62% and 63%, respectively, of reinsurance recoverables before considering reinsurance allowances and collateral. At December 31, 2022, the largest reinsurance balance was due from RenaissanceRe and represented 11% of reinsurance recoverables before considering reinsurance allowances and collateral.

Within its program services and other fronting businesses, the Company generally enters into quota share reinsurance agreements whereby the Company cedes to the capacity providers (reinsurers) substantially all of its gross liability under all policies issued by and on behalf of the Company by a general agent. However, there are certain programs that contain limits on the reinsurers' obligations to the Company that expose the Company to underwriting risk, including loss ratio caps, exclusions of the credit risk of producers and aggregate reinsurance limits that the Company believes are unlikely to be exceeded. The Company also remains exposed to the credit risk of the reinsurer, or the risk that one of its reinsurers becomes insolvent or otherwise unable or unwilling to pay policyholder claims. This credit risk is generally mitigated by either selecting well capitalized, highly rated authorized capacity providers or requiring that the capacity provider post substantial collateral to secure the reinsured risks, which, in some instances, exceeds the related reinsurance recoverable.

Within the Company's program services business, at December 31, 2022 and 2021, balances recoverable from the ten largest reinsurers, by group, represented 67% and 68%, respectively, of reinsurance recoverables before considering reinsurance allowances and collateral. At December 31, 2022, the largest reinsurance balance was due from Lloyd's of London (Lloyd's) and represented 13% of reinsurance recoverables before considering reinsurance allowances and collateral. All of the Company's other fronting business is conducted on behalf of its Nephila ILS operations; therefore, all of the reinsurance recoverables within these operations are attributable to entities it manages. See note 18.

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Year Ended December 31, 2022
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$8,085,812	$1,761,726	$(1,640,165)	$8,207,373
Earned	$7,379,766	$1,589,920	$(1,378,191)	$7,591,495
Program services and other fronting:
Written	2,644,138	710,006	(3,358,127)	(3,983)
Earned	2,688,804	656,885	(3,349,392)	(3,703)
Consolidated:
Written	$10,729,950	$2,471,732	$(4,998,292)	$8,203,390
Earned	$10,068,570	$2,246,805	$(4,727,583)	$7,587,792

	Year Ended December 31, 2021
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$6,863,229	$1,622,700	$(1,360,763)	$7,125,166
Earned	$6,275,078	$1,482,755	$(1,250,392)	$6,507,441
Program services and other fronting:
Written	2,644,955	307,798	(2,958,188)	(5,435)
Earned	2,453,990	261,591	(2,719,993)	(4,412)
Consolidated:
Written	$9,508,184	$1,930,498	$(4,318,951)	$7,119,731
Earned	$8,729,068	$1,744,346	$(3,970,385)	$6,503,029
10K - 111

	Year Ended December 31, 2020
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$5,715,038	$1,444,967	$(1,222,390)	$5,937,615
Earned	$5,357,888	$1,394,239	$(1,134,501)	$5,617,626
Program services and other fronting:
Written	2,038,743	67,917	(2,112,037)	(5,377)
Earned	2,084,888	74,847	(2,165,156)	(5,421)
Consolidated:
Written	$7,753,781	$1,512,884	$(3,334,427)	$5,932,238
Earned	$7,442,776	$1,469,086	$(3,299,657)	$5,612,205

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the years ended December 31, 2022, 2021 and 2020 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 38%, 38% and 37% for the years ended December 31, 2022, 2021 and 2020, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 30%, 27% and 26% for the years ended December 31, 2022, 2021 and 2020, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations were ceded. These losses totaled $3.0 billion and $2.5 billion for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Years ended December 31,
(dollars in thousands)	2022	2021	2020
Gross losses and loss adjustment expenses	$5,281,424	$4,477,752	$4,189,948
Ceded losses and loss adjustment expenses	(834,648)	(893,230)	(722,619)
Net losses and loss adjustment expenses	$4,446,776	$3,584,522	$3,467,329

13. Life and Annuity Benefits

The following table presents reserves for life and annuity benefits.

	December 31,
(dollars in thousands)	2022	2021
Life	$102,321	$113,797
Annuities	628,441	753,971
Accident and health	28,263	35,212
Total	$759,025	$902,980

Life and annuity benefit reserves are compiled on a reinsurance contract-by-contract basis and are discounted using standard actuarial techniques and cash flow models. Since the development of the life and annuity reinsurance reserves is based upon cash flow projection models, the Company must make estimates and assumptions based on cedent experience, industry mortality tables, and expense and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are generally locked-in for the life of the contract unless an unlocking event occurs. Loss recognition testing is performed to determine if existing policy benefit reserves, together with the present value of future gross premiums and expected investment income earned thereon, are adequate to cover the present value of future benefits, settlement and maintenance costs. If the existing policy benefit reserves are not sufficient, the locked-in assumptions are revised to current best estimate assumptions and a charge to earnings for life and annuity benefits is recognized at that time. See note 1(x) for information on changes to the accounting for life and annuity benefits beginning in 2023.
10K - 112

Life and annuity benefit reserves are also adjusted to the extent unrealized gains on the investments supporting the policy benefit reserves would result in a reserve deficiency if those gains were realized. As of December 31, 2021, the cumulative increase to life and annuity benefits attributable to unrealized gains on the underlying investment portfolio totaled $56.6 million, all of which reversed in 2022 as a result of an increase in the market yield on the investment securities supporting the policy benefit reserves. During 2021, the Company decreased life and annuity benefits by $63.0 million, reflecting an increase in the market yield on the investment securities supporting the policy benefit reserves, and increased the change in net unrealized holding gains included in other comprehensive loss by a corresponding amount. During 2020, the Company increased life and annuity benefits by $68.2 million, as a result of a decrease in the market yield on the investment securities supporting the policy benefit reserves, and decreased the change in net unrealized holding gains included in other comprehensive income by a corresponding amount.

Because of the assumptions and estimates used in establishing the Company's reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates. The average discount rate for the life and annuity benefit reserves was 2.3% as of December 31, 2022.

As of December 31, 2022, the largest life and annuity benefits reserve for a single contract was 33.7% of the total.

None of the annuities included in life and annuity benefits on the consolidated balance sheets are subject to discretionary withdrawal.

14. Senior Long-Term Debt and Other Debt

The following table summarizes the Company's senior long-term debt and other debt.

	December 31,
(dollars in thousands)	2022	2021
4.90% unsecured senior notes, due July 1, 2022, interest payable semi-annually, net of unamortized discount of $159 in 2021	$—	$349,815
3.625% unsecured senior notes, due March 30, 2023, interest payable semi-annually, net of unamortized discount of $50 in 2022 and $251 in 2021	249,940	249,702
3.50% unsecured senior notes, due November 1, 2027, interest payable semi-annually, net of unamortized discount of $1,161 in 2022 and $1,445 in 2021	298,502	298,136
3.35% unsecured senior notes, due September 17, 2029, interest payable semi-annually, net of unamortized discount of $1,668 in 2022 and $1,916 in 2021	297,997	297,700
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $800 in 2022 and $868 in 2021	129,004	128,932
5.0% unsecured senior notes, due March 30, 2043, interest payable semi-annually, net of unamortized discount of $4,535 in 2022 and $4,759 in 2021	245,214	244,978
5.0% unsecured senior notes, due April 5, 2046, interest payable semi-annually, net of unamortized discount of $5,689 in 2022 and $5,933 in 2021	493,585	493,310
4.30% unsecured senior notes, due November 1, 2047, interest payable semi-annually, net of unamortized discount of $3,669 in 2022 and $3,821 in 2021	295,691	295,512
5.0% unsecured senior notes, due May 20, 2049, interest payable semi-annually, net of unamortized discount of $6,900 in 2022 and $7,161 in 2021	591,927	591,621
4.15% unsecured senior notes, due September 17, 2050, interest payable semi-annually, net of unamortized discount of $4,917 in 2022 and $5,095 in 2021	494,342	494,138
3.45% unsecured senior notes, due May 7, 2052, interest payable semi-annually, net of unamortized discount of $8,182 in 2022 and $8,461 in 2021	590,689	590,378
Other debt, at various interest rates ranging from 2.1% to 9.9%	416,738	327,044
Senior long-term debt and other debt	$4,103,629	$4,361,266

In May 2021, the Company issued $600 million of 3.45% unsecured senior notes due May 2052. Net proceeds to the Company were $591.4 million, before expenses. The Company used a portion of these proceeds to retire its 4.90% unsecured senior notes due July 1, 2022 ($350.0 million aggregate principal outstanding at December 31, 2021).

The Company's 7.35% unsecured senior notes due August 15, 2034 are not redeemable. The Company's other unsecured senior notes are redeemable by the Company at any time, subject to payment of a make-whole premium to the noteholders. None of the Company's senior long-term debt is subject to any sinking fund requirements.
10K - 113

The Company's other debt includes $414.1 million and $287.6 million associated with its Markel Ventures subsidiaries as of December 31, 2022 and 2021, respectively, which includes amounts outstanding on their respective credit facilities. The Markel Ventures debt is non-recourse to the holding company and generally is secured by the assets of those subsidiaries.

Various of the Company's Markel Ventures subsidiaries maintain revolving credit facilities or lines of credit, which provide up to $620 million of aggregate capacity for working capital and other general operational purposes. A portion of the capacity on certain of these credit facilities may be used as security for letters of credit and other obligations. At December 31, 2022 and 2021, $238.1 million and $94.3 million, respectively, of borrowings were outstanding under these credit facilities. As of December 31, 2022, one of the Company's Markel Ventures subsidiaries was not in compliance with certain financial covenants of its revolving credit facility, which had an outstanding balance of $97.9 million as of December 31, 2022. The subsidiary is working with its lenders and anticipates amending the facility. This event is not expected to have a material effect on the Company’s consolidated financial condition or results of operations. At December 31, 2022, all of the Company's other subsidiaries were in compliance with all covenants contained in their respective credit facilities.

The estimated fair value of the Company's senior long-term debt and other debt was $3.5 billion and $5.0 billion at December 31, 2022 and 2021, respectively.

The following table summarizes the future principal payments due at maturity on senior long-term debt and other debt as of December 31, 2022.

Years Ending December 31,	(dollars in thousands)
2023	$399,604
2024	27,180
2025	24,934
2026	25,637
2027	444,335
2028 and thereafter	3,226,317
Total principal payments	$4,148,007
Net unamortized discount	(37,572)
Net unamortized debt issuance costs	(6,806)
Senior long-term debt and other debt	$4,103,629

The Company maintains a corporate revolving credit facility which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At the Company's discretion, up to $200 million of the total capacity may be used for letters of credit. The Company may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. The Company pays interest on balances outstanding under the facility and a utilization fee for letters of credit issued under the facility. The Company also pays a commitment fee (0.20% at December 31, 2022) on the unused portion of the facility based on the Company's leverage ratio as calculated under the credit agreement. The credit agreement includes financial covenants that require that the Company not exceed a maximum leverage ratio and maintain a minimum amount of consolidated net worth, as well as other customary covenants and events of default. At December 31, 2022 and 2021, the Company had no borrowings outstanding under this revolving credit facility. This facility expires in April 2024. As of December 31, 2022, the Company was in compliance with all covenants contained in its corporate revolving credit facility.

To the extent that the Company or any of its subsidiaries are not in compliance with the covenants under their respective credit facilities, access to such credit facilities could be restricted.

The Company paid $197.3 million, $178.6 million and $178.2 million in interest on its senior long-term debt and other debt during the years ended December 31, 2022, 2021 and 2020, respectively.

10K - 114

15. Income Taxes

Income (loss) before income taxes includes the following components, based on country of domicile.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
U.S. operations	$(109,311)	$2,263,748	$1,003,714
Foreign operations	(39,528)	868,445	(3,265)
Income (loss) before income taxes	$(148,839)	$3,132,193	$1,000,449

Income tax expense (benefit) includes the following components, based on the taxing authority to which taxes are paid. The Company's most significant U.K. and Bermuda subsidiaries have elected to be taxed as domestic corporations for U.S. tax purposes. U.S. income tax also includes state income tax expense, which is not material to the consolidated financial statements.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Current:
U.S. income tax	$222,074	$200,742	$182,046
Foreign income tax	12,042	29,811	(10,631)
Total current tax expense	234,116	230,553	171,415
Deferred:
U.S. income tax	(300,850)	438,240	(557)
Foreign income tax	19,098	15,665	(2,176)
Total deferred tax expense (benefit)	(281,752)	453,905	(2,733)
Income tax expense (benefit)	$(47,636)	$684,458	$168,682

For foreign subsidiaries that the Company has not elected to treat as domestic corporations for U.S. tax purposes, the Company is subject to the U.S. Global Intangible Low Taxes Income (GILTI) tax. The Company recognizes the impact of the GILTI tax as incurred, and for the years ended December 31, 2022, 2021 and 2020, GILTI tax was not material to the consolidated financial statements. Additionally, U.S. income taxes have not been recognized on any undistributed earnings of the Company's foreign subsidiaries that are considered indefinitely reinvested, the amount of which is not material to the consolidated financial statements.

The Company made net income tax payments of $251.5 million, $204.9 million and $241.7 million in 2022, 2021 and 2020, respectively. Income taxes payable were $2.2 million and $31.3 million at December 31, 2022 and 2021, respectively, and were included in other liabilities on the consolidated balance sheets. Income taxes receivable were $9.9 million and $18.9 million at December 31, 2022 and 2021, respectively, and were included in other assets on the consolidated balance sheets.

The following table presents a reconciliation of the Company's income taxes using the U.S. corporate income tax rate to the Company's income tax expense (benefit).

	Years Ended December 31,
(dollars in thousands)	2022		2021		2020
U.S. corporate tax rate	$(31,256)	21.0%	$657,760	21.0%	$210,093	21.0%
Increase (decrease) resulting from:
Tax-exempt investment income	(16,063)	10.8	(16,109)	(0.5)	(16,415)	(1.6)
Foreign operations	5,335	(3.6)	14,443	0.5	6,500	0.6
Impairment of goodwill	16,800	(11.3)	—	0.0	—	0.0
Markel CATCo Re income not subject to tax	(18,871)	12.7	—	0.0	—	0.0
Nondeductible (deductible) losses on certain foreign investments	(160)	0.1	1,240	0.0	(38,666)	(3.9)
Other	(3,421)	2.3	27,124	0.9	7,170	0.7
Income tax expense (benefit)	$(47,636)	32.0%	$684,458	21.9%	$168,682	16.8%
10K - 115

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2022	2021
Assets:
Unpaid losses and loss adjustment expenses	$170,518	$186,759
Unearned premiums	161,243	139,350
Lease liabilities	132,735	135,795
Life and annuity benefits	54,893	78,777
Accrued incentive compensation	39,469	50,806
Net operating loss carryforwards	25,305	47,510
Tax credit carryforwards	18,264	21,734
Other differences between financial reporting and tax bases	65,250	66,951
Total gross deferred tax assets	667,677	727,682
Less valuation allowance	(16,943)	(23,352)
Total gross deferred tax assets, net of allowance	650,734	704,330
Liabilities:
Investments	761,421	1,401,871
Goodwill and other intangible assets	180,186	185,195
Deferred policy acquisition costs	161,220	146,601
Property, plant and equipment	144,259	126,846
Right-of-use lease assets	127,398	127,313
Other differences between financial reporting and tax bases	113,065	129,866
Total gross deferred tax liabilities	1,487,549	2,117,692
Net deferred tax liability	$836,815	$1,413,362

Deferred tax assets and liabilities are recorded on the consolidated balance sheets on a net basis by taxing jurisdiction. As of December 31, 2022 and 2021, the Company's consolidated balance sheets included net deferred tax liabilities of $874.0 million and $1.4 billion, respectively, in other liabilities and net deferred tax assets of $37.2 million and $18.4 million, respectively, in other assets.

At December 31, 2022, the Company had tax credit carryforwards of $18.3 million, substantially all of which related to foreign tax credits to be used against U.S. income tax. The Company expects to utilize all tax credit carryforwards before expiration. The earliest any of these credits will expire is 2031.

At December 31, 2022, the Company also had net operating losses of $82.0 million that can be used to offset future taxable income, most of which is attributable to losses of certain branch operations in Europe incurred in their local jurisdictions. The Company's ability to use the majority of these losses is not subject to expiration. As described below, the deferred tax assets related to losses at certain of the Company's subsidiaries and branches are offset by valuation allowances.

At December 31, 2022, the Company had total gross deferred tax assets of $667.7 million. The Company has a valuation allowance of $16.9 million to offset gross deferred tax assets primarily attributable to cumulative net operating losses at certain of the Company's subsidiaries and branches. The Company believes that it is more likely than not that it will realize the remaining $650.7 million of gross deferred tax assets through generating taxable income or the reversal of existing temporary differences attributable to the gross deferred tax liabilities. Additionally, the Company's net deferred tax liability for investments includes deferred tax assets attributed to its unrealized losses on fixed maturity securities. The Company has the ability and intent to execute a tax planning strategy such that it is more likely than not that all of these deferred tax assets will be realized.

At December 31, 2022, the Company did not have any material unrecognized tax benefits. The Company does not anticipate any changes in unrecognized tax benefits during 2023 that would have a material impact on the Company's income tax provision.
10K - 116

The Company is subject to income tax in the U.S. and in foreign jurisdictions. The Internal Revenue Service is currently examining the Company's 2017 U.S. federal income tax return. The Company believes its income tax liabilities are adequate as of December 31, 2022, however, these liabilities could be adjusted as a result of this examination. With few exceptions, the Company is no longer subject to income tax examination by tax authorities for years ended before January 1, 2017.

16. Employee Benefit Plans

a) The Company maintains defined contribution plans for employees of its U.S. insurance operations in accordance with Section 401(k) of the U.S. Internal Revenue Code of 1986. Employees of the Company's Markel Ventures subsidiaries are provided post-retirement benefits under separate defined contribution plans. The Company also provides various defined contribution plans for employees of its international insurance operations, which are in line with local market terms and conditions of employment. Expenses relating to the Company's defined contribution plans were $57.9 million, $52.7 million and $48.6 million in 2022, 2021 and 2020, respectively.

b) The Terra Nova Pension Plan is a defined benefit plan that covers certain employees in the Company's international insurance operations who meet the eligibility conditions set out in the plan. The plan has been closed to new participants since 2001, and employees have not accrued benefits for future service in the plan since April 2012. The projected benefit obligations of the Terra Nova Pension Plan as of December 31, 2022 and 2021 were $108.5 million and $210.2 million, respectively, and the related fair value of plan assets was $171.7 million and $243.6 million, respectively. The corresponding net asset for pension benefits, also referred to as the funded status of the plan, at December 31, 2022 and 2021 was included in other assets on the Company's consolidated balance sheets.

17. Variable Interest Entities

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

In March 2022, the Company completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Under the terms of the transaction, the Company provided cash funding of $45.1 million to purchase substantially all of the Markel CATCo Funds' interests in Markel CATCo Re. See note 21 for further details regarding the terms of the buy-out transaction. As part of the transaction, substantially all of the preference shares held by investors in the Markel CATCo Funds were redeemed, including preference shares previously held by the Company. See note 5 for details regarding the Company's investment in the Markel CATCo Funds.

During June 2022, the Company received a return of $24.9 million of the capital it provided in March 2022 and the related preference shares were redeemed. As of December 31, 2022, the Company's investment in the remaining preference shares of Markel CATCo Re totaled $20.1 million, which comprised 23% of the equity of Markel CATCo Re. Through that investment, the Company has exposure to adverse loss development on reinsurance contracts previously written by Markel CATCo Re for loss events that occurred from 2014 to 2020. If loss reserves held by Markel CATCo Re are sufficient to settle claims on the remaining open contracts, the Company will receive a full return of the remaining $20.1 million in capital. Favorable development on loss reserves held by Markel CATCo Re, less operating expenses, will be distributed to the Markel CATCo Funds, and ultimately to investors in the Markel CATCo Funds.

Markel CATCo Re is considered a VIE, as the equity at risk does not have the right to receive residual returns that exceed the capital provided by the Company in the buy-out transaction. As a result of the preference shares acquired by the Company in the buy-out transaction, and the voting shares held by its consolidated subsidiary, MCIM, the Company consolidates Markel CATCo Re as its primary beneficiary. Results attributed to the run-off of Markel CATCo Re are reported with the Company's other ILS operations, within services and other revenues and expenses, and are not included in a reportable segment. For the
10K - 117

year ended December 31, 2022, there was $89.9 million of favorable loss reserve development on the run-off of reinsurance contracts written by Markel CATCo Re, all of which was included in services and other expenses and attributable to noncontrolling interests.

The Company's consolidated balance sheet includes the following amounts attributable to Markel CATCo Re.

(dollars in thousands)	December 31, 2022
Assets
Cash and cash equivalents	$104,443
Restricted cash and cash equivalents	317,577
Other assets and receivables due from cedents	41,357
Total Assets	$463,377

Liabilities and Equity
Unpaid losses and loss adjustment expenses	$347,921
Other liabilities	26,717
Total Liabilities	374,638
Shareholders' equity	21,139
Noncontrolling interests	67,600
Total Equity	88,739
Total Liabilities and Equity	$463,377

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

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate and specialty markets, Nephila also acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies, Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). Nephila receives management fees for investment and insurance management services provided through its insurance-linked securities operations primarily based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on their annual performance. Prior to the disposition of Velocity in February 2022, Nephila also provided managing general agent services to the Nephila Reinsurers in exchange for commissions. For the years ended December 31, 2022, 2021 and 2020, total revenues attributed to unconsolidated entities managed by Nephila were $79.5 million, $141.9 million and $152.0 million, respectively.

Through the Company's program services and other fronting operations, as well as its underwriting operations, the Company has programs with Nephila through which the Company writes insurance policies that are either partially or fully ceded to Nephila Reinsurers. Through the Company's program services and other fronting platforms, Nephila utilizes certain of the Company's licensed insurance companies to write U.S. catastrophe exposed property risk that is then ceded to Nephila Reinsurers. For the years ended December 31, 2022, 2021 and 2020, gross premiums written through the Company's program services and other fronting platforms on behalf of Nephila were $1.0 billion, $689.2 million and $412.4 million, respectively, all of which were ceded to Nephila Reinsurers. Through the Company's insurance underwriting operations, the Company has a quota share agreement with Nephila through which it cedes a portion of its property business to Nephila Reinsurers. For the years ended December 31, 2022, 2021 and 2020, the Company's underwriting operations ceded premiums of $65.6 million, $55.0 million and $47.6 million, respectively, to Nephila Reinsurers as part of its quota share agreement.
10K - 118

As of December 31, 2022 and 2021, reinsurance recoverables on the consolidated balance sheets included $1.4 billion and $807.0 million, respectively, due from Nephila Reinsurers. Under its programs with Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

Hagerty

The Company holds a minority ownership interest in Hagerty, which operates primarily as a managing general agent and also includes Hagerty Reinsurance Limited (Hagerty Re), a Bermuda Class 3 reinsurance company. Through the Company's underwriting operations, the Company underwrites insurance for Hagerty, and a portion of this insurance is ceded to Hagerty Re. For the years ended December 31, 2022, 2021 and 2020, the Company's gross written premiums attributable to Hagerty were $689.7 million, $596.9 million and $506.7 million, respectively, of which $456.6 million, $338.9 million and $239.3 million, respectively, were ceded to Hagerty Re. As of December 31, 2022 and 2021, reinsurance recoverables on the consolidated balance sheets included $159.7 million and $95.6 million, respectively, due from Hagerty Re.

19. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Years Ended December 31,
(in thousands)	2022	2021
Issued and outstanding common shares, beginning of year	13,632	13,783
Issuance of common shares	24	18
Repurchase of common shares	(233)	(169)
Issued and outstanding common shares, end of year	13,423	13,632

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at December 31, 2022 and 2021. The Company has the option to redeem the preferred shares:

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
10K - 119

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

For both years ended December 31, 2022 and 2021, the Company declared and paid dividends on preferred shares of $36.0 million, or $60.00 per share.

c) The following table presents net income (loss) per common share and diluted net income (loss) per common share.

	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Net income (loss) to common shareholders	$(250,123)	$2,389,003	$797,630
Adjustment of redeemable noncontrolling interests	(69,896)	46,874	(28,705)
Adjusted net income (loss) to common shareholders	$(320,019)	$2,435,877	$768,925

Basic common shares outstanding	13,580	13,768	13,811
Dilutive potential common shares from restricted stock units and restricted stock (1) (2)	—	32	12
Diluted common shares outstanding	13,580	13,800	13,823
Basic net income (loss) per common share	$(23.57)	$176.92	$55.67
Diluted net income (loss) per common share (1) (2)	$(23.57)	$176.51	$55.63
(1)    The Company has issued grants and awards of restricted stock units to employees as performance, retention or hiring incentives, as well as awards of restricted stock to non-employee directors, under its equity incentive compensation plan. At December 31, 2022, there were 116,431 shares available for future awards under the Company's equity incentive compensation plan.
(2)    The impact of 33 thousand shares from restricted stock units and restricted stock was excluded from the computation of diluted net loss per common share for the year ended December 31, 2022 because the effect would have been anti-dilutive.

20. Other Comprehensive Income

Other comprehensive income includes changes in net unrealized gains (losses) on available-for-sale investments, which is comprised of net holding gains (losses) arising during the period, changes in unrealized other-than-temporary impairment losses, if any, and reclassification adjustments for net realized gains included in net income. Other comprehensive income also includes changes in foreign currency translation adjustments and changes in net actuarial pension loss. The following table presents the change in accumulated other comprehensive income (loss) by component, net of noncontrolling interests.

(dollars in thousands)	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency	Net Actuarial Pension Loss	Accumulated other comprehensive income (loss)
December 31, 2019	$346,037	$(86,249)	$(51,016)	$208,772
Total other comprehensive income (loss) before income taxes	442,089	29,829	(8,849)	463,069
Income tax (expense) benefit	(89,316)	—	1,851	(87,465)
Total other comprehensive income (loss)	352,773	29,829	(6,998)	375,604
December 31, 2020	$698,810	$(56,420)	$(58,014)	$584,376
Total other comprehensive income (loss) before income taxes	(450,096)	(2,091)	10,663	(441,524)
Income tax (expense) benefit	95,158	1,880	(2,273)	94,765
Total other comprehensive income (loss)	(354,938)	(211)	8,390	(346,759)
December 31, 2021	$343,872	$(56,631)	$(49,624)	$237,617
Total other comprehensive income (loss) before income taxes	(1,407,316)	(9,677)	31,222	(1,385,771)
Income tax (expense) benefit	297,168	401	(6,492)	291,077
Total other comprehensive income (loss)	(1,110,148)	(9,276)	24,730	(1,094,694)
December 31, 2022	$(766,276)	$(65,907)	$(24,894)	$(857,077)

10K - 120

21. Commitments and Contingencies

a) In March 2022, the Company completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds, which are currently in run-off, that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Under the terms of the transaction, the Company provided cash funding of $45.1 million to purchase substantially all of the Markel CATCo Funds' investments in Markel CATCo Re and also provided tail risk cover of $142.7 million to Markel CATCo Re to allow for the release of collateral to investors. In order to complete the transaction, the Company also made $101.9 million in additional payments, net of insurance proceeds, to or for the benefit of investors, which were recognized as an expense to the Company and included in services and other expenses for the year ended December 31, 2022. In conjunction with the buy-out transaction, all investors holding securities in the Markel CATCo Funds, the Markel CATCo Group Companies (MCIM, the Markel CATCo Funds and Markel CATCo Re), Markel Corporation and each of their related parties, among others, granted mutual releases of all claims related to the transaction, the Markel CATCo Group Companies' businesses and the investors' investments in the Funds, including any pending litigation. See note 17 for further details about the Company's Markel CATCo operations and the buy-out transaction.

b) Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

22. Statutory Financial Information

a) The following table summarizes statutory capital and surplus for the Company's insurance subsidiaries.

	December 31,
(dollars in thousands)	2022	2021
United States	$5,236,793	$4,493,310
United Kingdom	$749,495	$736,575
Bermuda	$1,895,132	$2,106,606
Germany	$125,194	$95,693

As of December 31, 2022, the Company's actual statutory capital and surplus significantly exceeded the regulatory requirements. As a result, the amount of statutory capital and surplus necessary to satisfy regulatory requirements is not significant in relation to actual statutory capital and surplus.

The following table summarizes statutory net income (loss) for the Company's insurance subsidiaries.

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
United States	$689,341	$705,908	$616,135
United Kingdom	$35,719	$56,546	$(25,776)
Bermuda	$(144,239)	$556,275	$228,740
Germany	$(2,471)	$1,780	$(4,628)

Amounts presented for the Company's U.S. insurance subsidiaries have been calculated in accordance with prescribed statutory accounting rules. For the Company's international insurance subsidiaries, the regulations that govern the calculation of statutory capital and surplus do not provide requirements for the calculation of net income. Rather, such amounts are reported in accordance with a basis of accounting permitted by their respective regulator. Amounts presented for the Company's U.K., Bermuda and German insurance subsidiaries have been calculated in accordance with U.K. GAAP, U.S. GAAP and German GAAP, respectively.

United States

The laws of the domicile states of the Company's U.S. insurance subsidiaries govern the amount of dividends that may be paid to the Company. Generally, statutes in the domicile states of the Company's U.S. insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. As of December 31, 2022, the Company's U.S. insurance
10K - 121

subsidiaries could pay up to $655.6 million to the holding company during the following 12 months under the ordinary dividend regulations.

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

United Kingdom

The Company's U.K. insurance subsidiary, Markel International Insurance Company Limited (MIICL), and its Lloyd's managing agent, Markel Syndicate Management Limited (MSM), are authorized by the Prudential Regulation Authority (PRA) and regulated by both the PRA and the Financial Conduct Authority (FCA). The PRA oversees compliance with established periodic auditing and reporting requirements, minimum solvency margins and individual capital assessment requirements under the Solvency II Directive (Solvency II) and imposes dividend restrictions, while both the PRA and the FCA oversee compliance with risk assessment reviews and various other requirements. MIICL is required to give advance notice to the PRA for any transaction or proposed transaction with a connected or related person. MSM is required to satisfy the solvency requirements of Lloyd's. In addition, the Company's U.K. subsidiaries must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose. Earnings of the Company's U.K. insurance subsidiaries are available for distribution to the holding company to the extent not otherwise restricted.

Bermuda

The Company's Bermuda insurance subsidiary, Markel Bermuda Limited (MBL), is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. At December 31, 2022, MBL satisfied both the enhanced capital requirements and the minimum solvency and liquidity requirements.

Under the Bermuda Insurance Act, MBL is prohibited from paying or declaring dividends during a fiscal year if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of the dividend would cause a breach of those requirements. If an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (BMA). Further, MBL is prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus as set forth in its previous year's statutory balance sheet unless at least seven days before payment of those dividends it files with the BMA an affidavit stating that it will continue to meet its solvency margin and minimum liquidity ratio. MBL must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. In addition, as a long-term insurer, MBL may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by MBL's approved actuary, exceeds the liabilities of its long-term business. The amount of the dividend cannot exceed the aggregate of that excess and any other funds legally available for the payment of the dividend. As of December 31, 2022, MBL could pay up to $473.8 million to the holding company during the following 12 months without making any additional filings with the BMA.

Germany

The Company's German insurance subsidiary, Markel Insurance SE, is regulated by the Federal Financial Conduct Authority in Germany and is also subject to capital and solvency requirements under Solvency II.

b) Lloyd's sets the corporate members' required capital annually based on each syndicates' business plans, rating environment, reserving environment and input arising from Lloyd's discussions with, among others, regulatory and rating agencies. Such required capital is referred to as Funds at Lloyd's (FAL) and comprises cash and investments. The amount of cash and investments held as FAL as of December 31, 2022 was $873.0 million. Of this amount, $335.4 million was provided by the holding company and is not available for general use by the Company. The remaining amount, provided by the Company's insurance subsidiaries, is not available for distribution to the holding company. The Company's corporate member may also be required to maintain funds under the control of Lloyd's in excess of its capital requirements and such funds also may not be available for distribution to the holding company.
10K - 122

23. Markel Corporation (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial position, results of operations and cash flows of Markel Corporation.

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
	(dollars in thousands)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $164,100 in 2022 and $210,111 in 2021)	$154,039	$228,705
Equity securities (cost of $1,107,796 in 2022 and $1,771,597 in 2021)	1,473,116	2,784,189
Short-term investments, available-for-sale (estimated fair value approximates cost)	1,436,387	1,474,997
Total Investments	3,063,542	4,487,891
Cash and cash equivalents	594,101	763,985
Restricted cash and cash equivalents	21,146	15,485
Receivables	13,070	18,770
Investments in consolidated subsidiaries	12,905,353	13,298,971
Notes receivable from subsidiaries	60,111	135,756
Income taxes receivable	—	48,344
Other assets	445,875	408,161
Total Assets	$17,103,198	$19,177,363
LIABILITIES AND SHAREHOLDERS' EQUITY
Senior long-term debt	$3,686,892	$4,034,223
Notes payable to subsidiaries	—	32,753
Income taxes payable	120,616	—
Net deferred tax liability	148,365	295,289
Other liabilities	81,791	97,748
Total Liabilities	4,037,664	4,460,013
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,493,893	3,441,079
Retained earnings	9,836,827	10,446,763
Accumulated other comprehensive income (loss)	(857,077)	237,617
Total Shareholders' Equity	13,065,534	14,717,350
Total Liabilities and Shareholders' Equity	$17,103,198	$19,177,363

10K - 123

CONDENSED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
REVENUES
Net investment income	$34,781	$9,099	$22,037
Dividends on common stock of consolidated subsidiaries	278,557	1,081,988	466,244
Net investment gains (losses):
Net realized investment gains	7,620	23,652	27,774
Change in fair value of equity securities	(397,906)	514,727	82,389
Net investment gains (losses)	(390,286)	538,379	110,163
Gain on sale of subsidiary	107,293	—	—
Other revenues (losses)	(29,487)	11,078	(4,011)
Total Revenues	858	1,640,544	594,433
EXPENSES
Services and other expenses	111,848	22,379	1,025
Interest expense	172,125	185,568	187,562
Net foreign exchange losses (gains)	(13,143)	(6,236)	6,823
Total Expenses	270,830	201,711	195,410
Income (Loss) Before Equity in Undistributed Earnings (Losses) of Consolidated Subsidiaries and Income Taxes	(269,972)	1,438,833	399,023
Equity in undistributed earnings (losses) of consolidated subsidiaries	(69,971)	1,081,976	400,289
Income tax (expense) benefit	125,820	(95,806)	16,718
Net Income (Loss) to Shareholders	(214,123)	2,425,003	816,030
Preferred stock dividends	(36,000)	(36,000)	(18,400)
Net Income (Loss) to Common Shareholders	$(250,123)	$2,389,003	$797,630
OTHER COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$(24,465)	$(5,885)	$21,482
Consolidated subsidiaries' net holding gains (losses) arising during the period	(1,130,589)	(342,430)	334,677
Reclassification adjustments for net gains (losses) included in net income (loss) to shareholders	1,965	(34)	(14,937)
Consolidated subsidiaries' reclassification adjustments for net gains (losses) included in net income (loss) to shareholders	42,941	(6,589)	11,551
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(1,110,148)	(354,938)	352,773
Consolidated subsidiaries' change in foreign currency translation adjustments, net of taxes	(9,276)	(211)	29,829
Consolidated subsidiaries' change in net actuarial pension loss, net of taxes	24,730	8,390	(6,998)
Total Other Comprehensive Income (Loss) to Shareholders	(1,094,694)	(346,759)	375,604
Comprehensive Income (Loss) to Shareholders	$(1,308,817)	$2,078,244	$1,191,634

10K - 124

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss) to shareholders	$(214,123)	$2,425,003	$816,030
Adjustments to reconcile net income (loss) to shareholders to net cash provided by operating activities	487,259	(2,213,261)	(708,162)
Net Cash Provided By Operating Activities	273,136	211,742	107,868
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	13,047	37,607	319,502
Proceeds from sales of equity securities	65,379	105,700	276,637
Cost of equity securities purchased	(16,660)	(73,644)	(90,459)
Net change in short-term investments	58,970	(224,646)	(522,666)
Return of capital from subsidiaries	—	17,193	15,164
Decrease (increase) in notes receivable due from subsidiaries	75,645	(50,000)	(25,000)
Capital contributions to subsidiaries (1)	(94,585)	(271,729)	(605,426)
Proceeds from sale of subsidiary	165,615	—	—
Cost of equity method investments	—	(38,550)	(4,917)
Other	4,779	(5,368)	17,984
Net Cash Provided (Used) By Investing Activities	272,190	(503,437)	(619,181)
FINANCING ACTIVITIES
Repayment of senior long-term debt	(350,000)	—	—
Additions to senior long-term debt	—	591,354	—
Decrease in notes payable to subsidiaries	(32,753)	—	(50,000)
Repurchases of common stock	(290,796)	(206,518)	(26,832)
Issuance of preferred stock, net	—	—	591,891
Dividends paid on preferred stock	(36,000)	(36,000)	(18,400)
Other	—	(1,181)	15
Net Cash Provided (Used) By Financing Activities	(709,549)	347,655	496,674
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(164,223)	55,960	(14,639)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	779,470	723,510	738,149
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF YEAR	$615,247	$779,470	$723,510
(1)    The holding company made non-cash capital contributions in the form of investments to its subsidiaries totaling $924.0 million and $49.5 million for the years ended December 31, 2022 and 2020, respectively. There were no non-cash capital contributions made to subsidiaries for the year ended December 31, 2021.
10K - 125

24. Immaterial Correction to Prior Period Financial Statements for Accounting Policy Change

The Company defers and amortizes costs directly related to the successful acquisition of new or renewal insurance contracts over the related policy period, generally one year. Previously, the Company did not defer salaries and benefits associated with the successful acquisition of insurance contracts, as such amounts were quantified and assessed each period and were deemed not to be material to the consolidated financial statements. Effective January 1, 2022, the Company changed its accounting policy to defer salaries and benefits associated with the successful acquisition of insurance contracts in accordance with the requirements of FASB ASC 944, Financial Services–Insurance.

To reflect the change in accounting policy, the Company made a cumulative adjustment to increase deferred policy acquisition costs by $28.2 million, increase deferred tax liabilities by $5.9 million and increase retained earnings by $22.3 million as of January 1, 2020, which is the beginning of the earliest year presented in the consolidated financial statements included herein. These increases in deferred policy acquisition costs, deferred tax liabilities and retained earnings are reflected as increases to the previously reported amounts in the Company's consolidated balance sheet as of December 31, 2021 and as an adjustment to retained earnings as of January 1, 2020 in the accompanying consolidated statement of changes in equity for the year ended December 31, 2020. The Company considered both the quantitative and qualitative factors within the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that the impact of the change in accounting policy was not material to the Company's previously issued consolidated financial statements. The Company did not adjust the amounts previously presented in the consolidated statements of income and comprehensive income for the years ended December 31, 2020 and 2021 for the change in accounting policy as the effects were not material. The cumulative income statement effect for those periods was included in the consolidated statement of loss and comprehensive loss for the year ended December 31, 2022.
10K - 126

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls), as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). This evaluation was conducted under the supervision and with the participation of our management, including the Principal Executive Officer (PEO) and the Principal Financial Officer (PFO).

Based upon this evaluation, the PEO and PFO concluded that effective Disclosure Controls were in place to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Under the supervision and with the participation of management, including the PEO and the PFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

10K - 127

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Markel Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Markel Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Richmond, Virginia
February 17, 2023
10K - 128

PART III

Except for the information set forth under "Information About Our Executive Officers" in Part I, the information required by Part III (Items 10, 11 (excluding information required pursuant to Item 402(v) of Regulation S-K), 12, 13 and 14) will be incorporated by reference from the Company's Proxy Statement for its 2023 Annual Meeting of Shareholders pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

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

(b) Exhibits
See Exhibit Index.
10K - 129

EXHIBIT INDEX

Exhibit No.	Document Description

3.1(a)	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 13, 2011)

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 27, 2020)

3.2	Bylaws, as amended and restated January 1, 2023**

4.1	Description of Registrant's Securities**

4.2(a)
Indenture dated as of June 5, 2001 between Markel Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference from Exhibit 4.1 in the Registrant's report on Form 8-K filed with the Commission June 5, 2001)

4.2(b)
Form of Third Supplemental Indenture dated as of August 13, 2004 between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission August 11, 2004)

4.2(c)
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.2(d)
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.2(e)
Form of Tenth Supplemental Indenture dated as of April 5, 2016 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 31, 2016)

4.2(f)
Eleventh Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.2(g)
Twelfth Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.2(h)
Thirteenth Supplemental Indenture, dated as of May 20, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 20, 2019)

4.2(i)
Fourteenth Supplemental Indenture, dated as of September 17, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission September 17, 2019)

4.2(j)
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

10K - 130

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

Exhibit No.	Document Description

10.1(a)
Credit Agreement, dated as of April 10, 2019, among Markel Corporation, Markel Bermuda Limited, Markel Global Reinsurance Company, Alterra Finance LLC, the lenders party from time to time thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission April 12, 2019)

10.1(b)
First Amendment to Credit Agreement, dated as of December 13, 2019, among Markel Corporation, Markel Bermuda Limited, Markel Global Reinsurance Company, Alterra Finance LLC and Wells Fargo National Association (incorporated by reference from Exhibit 10.1(b) in the Registrant's Report on Form 10-K filed with the Commission for the year ended December 31, 2019)

10.2
Form of Amended and Restated Employment Agreement with Anthony F. Markel (incorporated by reference from Exhibit 10.4 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2008)*

10.3(a)
Amended and Restated Employment Agreement with Steven A. Markel (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended September 30, 2015)*

10.3(b)
Amendment dated as of December 31, 2017 to Amended and Restated Employment Agreement with Steven A. Markel (incorporated by reference from Exhibit 10.6 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2017)*

10.4(a)
Form of Amended and Restated Executive Employment Agreement with Thomas S. Gayner and Richard R. Whitt, III (incorporated by reference from Exhibit 10.4 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2021)*

10.4(b)
Amendment to Executive Employment Agreement with Richard R. Whitt, III (incorporated by reference from Exhibit 10.1 in the Registrant's report on 10-Q filed with the Commission for the quarter ended September 30, 2022)*

10.5
Form of Amended and Restated Executive Employment Agreement with Andrew G. Crowley, Robert C. Cox, Michael R. Heaton, Jeremy A. Noble and Richard R. Grinnan (incorporated by reference from Exhibit 10.5 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2021)*

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

10.10(b)
Form of Performance-Based Restricted Stock Unit Award Agreement (adopted 2019) for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.15(i) in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2019)*

10K - 131

10.10(c)
Form of Restricted Stock Award Agreement for Outside Directors for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2020)*

10.10(d)
Form of Performance-Based Restricted Stock Unit Award Agreement (adopted 2021) for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.1(a) in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended March 31, 2021)*

10.10(e)
Form of Time-Based Restricted Stock Unit Award Agreement (adopted 2021) for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.1(b) in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended March 31, 2021)*

10.10(f)	Form of Performance-Based Restricted Unit Award Agreement (adopted 2022) for Executive Officers for the 2016 Equity Incentive Compensation Plan* **

10.10(g)	Form of Time-Based Restricted Stock Unit Award Agreement (adopted 2022) for Executive Officers for the 2016 Equity Incentive Compensation Plan* **

10.10(h)	Restricted Stock Units Deferral Election Form**

10.11	Markel Corporation 2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission May 15, 2020)*

21	Certain Subsidiaries of Markel Corporation**

23	Consent of KPMG LLP**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 17, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Indicates management contract or compensatory plan or arrangement
**    Filed with this report

10K - 132

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL CORPORATION

/s/ Thomas S. Gayner	/s/ Brian J. Costanzo
Thomas S. Gayner	Brian J. Costanzo
Chief Executive Officer	Senior Vice President, Finance, Chief Accounting Officer and Controller
(Principal Executive Officer)	(Principal Financial Officer)
February 17, 2023	February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven A. Markel	Chairman of the Board	February 17, 2023
Steven A. Markel

/s/ Thomas S. Gayner	Director, Chief Executive Officer	February 17, 2023
Thomas S. Gayner	(Principal Executive Officer)

/s/ Brian J. Costanzo	Senior Vice President, Finance, Chief Accounting Officer and Controller	February 17, 2023
Brian J. Costanzo	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Mark M. Besca	Director	February 17, 2023
Mark M. Besca

/s/ K. Bruce Connell	Director	February 17, 2023
K. Bruce Connell

/s/ Greta J. Harris	Director	February 17, 2023
Greta J. Harris

/s/ Morgan E. Housel	Director	February 17, 2023
Morgan E. Housel

/s/ Diane Leopold	Director	February 17, 2023
Diane Leopold

/s/ Anthony F. Markel	Director	February 17, 2023
Anthony F. Markel

/s/ Harold L. Morrison, Jr.	Director	February 17, 2023
Harold L. Morrison, Jr.

/s/ Michael O'Reilly	Director	February 17, 2023
Michael O'Reilly

/s/ A. Lynne Puckett	Director	February 17, 2023
A. Lynne Puckett
10K - 133