Form 10-Q
period 2023-03-31
MARKEL CORP
filed 2023-04-26
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at April 19, 2023: 13,346,714

Markel Corporation
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $13,142,991 in 2023 and $12,805,887 in 2022)	$12,403,118	$11,856,835
Equity securities (cost of $3,169,913 in 2023 and $3,100,040 in 2022)	8,113,476	7,671,912
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,487,501	2,669,262
Total Investments	23,004,095	22,198,009
Cash and cash equivalents	4,031,952	4,137,432
Restricted cash and cash equivalents	972,901	1,084,081
Receivables	3,192,078	2,961,056
Reinsurance recoverables	8,585,580	8,446,745
Deferred policy acquisition costs	994,365	925,483
Prepaid reinsurance premiums	2,162,117	2,066,114
Goodwill	2,642,877	2,638,838
Intangible assets	1,706,206	1,747,464
Other assets	3,650,090	3,586,037
Total Assets	$50,942,261	$49,791,259
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$21,306,793	$20,947,898
Life and annuity benefits	668,848	650,721
Unearned premiums	6,570,373	6,220,748
Payables to insurance and reinsurance companies	800,371	669,742
Senior long-term debt and other debt (estimated fair value of $3,450,000 in 2023 and $3,541,000 in 2022)	3,896,766	4,103,629
Other liabilities	3,417,906	3,461,482
Total Liabilities	36,661,057	36,054,220
Redeemable noncontrolling interests	491,883	523,154
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,506,972	3,493,893
Retained earnings	10,255,401	9,832,804
Accumulated other comprehensive loss	(609,781)	(767,494)
Total Shareholders' Equity	13,744,483	13,151,094
Noncontrolling interests	44,838	62,791
Total Equity	13,789,321	13,213,885
Total Liabilities and Equity	$50,942,261	$49,791,259

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$1,967,704	$1,759,770
Net investment income	159,335	92,304
Net investment gains (losses)	372,563	(358,399)
Products revenues	577,926	481,621
Services and other revenues	565,861	630,940
Total Operating Revenues	3,643,389	2,606,236
OPERATING EXPENSES
Losses and loss adjustment expenses	1,173,014	972,372
Underwriting, acquisition and insurance expenses	675,705	590,365
Products expenses	515,756	447,819
Services and other expenses	480,619	589,891
Amortization of intangible assets	44,399	46,049
Total Operating Expenses	2,889,493	2,646,496
Operating Income (Loss)	753,896	(40,260)
Interest expense	(49,438)	(49,692)
Net foreign exchange gains (losses)	(32,928)	23,004
Income (Loss) Before Income Taxes	671,530	(66,948)
Income tax (expense) benefit	(133,731)	18,136
Net Income (Loss)	537,799	(48,812)
Net income attributable to noncontrolling interests	(49,147)	(2,929)
Net Income (Loss) to Shareholders	488,652	(51,741)
Preferred stock dividends	—	—
Net Income (Loss) to Common Shareholders	$488,652	$(51,741)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$161,206	$(521,200)
Reclassification adjustments for net losses included in net income (loss)	2,994	437
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	164,200	(520,763)
Change in discount rate for life and annuity benefits, net of taxes	(9,052)	60,693
Change in foreign currency translation adjustments, net of taxes	2,579	(1,248)
Change in net actuarial pension loss, net of taxes	18	1,132
Total Other Comprehensive Income (Loss)	157,745	(460,186)
Comprehensive Income (Loss)	695,544	(508,998)
Comprehensive income attributable to noncontrolling interests	(49,179)	(2,916)
Comprehensive Income (Loss) to Shareholders	$646,365	$(511,914)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$37.33	$(6.50)
Diluted	$37.26	$(6.50)

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Three Months Ended March 31, 2023	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2022	$591,891	$3,493,893	$9,832,804	$(767,494)	$13,151,094	$62,791	$13,213,885	$523,154
Net income			488,652	—	488,652	44,693	533,345	4,454
Other comprehensive income			—	157,713	157,713	—	157,713	32
Comprehensive Income					646,365	44,693	691,058	4,486
Repurchase of common stock	—	—	(81,964)	—	(81,964)	—	(81,964)	—
Restricted stock awards expensed	—	21,698	—	—	21,698	—	21,698	—
Adjustment of redeemable noncontrolling interests	—	—	13,473	—	13,473	—	13,473	(13,473)
Purchase of noncontrolling interest	—	(8,619)	—	—	(8,619)	—	(8,619)	(13,046)
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(62,646)	(62,646)	—
Other	—	—	2,436	—	2,436	—	2,436	(9,238)
March 31, 2023	$591,891	$3,506,972	$10,255,401	$(609,781)	$13,744,483	$44,838	$13,789,321	$491,883

Three Months Ended March 31, 2022	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2021	$591,891	$3,441,079	$10,444,895	$222,007	$14,699,872	$22,860	$14,722,732	$461,378
Net income (loss)			(51,741)	—	(51,741)	(573)	(52,314)	3,502
Other comprehensive loss			—	(460,173)	(460,173)	—	(460,173)	(13)
Comprehensive Income (Loss)					(511,914)	(573)	(512,487)	3,489
Repurchase of common stock	—	—	(79,296)	—	(79,296)	—	(79,296)	—
Restricted stock awards expensed	—	28,464	—	—	28,464	—	28,464	—
Adjustment of redeemable noncontrolling interests	—	—	(36,940)	—	(36,940)	—	(36,940)	36,940
Adjustment to Metromont purchase price allocation	—	—	—	—	—	—	—	(18,681)
Disposition of Velocity	—	—	—	—	—	(22,059)	(22,059)	—
Other	—	(94)	721	—	627	5,326	5,953	(2,775)
March 31, 2022	$591,891	$3,469,449	$10,277,639	$(238,166)	$14,100,813	$5,554	$14,106,367	$480,351

See accompanying notes to consolidated financial statements.

MARKEL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$537,799	$(48,812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(253,618)	463,685
Net Cash Provided By Operating Activities	284,181	414,873
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	592,004	119,545
Cost of fixed maturity securities purchased	(806,704)	(517,400)
Proceeds from sales of equity securities	64,030	76,788
Cost of equity securities purchased	(129,163)	(112,783)
Net change in short-term investments	210,177	(287,027)
Additions to property and equipment	(37,179)	(51,696)
Consolidation of Markel CATCo Re, net	—	629,955
Proceeds from sale of business, net	—	106,846
Other	(1,696)	(14,204)
Net Cash Used By Investing Activities	(108,531)	(49,976)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	161,151	254,285
Repayment of senior long-term debt and other debt	(369,227)	(189,031)
Repurchases of common stock	(81,964)	(79,296)
Redemption of Markel CATCo Re noncontrolling interests	(88,997)	—
Purchase of noncontrolling interests	(21,665)	—
Other	(11,452)	(4,808)
Net Cash Used By Financing Activities	(412,154)	(18,850)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	19,844	(19,411)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(216,660)	326,636
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	5,221,513	4,880,947
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$5,004,853	$5,207,583

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

a) Basis of Presentation. The consolidated balance sheet as of March 31, 2023 and the related consolidated statements of income (loss) and comprehensive income (loss) and changes in equity for three months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Except for the adjustments described in note 1 c), such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2022 was derived from Markel Corporation's audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The following accounting policy was updated to reflect an accounting standard that became effective January 1, 2023. See note 1 c). For a more complete description of the Company's business and accounting policies, readers are urged to review the Company's 2022 Annual Report on Form 10-K.

b) Life and Annuity Benefits. The Company has a run-off block of life and annuity reinsurance contracts that subject the Company to mortality, longevity and morbidity risks. Effective January 1, 2023, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and restated all prior periods presented to reflect the new accounting standard. The primary component of the Company's liabilities for life and annuity benefits is the present value of the liability for future policyholder benefits. The cash flow assumptions used to determine the policyholder benefit reserves are reviewed and updated, as necessary, at least annually. Interest accretion for the reserves is calculated using the discount rate locked-in at contract inception. Policy benefit reserves are remeasured each period using current discount rates, based on yields for upper-medium grade fixed maturity securities, with the impact of changes in the discount rate included in other comprehensive income, net of taxes. All other results attributable to the run-off of life and annuity reinsurance contracts are included in services and other revenues and services and other expenses in the consolidated statements of income and comprehensive income. Investment income earned on the investments that support the policy benefit reserves are included in net investment income. Because of the uncertainty in the assumptions used to estimate reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimates. See note 9 for further details regarding life and annuity benefits.

c) Recent Accounting Pronouncements

Accounting Standards Adopted

Effective January 1, 2023, the Company adopted ASU No. 2018-12 and several ASUs issued as amendments to ASU No. 2018-12. This standard requires insurance companies with long duration contracts to: (1) review and, if there is a change, update the assumptions used to measure expected cash flows at least annually; (2) update the discount rate assumption at each reporting date; and (3) enhance certain qualitative and quantitative disclosures. ASU No. 2018-12 was applied using a modified retrospective approach that required restatement of prior periods presented, including a cumulative adjustment recorded to accumulated other comprehensive income as of January 1, 2021 (the transition date) as a result of updating the discount rate assumption. At the transition date, the adoption of ASU 2018-12 had no impact on retained earnings but resulted in a decrease to accumulated other comprehensive income, net of taxes, of $15.3 million as of January 1, 2021, which was comprised of the following corresponding adjustments to life and annuity benefits and deferred tax liabilities.

(dollars in thousands)	January 1, 2021
Reverse reserve deficiency adjustment related to unrealized gains on underlying investment portfolio of available-for-sale securities	$119,548
Apply updated discount rate to the liability for future policyholder benefits	(138,865)
Increase in life and annuity benefits	(19,317)
Decrease in deferred tax liability	4,057
Decrease in accumulated other comprehensive income, net of taxes	$(15,260)

The impact of changes in the discount rate on the liability for future policyholder benefits following the transition date are included in other comprehensive income (loss) in the respective periods and, combined with the transition adjustment, resulted in the following cumulative changes to the Company's previously presented consolidated balance sheets.

	December 31,
(dollars in thousands)	2022	2021
Decrease (increase) in life and annuity benefits	$113,396	$(19,759)
Decrease (increase) in deferred tax liability	(23,813)	4,149
Increase (decrease) in accumulated other comprehensive income (loss), net of taxes	$89,583	$(15,610)

Changes in the discount rate on the liability for future policyholder benefits also resulted in an increase, or benefit, of $16.0 million to the previously presented other comprehensive loss for the three months ended March 31, 2022, which was comprised of the following adjustments.

(dollars in thousands)	Three Months Ended March 31, 2022
Reverse benefit included in change in net unrealized gains (losses) on available-for-sale-investments, net of taxes, related to reversal of previously recognized reserve deficiency adjustment	$(44,682)
Change in discount rate for life and annuity benefits, net of taxes	60,693
Increase in other comprehensive loss, net of taxes	$16,011

The adoption of other provisions of this ASU did not have a material impact on the Company's financial position, results of operations or cash flows for any of the periods presented.

Effective January 1, 2023, the Company adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU No. 2021-08 requires contract assets and liabilities accounted for under FASB Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, to be recorded at the acquisition date as if the acquirer entered into those contracts itself on the contract inception dates, rather than at fair value. At adoption, ASU No. 2021-08 did not impact the Company's financial position, results of operations or cash flows, but prospectively, this ASU will impact amounts recorded by the Company for assets acquired and liabilities assumed in conjunction with certain acquisitions.

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

The Company's chief operating decision maker reviews and assesses Markel Ventures' performance in the aggregate, as a single operating segment. The Markel Ventures segment primarily consists of controlling interests in a diverse portfolio of businesses that operate in various industries.

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

	Three Months Ended March 31, 2023
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)	Consolidated
Gross premium volume	$2,097,938	$552,061	$—	$—	$786,013	$3,436,012
Net written premiums	1,702,141	516,091	—	—	(454)	2,217,778

Earned premiums	1,710,924	257,234	—	—	(454)	1,967,704
Losses and loss adjustment expenses:
Current accident year	(1,077,546)	(166,785)	—	—	—	(1,244,331)
Prior accident years	62,628	8,704	—	—	(15)	71,317
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(360,354)	(61,778)	—	—	—	(422,132)
Other underwriting expenses	(239,148)	(13,141)	—	—	(1,284)	(253,573)
Underwriting profit (loss)	96,504	24,234	—	—	(1,753)	118,985
Net investment income	—	—	158,594	741	—	159,335
Net investment gains	—	—	372,563	—	—	372,563
Products revenues	—	—	—	577,926	—	577,926
Services and other revenues	—	—	(2,380)	526,013	42,228	565,861
Products expenses	—	—	—	(515,756)	—	(515,756)
Services and other expenses (2)	—	—	—	(496,746)	16,127	(480,619)
Amortization of intangible assets (3)	—	—	—	(19,551)	(24,848)	(44,399)
Segment profit	$96,504	$24,234	$528,777	$72,627	$31,754	$753,896
Interest expense						(49,438)
Net foreign exchange losses						(32,928)
Income before income taxes						$671,530
(1)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment, as well as amortization of intangible assets attributable to underwriting segments, which is not allocated between the Insurance and Reinsurance segments.
(2)    Services and other expenses for Other for the three months ended March 31, 2023 included $44.8 million of favorable loss reserve development on the run-off of reinsurance contracts written by Markel CATCo Re Ltd., all of which was attributable to noncontrolling interests. See Note 11.
(3)    Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets attributable to the Company's underwriting segments, included in Other, was $9.6 million for the three months ended March 31, 2023.

	Three Months Ended March 31, 2022
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)	Consolidated
Gross premium volume	$1,943,306	$576,316	$—	$—	$878,665	$3,398,287
Net written premiums	1,611,020	555,220	—	—	(1,506)	2,164,734

Earned premiums	1,477,148	283,967	—	—	(1,345)	1,759,770
Losses and loss adjustment expenses:
Current accident year	(886,237)	(182,458)	—	—	—	(1,068,695)
Prior accident years	98,640	(2,083)	—	—	(234)	96,323
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(310,406)	(71,754)	—	—	—	(382,160)
Other underwriting expenses	(191,651)	(14,389)	—	—	(2,165)	(208,205)
Underwriting profit (loss)	187,494	13,283	—	—	(3,744)	197,033
Net investment income	—	—	92,297	7	—	92,304
Net investment losses	—	—	(358,399)	—	—	(358,399)
Products revenues	—	—	—	481,621	—	481,621
Services and other revenues	—	—	(19,570)	468,764	181,746	630,940
Products expenses	—	—	—	(447,819)	—	(447,819)
Services and other expenses	—	—	—	(431,903)	(157,988)	(589,891)
Amortization of intangible assets (2)	—	—	—	(20,933)	(25,116)	(46,049)
Segment profit (loss)	$187,494	$13,283	$(285,672)	$49,737	$(5,102)	$(40,260)
Interest expense						(49,692)
Net foreign exchange gains						23,004
Loss before income taxes						$(66,948)
(1)     Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment, as well as amortization of intangible assets attributable to underwriting segments, which is not allocated between the Insurance and Reinsurance segments.
(2)     Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets attributable to the Company's underwriting segments, included in Other, was $9.8 million for the three months ended March 31, 2022.

b) The following amounts attributable to the Markel Ventures segment are also reviewed, or included in measures reviewed, by the Company's chief operating decision maker.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Depreciation expense	$27,363	$25,035
Interest expense (1)	$12,923	$11,178
Income tax expense	$13,186	$8,660
Capital expenditures	$31,498	$46,013
(1)    Interest expense for the three months ended March 31, 2023 and 2022 included intercompany interest expense of $6.6 million and $7.0 million, respectively, which was eliminated in consolidation.

c) The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	March 31, 2023	December 31, 2022
Segment assets:
Investing	$27,685,616	$26,982,280
Underwriting	9,346,628	8,853,559
Markel Ventures	5,329,269	5,315,677
Total segment assets	42,361,513	41,151,516
Other operations	8,580,748	8,639,743
Total assets	$50,942,261	$49,791,259

3. Investments

a) The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes.

	March 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$3,102,303	$8,523	$(105,755)	$3,005,071
U.S. government-sponsored enterprises	958,321	1,141	(90,484)	868,978
Obligations of states, municipalities and political subdivisions	4,010,997	11,477	(184,648)	3,837,826
Foreign governments	1,609,973	8,323	(133,640)	1,484,656
Commercial mortgage-backed securities	2,125,940	777	(149,548)	1,977,169
Residential mortgage-backed securities	531,907	8	(22,516)	509,399
Asset-backed securities	1,618	—	(44)	1,574
Corporate bonds	801,932	1,853	(85,340)	718,445
Total fixed maturity securities	13,142,991	32,102	(771,975)	12,403,118
Short-term investments	2,482,609	4,978	(86)	2,487,501
Investments, available-for-sale	$15,625,600	$37,080	$(772,061)	$14,890,619

	December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$3,050,089	$2,363	$(138,493)	$2,913,959
U.S. government-sponsored enterprises	871,463	154	(106,079)	765,538
Obligations of states, municipalities and political subdivisions	3,973,911	6,503	(247,231)	3,733,183
Foreign governments	1,473,658	2,843	(169,723)	1,306,778
Commercial mortgage-backed securities	2,109,721	395	(169,668)	1,940,448
Residential mortgage-backed securities	553,591	6	(26,804)	526,793
Asset-backed securities	1,693	—	(53)	1,640
Corporate bonds	771,761	836	(104,101)	668,496
Total fixed maturity securities	12,805,887	13,100	(962,152)	11,856,835
Short-term investments	2,663,560	5,760	(58)	2,669,262
Investments, available-for-sale	$15,469,447	$18,860	$(962,210)	$14,526,097

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2023
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$405,092	$(6,489)	$2,075,779	$(99,266)	$2,480,871	$(105,755)
U.S. government-sponsored enterprises	225,734	(11,622)	520,955	(78,862)	746,689	(90,484)
Obligations of states, municipalities and political subdivisions	1,547,495	(52,375)	983,268	(132,273)	2,530,763	(184,648)
Foreign governments	668,871	(61,572)	513,644	(72,068)	1,182,515	(133,640)
Commercial mortgage-backed securities	724,609	(31,249)	1,194,530	(118,299)	1,919,139	(149,548)
Residential mortgage-backed securities	351,764	(11,215)	157,162	(11,301)	508,926	(22,516)
Asset-backed securities	—	—	1,574	(44)	1,574	(44)
Corporate bonds	311,457	(29,403)	342,078	(55,937)	653,535	(85,340)
Total fixed maturity securities	4,235,022	(203,925)	5,788,990	(568,050)	10,024,012	(771,975)
Short-term investments	27,118	(86)	—	—	27,118	(86)
Total	$4,262,140	$(204,011)	$5,788,990	$(568,050)	$10,051,130	$(772,061)

At March 31, 2023, the Company held 1,291 available-for-sale securities in an unrealized loss position with a total estimated fair value of $10.1 billion and gross unrealized losses of $772.1 million. Of these 1,291 securities, 637 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $5.8 billion and gross unrealized losses of $568.1 million.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses as of March 31, 2023 or December 31, 2022.

Quarterly, the Company also considers whether it intends to sell an available-for-sale security or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost. In these instances, a decline in fair value is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. As of March 31, 2023, the Company did not intend to sell or believe it would be required to sell any available-for-sale securities in an unrealized loss position before recovery of their amortized cost.

c) The amortized cost and estimated fair value of fixed maturity securities at March 31, 2023 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,215,062	$1,195,653
Due after one year through five years	4,294,690	4,132,513
Due after five years through ten years	3,211,335	2,960,029
Due after ten years	1,762,439	1,626,781
	10,483,526	9,914,976
Commercial mortgage-backed securities	2,125,940	1,977,169
Residential mortgage-backed securities	531,907	509,399
Asset-backed securities	1,618	1,574
Total fixed maturity securities	$13,142,991	$12,403,118

d) The following table presents the components of net investment income.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Interest:
Fixed maturity securities	$82,128	$71,144
Short-term investments	26,619	974
Cash and cash equivalents	27,601	(198)
Dividends on equity securities	27,482	24,737
	163,830	96,657
Investment expenses	(4,495)	(4,353)
Net investment income	$159,335	$92,304

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

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Fixed maturity securities, short-term investments and other investments:
Net realized investment gains (losses)	$(3,221)	$6,228
Equity securities:
Change in fair value of securities sold during the period	5,637	(12,329)
Change in fair value of securities held at the end of the period	370,147	(352,298)
Total change in fair value	375,784	(364,627)
Net investment gains (losses)	$372,563	$(358,399)
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$209,179	$(665,810)
Short-term investments	(810)	5,862
Net increase (decrease)	$208,369	$(659,948)

4. Fair Value Measurements

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

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government bonds, commercial mortgage-backed securities, residential mortgage-backed securities, asset-backed securities and corporate debt securities. Level 3 investments include the Company's investments in insurance-linked securities funds that are in run-off, which are not traded on an active exchange and are valued using unobservable inputs.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$3,005,071	$—	$3,005,071
U.S. government-sponsored enterprises	—	868,978	—	868,978
Obligations of states, municipalities and political subdivisions	—	3,837,826	—	3,837,826
Foreign governments	—	1,484,656	—	1,484,656
Commercial mortgage-backed securities	—	1,977,169	—	1,977,169
Residential mortgage-backed securities	—	509,399	—	509,399
Asset-backed securities	—	1,574	—	1,574
Corporate bonds	—	718,445	—	718,445
Total fixed maturity securities, available-for-sale	—	12,403,118	—	12,403,118
Equity securities:
Insurance, banks and other financial institutions	3,005,272	—	853	3,006,125
Industrial, consumer and all other	5,107,351	—	—	5,107,351
Total equity securities	8,112,623	—	853	8,113,476
Short-term investments, available-for-sale	2,316,909	170,592	—	2,487,501
Total investments	$10,429,532	$12,573,710	$853	$23,004,095

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$2,913,959	$—	$2,913,959
U.S. government-sponsored enterprises	—	765,538	—	765,538
Obligations of states, municipalities and political subdivisions	—	3,733,183	—	3,733,183
Foreign governments	—	1,306,778	—	1,306,778
Commercial mortgage-backed securities	—	1,940,448	—	1,940,448
Residential mortgage-backed securities	—	526,793	—	526,793
Asset-backed securities	—	1,640	—	1,640
Corporate bonds	—	668,496	—	668,496
Total fixed maturity securities, available-for-sale	—	11,856,835	—	11,856,835
Equity securities:
Insurance, banks and other financial institutions	2,952,689	—	899	2,953,588
Industrial, consumer and all other	4,718,324	—	—	4,718,324
Total equity securities	7,671,013	—	899	7,671,912
Short-term investments, available-for-sale	2,510,164	159,098	—	2,669,262
Total investments	$10,181,177	$12,015,933	$899	$22,198,009

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Equity securities, beginning of period	$899	$56,472
Purchases	—	—
Sales	—	(48,780)
Net investment gains (losses)	(46)	776
Equity securities, end of period	$853	$8,468

Previously, Level 3 investments included the Company's investment in an insurance-linked securities fund managed by Markel CATCo Investment Management Ltd. (MCIM). During the first quarter of 2022, the Company's remaining investment was redeemed ($41.3 million) in conjunction with a buy-out transaction that provided for an accelerated return of all remaining capital to investors. See note 11 for further details about the Company's Markel CATCo operations and the buy-out transaction.

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2023 and 2022.

5. Equity Method Investments

The Company holds certain investments that are accounted for under the equity method of accounting. The Company's equity method investments, which are included in other assets on the consolidated balance sheets, totaled $491.8 million and $494.0 million as of March 31, 2023 and December 31, 2022, respectively. The Company's proportionate share of earnings in its equity method investments were losses of $1.5 million and $23.2 million for three months ended March 31, 2023 and 2022, respectively.

The Company's most significant equity method investment is an investment in Hagerty, Inc. (Hagerty), which is accounted for on a quarter lag. Hagerty is an automotive enthusiast brand offering integrated membership products and programs as well as a specialty insurance provider focused on the global automobile enthusiast market. The Company's ownership interest in Hagerty was 23% as of March 31, 2023 and December 31, 2022. The Company's investment is comprised of Class A common shares, which are listed for trading on the New York Stock Exchange, as well as Class V common shares, associated with the Company's original investment, that have special voting rights and can be converted on a one-for-one basis into Class A common shares. The Company accounts for its investment under the equity method as it is deemed to have the ability to exercise significant influence over Hagerty's operating and financial policies through a combination of its voting interest, its right to designate a board member and business it conducts with Hagerty. As of March 31, 2023 and December 31, 2022, the carrying value of the Company's investment in Hagerty was $236.6 million and $245.1 million, respectively.

As of March 31, 2023 and December 31, 2022, the estimated value of the Company's investment, based on the closing stock price of Hagerty's Class A common shares, was $681.7 million and $656.0 million, respectively. See note 12 for further details regarding related party transactions with Hagerty.

6. Products, Services, and Other Revenues

The following tables present revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income (loss), along with a reconciliation to total products revenues and services and other revenues.

	Three Months Ended March 31,
	2023			2022
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$565,895	$—	$565,895	$469,456	$—	$469,456
Services	485,662	2,854	488,516	449,449	21,568	471,017
Investment management	—	10,459	10,459	—	19,228	19,228
Total revenues from contracts with customers	1,051,557	13,313	1,064,870	918,905	40,796	959,701
Program services and other fronting	—	28,890	28,890	—	33,332	33,332
Disposition gain	—	—	—	—	107,293	107,293
Equity method investments income (loss)	1,495	(3,013)	(1,518)	3,058	(26,246)	(23,188)
Other	50,887	658	51,545	28,422	7,001	35,423
Total	$1,103,939	$39,848	$1,143,787	$950,385	$162,176	$1,112,561

In February 2022, the Company sold the majority of its controlling interest in its Velocity managing general agent companies, which resulted in a gain of $107.3 million that was included in services and other revenues.

Receivables from contracts with customers were $514.9 million and $624.1 million as of March 31, 2023 and December 31, 2022, respectively.

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Gross reserves for losses and loss adjustment expenses, beginning of year	$20,947,898	$18,178,894
Reinsurance recoverables on unpaid losses, beginning of year	7,994,884	6,876,317
Net reserves for losses and loss adjustment expenses, beginning of year	12,953,014	11,302,577
Effect of foreign currency rate changes on beginning of year balance	36,637	(27,505)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	12,989,651	11,275,072
Incurred losses and loss adjustment expenses:
Current accident year	1,244,331	1,068,695
Prior accident years	(71,317)	(96,323)
Total incurred losses and loss adjustment expenses	1,173,014	972,372
Payments:
Current accident year	72,167	40,852
Prior accident years	708,115	697,192
Total payments	780,282	738,044
Effect of foreign currency rate changes on current year activity	(3,649)	(267)
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re (see note 11)	(115,141)	546,760
Reinsurance recoverable for retroactive reinsurance transaction	(125,067)	—
Net reserves for losses and loss adjustment expenses, end of period	13,138,526	12,055,893
Reinsurance recoverables on unpaid losses	8,168,267	6,787,237
Gross reserves for losses and loss adjustment expenses, end of period	$21,306,793	$18,843,130

For the three months ended March 31, 2023, prior accident years losses and loss adjustment expenses included $71.3 million of favorable development on prior years loss reserves, which included $63.8 million of favorable development on the Company's marine and energy, property, workers' compensation and programs product lines within its Insurance segment.

For the three months ended March 31, 2022, prior accident years losses and loss adjustment expenses included $96.3 million of favorable development on prior years loss reserves, which included $69.4 million of favorable development on the Company's general liability, marine and energy, workers' compensation and property product lines within the Insurance segment.

In March 2023, the Company completed a retroactive reinsurance transaction to cede its portfolio of policies comprised of liabilities for its run-off book of United Kingdom motor casualty business in exchange for payments totaling $125.1 million, which approximated the carrying value of the Company's reserves for losses and loss adjustment expenses on the ceded policies.

8. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Three Months Ended March 31,
	2023				2022
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$1,969,363	$688,895	$(440,029)	$2,218,229	$1,823,255	$696,360	$(353,382)	$2,166,233
Earned	1,971,876	398,719	(402,440)	1,968,155	1,697,970	403,067	(339,929)	1,761,108
Program services and other fronting:
Written	573,211	204,543	(778,205)	(451)	696,974	181,698	(880,171)	(1,499)
Earned	641,113	74,717	(716,281)	(451)	699,605	48,860	(749,803)	(1,338)
Consolidated:
Written	2,542,574	893,438	(1,218,234)	2,217,778	2,520,229	878,058	(1,233,553)	2,164,734
Earned	$2,612,989	$473,436	$(1,118,721)	$1,967,704	$2,397,575	$451,927	$(1,089,732)	$1,759,770

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the three months ended March 31, 2023 and 2022 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 36% and 38% for the three months ended March 31, 2023 and 2022, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 24% and 26% for the three months ended March 31, 2023 and 2022, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations were ceded. These gross losses totaled $496.6 million and $415.7 million for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Gross losses and loss adjustment expenses	$1,392,348	$1,150,349
Ceded losses and loss adjustment expenses	(219,255)	(177,994)
Net losses and loss adjustment expenses	$1,173,093	$972,355

9. Life and Annuity Benefits

The Company's run-off block of life and annuity reinsurance contracts consists primarily of Euro and U.S. Dollar denominated life-contingent payout annuities and traditional and universal life contracts. The following table presents the components of the Company's liabilities for life and annuity benefits.

(dollars in thousands)	March 31, 2023	December 31, 2022
Liability for future policyholder benefits	$566,751	$554,366
Deferred profit liability	48,342	48,569
Other	53,755	47,786
Total	$668,848	$650,721

The primary component of the Company's liabilities for life and annuity benefits is the liability for future policyholder benefits. Life and annuity benefit reserves are calculated for aggregated cohorts of contracts, which are determined based on the attributes of the underlying contracts, and are discounted using standard actuarial techniques and cash flow models. Since the development of the life and annuity reinsurance reserves is based upon cash flow projection models, the Company makes estimates and assumptions based on cedent experience and industry mortality tables. The cash flow assumptions used to determine the Company's life and annuity benefit reserves are updated at least annually. The discount rate assumptions are updated at each reporting date. The following table presents a rollforward of the present value of the liability for future policyholder benefits.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Liability for future policyholder benefits, beginning of year	$554,366	$821,632
Liability for future policyholder benefits at original discount rate, beginning of year	667,761	745,313
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	—
Adjusted liability for future policyholder benefits, beginning of year	667,761	745,313
Interest accretion	3,815	4,186
Benefit payments	(13,283)	(14,349)
Effect of foreign currency rate changes	10,396	(11,900)
Liability for future policyholder benefits at original discount rate, end of period	668,689	723,250
Cumulative effect of changes in discount rate assumptions	(101,938)	(508)
Liability for future policyholder benefits, end of period (1)	$566,751	$722,742
(1)    The undiscounted liability for future policyholder benefits was $862.7 million and $933.6 million as of March 31, 2023 and 2022, respectively.

The following table summarizes additional details for the Company's liability for future policyholder benefits.

	March 31, 2023	December 31, 2022
Weighted-average interest rate:
Interest accretion rate	2.3%	2.3%
Current discount rate	4.1%	4.3%
Weighted-average liability duration	9 years	9 years

10. Senior Long-Term Debt and Other Debt

In March 2023, the Company retired its 3.625% unsecured senior notes due March 30, 2023 ($250.0 million aggregate principal outstanding at December 31, 2022).

The Company maintains a corporate revolving credit facility which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At the Company's discretion, up to $200 million of the total capacity may be used for letters of credit. The Company may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. At March 31, 2023 and December 31, 2022, the Company had no borrowings outstanding under this revolving credit facility. This facility expires in April 2024. As of March 31, 2023, the Company was in compliance with all covenants contained in its corporate revolving credit facility.

Various of the Company's Markel Ventures subsidiaries maintain revolving credit facilities or lines of credit, which provide up to $650 million of aggregate capacity for working capital and other general operational purposes. A portion of the capacity on certain of these credit facilities may be used as security for letters of credit and other obligations. At March 31, 2023 and December 31, 2022, the Company had $288.9 million and $238.1 million, respectively, of borrowings outstanding under these credit facilities. As of March 31, 2023, all of the Company's subsidiaries were in compliance with all covenants contained in their respective credit facilities.

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

In March 2022, the Company completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Under the terms of the transaction, the Company provided cash funding of $45.1 million to purchase substantially all of the Markel CATCo Funds' interests in Markel CATCo Re and substantially all of the preference shares held by investors in the Markel CATCo Funds were redeemed, including preference shares previously held by the Company. See note 4 for details regarding the Company's investment in the Markel CATCo Funds. In order to complete the transaction, the Company also made $101.9 million in additional payments, net of insurance proceeds, to or for the benefit of investors, which were recognized as an expense to the Company and included in services and other expenses for the quarter ended March 31, 2022.

In June 2022, the Company received a return of $24.9 million of the capital it provided in March 2022 and the related preference shares were redeemed. As of March 31, 2023 and December 31, 2022, the Company's investment in the remaining preference shares of Markel CATCo Re totaled $20.1 million, which comprised 28% and 23% of the equity of Markel CATCo Re, respectively. Through that investment, the Company has exposure to adverse loss development on reinsurance contracts previously written by Markel CATCo Re for loss events that occurred from 2014 to 2020. If loss reserves held by Markel CATCo Re are sufficient to settle claims on the remaining open contracts, the Company will receive a full return of the remaining $20.1 million in capital provided in March 2022. Favorable development on loss reserves held by Markel CATCo Re, less operating expenses, will be distributed to the Markel CATCo Funds, and ultimately to investors in the Markel CATCo Funds.

Markel CATCo Re is considered a VIE, as the equity at risk does not have the right to receive residual returns that exceed the capital provided by the Company in the buy-out transaction. As a result of the preference shares acquired by the Company in the buy-out transaction, and the voting shares held by its consolidated subsidiary, MCIM, the Company consolidates Markel CATCo Re as its primary beneficiary. Results attributed to the run-off of Markel CATCo Re are reported with the Company's other ILS operations, within services and other revenues and expenses, and are not included in a reportable segment. For the three months ended March 31, 2023, there was $44.8 million of favorable loss reserve development on the run-off of reinsurance contracts written by Markel CATCo Re, all of which was included in services and other expenses and attributable to noncontrolling interests. During the three months ended March 31, 2023, $62.6 million of preference shares of Markel CATCo Re held by noncontrolling interests were redeemed.

The Company's consolidated balance sheets include the following amounts attributable to Markel CATCo Re.

(dollars in thousands)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$62,524	$104,443
Restricted cash and cash equivalents	210,293	317,577
Other assets and receivables due from cedents	31,225	41,357
Total Assets	$304,042	$463,377

Liabilities and Equity
Unpaid losses and loss adjustment expenses	$232,780	$347,921
Other liabilities	378	26,717
Total Liabilities	233,158	374,638
Shareholders' equity	21,139	21,139
Noncontrolling interests	49,745	67,600
Total Equity	70,884	88,739
Total Liabilities and Equity	$304,042	$463,377

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

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate and specialty markets, Nephila also acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies, Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). Nephila receives management fees for investment and insurance management services provided through its insurance-linked securities operations primarily based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on their annual performance. Prior to the disposition of Velocity in February 2022, Nephila also provided managing general agent services to the Nephila Reinsurers in exchange for commissions. For the three months ended March 31, 2023 and 2022, total revenues attributed to unconsolidated entities managed by Nephila were $9.8 million and $22.4 million, respectively.

Through the Company's program services and other fronting operations, as well as its underwriting operations, the Company has programs with Nephila through which the Company writes insurance policies that are either partially or fully ceded to Nephila Reinsurers. Through the Company's program services and other fronting platforms, Nephila utilizes certain of the Company's licensed insurance companies to write U.S. catastrophe-exposed property risk that is then ceded to Nephila Reinsurers. For the three months ended March 31, 2023 and 2022, gross premiums written through the Company's program services and other fronting platforms on behalf of Nephila were $236.9 million and $315.6 million, respectively, all of which were ceded to Nephila Reinsurers. Though the Company's insurance underwriting operations, the Company has a quota share agreement with Nephila through which it cedes a portion of its property business to Nephila Reinsurers. For the three months ended March 31, 2023 and 2022, the Company's underwriting operations ceded premiums of $13.5 million and $16.1 million, respectively, to Nephila Reinsurers as part of its quota share agreement.

As of March 31, 2023 and December 31, 2022, reinsurance recoverables on the consolidated balance sheets included $1.3 billion and $1.4 billion, respectively, due from Nephila Reinsurers. Under its programs with Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

Hagerty

The Company holds a minority ownership interest in Hagerty, which operates primarily as a managing general agent and also includes Hagerty Reinsurance Limited (Hagerty Re), a Bermuda Class 3 reinsurance company. Through the Company's underwriting operations, the Company underwrites insurance for Hagerty, and a portion of this insurance is ceded to Hagerty Re. For the three months ended March 31, 2023 and 2022, the Company's gross written premiums attributable to Hagerty were $165.0 million and $139.0 million, respectively, of which $124.6 million and $92.1 million, respectively, were ceded to Hagerty Re. As of March 31, 2023 and December 31, 2022, reinsurance recoverables on the consolidated balance sheets included $156.1 million and $159.7 million, respectively, due from Hagerty Re.

13. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Three Months Ended March 31,
(in thousands)	2023	2022
Issued and outstanding common shares, beginning of period	13,423	13,632
Issuance of common shares	2	1
Repurchase of common shares	(63)	(63)
Issued and outstanding common shares, end of period	13,362	13,570

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at March 31, 2023 and December 31, 2022.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net income (loss) to common shareholders	$488,652	$(51,741)
Adjustment of redeemable noncontrolling interests	13,473	(36,940)
Adjusted net income (loss) to common shareholders	$502,125	$(88,681)

Basic common shares outstanding	13,450	13,652
Dilutive potential common shares from restricted stock units and restricted stock (1)	25	—
Diluted common shares outstanding	13,475	13,652
Basic net income (loss) per common share	$37.33	$(6.50)
Diluted net income (loss) per common share (1)	$37.26	$(6.50)
(1)     The impact of 27 thousand shares from restricted stock units and restricted stock was excluded from the computation of diluted net loss per common share for the three months ended March 31, 2022 because the effect would have been anti-dilutive.

14. Contingencies

Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included under Item 1 Financial Statements and our 2022 Annual Report on Form 10-K. The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of Markel Corporation and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation. This section is divided into the following sections:

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

Our financial goals are to earn consistent underwriting and operating profits and superior investment returns to build shareholder value. To mitigate effects of short-term volatility and align with the long-term perspective that we apply to operating our businesses, we generally use five-year time periods to measure our performance. We measure financial success by our ability to grow the market price per common share of our stock, or total shareholder return, at high rates of return over a long period of time. Over the five-year period ended March 31, 2023, our common share price increased at a compound annual rate of 2%. While this measure, considered independently of other factors, falls below our internal targets, we believe the operating performance at all three of our engines positions us well to achieve our targets over the long-term. We also consider the performance of book value per common share over the long-term, although we believe that as our business has evolved, this measure has become less reflective of shareholder value because a significant portion of our operations is not recorded at fair value. Over the five-year period ended March 31, 2023, the compound annual growth in book value per common share was 8%.

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

Through our underwriting, ILS and program services operations, we have a suite of capabilities through which we can access capital to support our customers' risks, which includes our own capital through our underwriting operations, as well as third-party capital through our ILS and program services operations. Within each of these insurance platforms, we believe that our specialty product focus and niche market strategy enable us to develop expertise and specialized market knowledge. We seek to differentiate ourselves from competitors by our expertise, service, continuity and other value-based considerations, including the multiple platforms through which we can manage risk and deploy capital. For example, through our program services platform, we have programs through which we write insurance policies on behalf of our ILS operations that are supported by third-party capital. Additionally, we cede certain risks written through our underwriting operations to our ILS operations to the extent those risks are more aligned with the risk profile of our ILS investors than our own corporate tolerance. Our ability to access multiple insurance platforms allows us to achieve income streams from our insurance operations beyond the traditional underwriting model. We believe this multi-platform approach provides us with a unique advantage through which we have the ability to unlock additional value for our customers and business partners, which we refer to as "the power of the platform."

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

Our Insurance segment includes both hard-to-place risks written outside of the standard market on an excess and surplus lines basis and unique and hard-to-place risks that are typically written on an admitted basis due to marketing and regulatory reasons. Risks written in our Insurance segment are written on either a direct basis or a subscription basis, the latter of which means that the loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's of London (Lloyd's) syndicate. When we write business in the subscription market, we prefer to participate as lead underwriter in order to control underwriting terms, policy conditions and claims handling. The following products are included in this segment: professional liability, general liability, personal lines, marine and energy, primary and excess of loss property, workers' compensation, credit and surety coverages, specialty program insurance for well-defined niche markets and liability and other coverages tailored for unique exposures. Business in this segment is primarily written through our Markel Specialty and Markel International divisions. The Markel Specialty division writes business on both an excess and surplus lines and admitted basis, primarily through our platforms in the United States and Bermuda, as well as the United Kingdom (U.K.) and European Union. The Markel International division writes business worldwide from our London and Munich-based platforms, which include branch offices around the world. The Insurance segment also includes collateral protection insurance written on an admitted basis through our State National division.

Our Reinsurance segment includes casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies globally through the broker market. Our treaty reinsurance offerings include both quota share and excess of loss reinsurance and are typically written on a participation basis, which means each reinsurer shares proportionally in the business ceded under the reinsurance treaty written. Business in this segment is primarily written by our Global Reinsurance division. Principal lines of business include: professional liability, general liability, credit and surety, marine and energy and workers' compensation.

Insurance-Linked Securities

Our insurance-linked securities operations are primarily comprised of our Nephila operations and are not included in a reportable segment. Nephila Holdings Ltd. (together with its subsidiaries, Nephila) provides investment and insurance management services through which we offer alternative capital to the reinsurance market while providing investors with investment strategies that typically are uncorrelated with traditional asset classes. Our Nephila fund management operations provide insurance and investment management for a broad range of investment products for insurance and reinsurance companies, government entities, banks, hedge funds, pension funds and institutional investors, including insurance-linked securities, catastrophe bonds, insurance swaps and weather derivatives. We receive management fees for investment and insurance management services provided through these operations primarily based on the net asset value of the accounts managed, and for certain funds, incentive fees based on their annual performance.

Nephila serves as the investment manager to several Bermuda-based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate and specialty markets, Nephila acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies, Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Corporation, and as such, these entities are not included in our consolidated financial statements. The Nephila Reinsurers subscribe to various reinsurance contracts based on their investors' risk profiles, including property reinsurance business fronted through our underwriting and program services platforms. See note 12 of the notes to consolidated financial statements for further details regarding transactions with entities managed through our Nephila operations.

Nephila also served as a managing general agent prior to the sales of our Velocity managing general agent operations in February 2022 and our Volante managing general agent operations in October 2022.

Our insurance-linked securities operations also include our run-off Markel CATCo operations, the results of which are reported separately from our ongoing insurance-linked securities operations. Our Markel CATCo operations are conducted through Markel CATCo Investment Management Ltd. (MCIM), an ILS investment fund manager headquartered in Bermuda. MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). In July 2019, these operations were placed into run-off. In March 2022, we completed a buy-out transaction that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Following the completion of the buy-out transaction, we consolidate Markel CATCo Re as its primary beneficiary. Results attributable to the run-off of Markel CATCo Re are included with our other Markel CATCo operations within services and other expenses, and for the three months ended March 31, 2023, these results were entirely attributable to noncontrolling interest holders in Markel CATCo Re. In connection with the buy-out transaction, we entered into a tail risk cover with Markel CATCo Re through which we have uncollateralized exposure to adverse development on loss reserves held by Markel CATCo Re for loss exposures in excess of limits that we believe are unlikely to be exceeded. See note 11 of the notes to consolidated financial statements for further details regarding our Markel CATCo operations and the consolidation of Markel CATCo Re.

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

The Markel Ventures segment includes a diverse portfolio of specialized businesses from different industries that offer various types of products and services to businesses and consumers across many markets. The following types of businesses are included in this segment: construction services, consumer and building products, transportation-related products, consulting services and equipment manufacturing products. All of our businesses in this segment are headquartered in the U.S., with subsidiaries of certain businesses located outside of the U.S.

Results of Operations

The following table presents the components of operating revenues.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Insurance segment	$1,710,924	$1,477,148
Reinsurance segment	257,234	283,967
Insurance-linked securities, program services and other insurance	41,774	180,401
Insurance operations	2,009,932	1,941,516
Net investment income	158,594	92,297
Net investment gains (losses)	372,563	(358,399)
Other	(2,380)	(19,570)
Investing segment	528,777	(285,672)
Markel Ventures segment	1,104,680	950,392
Total operating revenues	$3,643,389	$2,606,236

The following table presents the components of comprehensive income (loss) to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Insurance segment profit	$96,504	$187,494
Reinsurance segment profit	24,234	13,283
Insurance-linked securities, program services and other insurance	56,602	20,014
Amortization of intangible assets (1)	(24,848)	(25,116)
Insurance operations	152,492	195,675
Investing segment profit (loss)	528,777	(285,672)
Markel Ventures segment profit (2)	72,627	49,737
Interest expense	(49,438)	(49,692)
Net foreign exchange gains (losses)	(32,928)	23,004
Income tax (expense) benefit	(133,731)	18,136
Net income attributable to noncontrolling interests	(49,147)	(2,929)
Net income (loss) to shareholders	488,652	(51,741)
Net income (loss) to common shareholders	488,652	(51,741)
Other comprehensive income (loss) to shareholders	157,713	(460,173)
Comprehensive income (loss) to shareholders	$646,365	$(511,914)
(1)    Amortization of intangible assets includes all amortization attributable to our insurance operations. Amortization of intangible assets attributable to our underwriting segments was $9.6 million and $9.8 million for the three months ended March 31, 2023 and 2022, respectively; however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments. Amortization of intangible assets attributable to our insurance-linked securities, program services and other insurance operations was $15.3 million and $15.4 million for the three months ended March 31, 2023 and 2022, respectively.
(2)    Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures.

The change in comprehensive income (loss) to shareholders for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to pre-tax net investment gains on our equity securities of $375.8 million in 2023 compared to pre-tax net investment losses on our equity securities of $364.6 million in 2022, as well as pre-tax net unrealized gains on our fixed maturity securities of $209.2 million in 2023 compared to pre-tax net unrealized losses on our fixed maturity securities of $665.8 million in 2022.

The components of net income (loss) to shareholders and comprehensive income (loss) to shareholders are discussed in further detail under "Insurance Results," "Investing Results," "Markel Ventures Results," "Interest Expense, Net Foreign Exchange Gains (Losses) and Income Taxes" and "Comprehensive Income (Loss) to Shareholders and Book Value per Common Share."

Insurance Results

Our Insurance engine includes our underwriting, insurance-linked securities, program services and other fronting operations. We have a suite of capabilities through which we can access capital to support our customers' risks, which includes our own capital through our underwriting operations and third-party capital through our ILS and program services operations. Our underwriting operations, which are primarily comprised of our Insurance and Reinsurance segments, produce revenues primarily by underwriting insurance contracts and earning premiums in the specialty insurance market. Our insurance-linked securities and program services operations produce revenues primarily through fees earned for investment management services and fronting services, respectively. Our insurance operations also include the underwriting results of run-off lines of business that were discontinued prior to, or in conjunction with, insurance acquisitions, and the results of our run-off life and annuity reinsurance business.

The following table presents the components of our Insurance engine gross premium volume and operating revenues.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	% Change
Gross premium volume:
Underwriting	$2,658,258	$2,519,615	6%
Program services and other fronting (1)	777,754	878,672	(11)%
Insurance operations	$3,436,012	$3,398,287	1%

Operating revenues:
Insurance segment	$1,710,924	$1,477,148	16%
Reinsurance segment	257,234	283,967	(9)%
Insurance-linked securities, program services and other insurance	41,774	180,401	(77)%
Insurance operations	$2,009,932	$1,941,516	4%
(1)    Substantially all gross premiums from our program services business and other fronting arrangements were ceded to third parties for the three months ended March 31, 2023 and 2022.

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

When analyzing our combined ratio, we exclude current accident year losses and loss adjustment expenses attributed to natural catastrophes and certain significant, infrequent loss events, for example, the military conflict between Russia and Ukraine that began following Russia's invasion of Ukraine in February 2022. Due to the unique characteristics of a catastrophe loss and other significant, infrequent events, there is inherent variability as to the timing or loss amount, which cannot be predicted in advance. We believe measures that exclude the effects of such events are meaningful to understand the underlying trends and variability in our underwriting results that may be obscured by these items.

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

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	% Change
Gross premium volume	$2,657,807	$2,518,116	6%
Net written premiums	$2,217,778	$2,164,734	2%
Earned premiums	$1,967,704	$1,759,770	12%
Underwriting profit	$118,985	$197,033	(40)%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	63.2%	60.7%	2.5
Prior accident years loss ratio	(3.6)%	(5.5)%	1.9
Loss ratio	59.6%	55.3%	4.3
Expense ratio	34.3%	33.5%	0.8
Combined ratio	94.0%	88.8%	5.2

Current accident year loss ratio Russia-Ukraine conflict impact (2)	—%	2.0%	(2.0)

Current accident year loss ratio, excluding Russia-Ukraine conflict impact	63.2%	58.7%	4.5
Combined ratio, excluding current year Russia-Ukraine conflict impact	94.0%	86.8%	7.2
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of the Russia-Ukraine conflict is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our underwriting operations for the three months ended March 31, 2023 was driven by growth within our Insurance segment. Net retention of gross premium in our underwriting operations for the three months ended March 31, 2023 was 83% compared to 86% for the same period of 2022. The decrease in net retention for the three months ended March 31, 2023 was driven by lower retention across both of our underwriting segments. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs. The increase in earned premiums in our underwriting operations for the three months ended March 31, 2023 was primarily attributable to higher gross premium volume in recent periods.

After several years of significant rate increases across most of our product lines, we began to see rate increases slow on many of our product lines in the latter half of 2022. The level of rate increases achieved in the first quarter of 2023 were broadly consistent with the latter half of 2022, with a few exceptions, and the current rate environment varies by product line. In certain product lines, such as property coverages, and marine and energy, we have continued to realize significant rate increases in the early part of 2023 due to recent industry loss experience and the rising cost of reinsurance within those product lines. We continue to see low single-digit rate decreases within our workers' compensation product line. In most of our casualty and professional liability product classes we continue to realize rate increases, with exceptions being in the large account directors and officers and excess casualty products. As a result of our underwriting discipline, gross premium volume is being impacted in certain product lines where we are concerned around the level of price adequacy and are allowing business to lapse to improve underwriting profitability. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written.

Combined Ratio

Underwriting results for the three months ended March 31, 2022 included $35.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Excluding these losses, the increase in our consolidated combined ratio for the three months ended March 31, 2023 compared to the same period of 2022 was primarily driven by a higher attritional loss ratio and the impact of less favorable development on prior accident years loss reserves in 2023 compared to 2022 within our Insurance segment.

Insurance Segment

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	% Change
Gross premium volume	$2,097,938	$1,943,306	8%
Net written premiums	$1,702,141	$1,611,020	6%
Earned premiums	$1,710,924	$1,477,148	16%
Underwriting profit	$96,504	$187,494	(49)%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	63.0%	60.0%	3.0
Prior accident years loss ratio	(3.7)%	(6.7)%	3.0
Loss ratio	59.3%	53.3%	6.0
Expense ratio	35.0%	34.0%	1.0
Combined ratio	94.4%	87.3%	7.1

Current accident year loss ratio Russia-Ukraine conflict impact (2)	—%	1.4%	(1.4)

Current accident year loss ratio, excluding Russia-Ukraine conflict impact	63.0%	58.6%	4.4
Combined ratio, excluding current year Russia-Ukraine conflict impact	94.4%	86.0%	8.4
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of the Russia-Ukraine conflict is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Insurance segment for the three months ended March 31, 2023 was driven by more favorable rates, as well as new business growth, within our personal lines, property and marine and energy product lines, partially offset by lower premium volume within our professional liability product lines, where we are adjusting our writings in response to changes in market conditions and downward pressure on rates. We continue to focus on rate adequacy, particularly within certain classes within our casualty and professional liability product lines, and will not write business that does not meet our underwriting profit targets. Net retention of gross premium volume was 81% for the three months ended March 31, 2023 compared to 83% for the same period of 2022. The decrease in net retention was primarily due to higher cession rates on our professional liability and personal lines product lines in 2023 compared to 2022. The increase in earned premiums for the three months ended March 31, 2023 was primarily due to higher gross premium volume across most product lines in recent periods.

Combined Ratio

The Insurance segment's current accident year losses and loss adjustment expenses for the three months ended March 31, 2022 included $20.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Excluding these losses, the increase in the current accident year loss ratio for the three months ended March 31, 2023 compared to the same period of 2022 was primarily attributable to higher attritional loss ratios within our professional liability and general liability product lines in 2023 compared to 2022. We have been increasing our attritional loss ratios on these lines since the latter half of 2022 due to the impacts of recent claims trend, including impacts from economic and social inflation. We also increased our attritional loss ratios within our professional liability product lines in the first quarter of 2023 related to exposures arising from recent bank failures.

The Insurance segment's combined ratio for the three months ended March 31, 2023 included $62.6 million of favorable development on prior accident years loss reserves compared to $98.6 million for the same period of 2022. The decrease in favorable development was primarily due to favorable development on our general liability and professional liability product lines in 2022 compared to minimal development on these lines in 2023. We remain cautious in our approach to reducing prior year loss reserves on our longer tail general liability and professional liability lines in the prevailing economic environment.

For the three months ended March 31, 2023, favorable development was most significant on our marine and energy, property, workers' compensation and programs product lines in the more recent accident years. The favorable development on prior years loss reserves in 2022 was most significant on our general liability, marine and energy, workers' compensation and property product lines.

The increase in the Insurance segment's expense ratio for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to a higher policy acquisition cost ratio, due to changes in mix of business, as well as higher general and administrative expenses, which were largely offset by the favorable impact of higher earned premiums.

Reinsurance Segment

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	% Change
Gross premium volume	$552,061	$576,316	(4)%
Net written premiums	$516,091	$555,220	(7)%
Earned premiums	$257,234	$283,967	(9)%
Underwriting profit (loss)	$24,234	$13,283	82%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	64.8%	64.3%	0.5
Prior accident years loss ratio	(3.4)%	0.7%	(4.1)
Loss ratio	61.5%	65.0%	(3.5)
Expense ratio	29.1%	30.3%	(1.2)
Combined ratio	90.6%	95.3%	(4.7)

Current accident year loss ratio Russia-Ukraine conflict impact (2)	—%	5.3%	(5.3)

Current accident year loss ratio, excluding Russia-Ukraine conflict impact	64.8%	59.0%	5.8
Combined ratio, excluding current year Russia-Ukraine conflict impact	90.6%	90.0%	0.6
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of the Russia-Ukraine conflict is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The decrease in gross premium volume in our Reinsurance segment for the three months ended March 31, 2023 was primarily attributable to lower gross premiums with our professional liability and credit and surety product lines, partially offset by higher gross premiums within our general liability and marine and energy product lines. Lower gross premiums within our professional liability and credit and surety product lines was primarily attributable to unfavorable premium adjustments in 2023 compared to significant favorable premium adjustments in 2022. Higher gross premiums within our general liability and marine and energy product lines was primarily attributable to favorable timing differences and increases on renewals, due to increased exposures and more favorable rates. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Net retention of gross premium volume for the three months ended March 31, 2023 was 93% compared to 96% for the same period of 2022. The decrease in net retention was driven by changes in mix of business, as we are writing less of our highly retained professional liability and credit and surety business, and higher cession rates on our marine and energy product lines in 2023 compared to 2022.

The decrease in earned premiums for the three months ended March 31, 2023 was primarily attributable to our credit and surety product lines, which had less favorable premium adjustments in 2023 compared to 2022.

Combined Ratio

The Reinsurance segment's current accident year losses and loss adjustment expenses for the three months ended March 31, 2022 included $15.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Excluding these losses, the increase in the current accident year loss ratio for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to less favorable premium adjustments in 2023 compared to 2022, primarily on our professional liability and credit and surety product lines. The decrease in favorable prior period adjustments had an offsetting benefit in the segment prior accident year loss ratio.

The Reinsurance segment's combined ratio for the three months ended March 31, 2023 included $8.7 million of favorable development on prior accident years loss reserves, which was primarily attributable to modest favorable development on our professional liability and property product lines across several accident years. This favorable development was partially offset by additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability product lines. For the three months ended March 31, 2022, the combined ratio included a $2.1 million increase in prior accident years loss reserves, which was primarily attributable to additional exposures recognized on prior accident years related to net favorable premium adjustments on our credit and surety, professional liability and general liability product lines. This increase in prior years loss reserves for the three months ended March 31, 2022 was largely offset by modest favorable development across several of our other product lines, including our property product lines.

The decrease in the Reinsurance segment's expense ratio for the three months ended March 31, 2023 compared to the same period of 2022 was primarily due to the favorable impact of a change in mix of business within the segment as certain contracts with higher commission rates were not renewed in 2023.

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

	Three Months Ended March 31,
	2023			2022
(dollars in thousands)	Operating revenues	Operating expenses	Net	Operating revenues	Operating expenses	Net
Services and other:
Program services and other fronting	$29,190	$7,287	$21,903	$34,071	$7,383	$26,688
Insurance-linked securities	9,778	14,401	(4,623)	37,009	37,746	(737)
Insurance-linked securities - disposition gain	—	—	—	107,293	—	107,293
Life and annuity	25	3,206	(3,181)	325	3,396	(3,071)
Markel CATCo buy-out	—	—	—	—	101,904	(101,904)
Markel CATCo Re	—	(44,792)	44,792	—	—	—
Other	3,235	3,771	(536)	3,048	7,559	(4,511)
	42,228	(16,127)	58,355	181,746	157,988	23,758
Underwriting	(454)	1,299	(1,753)	(1,345)	2,399	(3,744)
	41,774	(14,828)	56,602	180,401	160,387	20,014
Amortization of intangible assets		15,281	(15,281)		15,365	(15,365)
	$41,774	$453	$41,321	$180,401	$175,752	$4,649

Program Services and Other Fronting

For the three months ended March 31, 2023, the decrease in operating revenues in our program services and other fronting operations was primarily due to lower gross written premiums within our program services operations driven by the non-renewal and termination of certain programs, partially offset by growth from new programs. Gross written premiums in our program services operations were $619.4 million and $705.6 million for the three months ended March 31, 2023 and 2022, respectively. Gross written premiums from our other fronting operations, which consist of business written by our underwriting platform on behalf of our ILS operations, were $158.4 million and $173.1 million for the three months ended March 31, 2023 and 2022, respectively.

Insurance-Linked Securities

For the three months ended March 31, 2023, the decrease in operating revenues and operating expenses in our Nephila ILS operations was primarily due to the disposition of our Velocity and Volante managing general agent operations in February 2022 and October 2022, respectively, as well as lower revenues in our fund management operations. The sale of the majority of our controlling interest in our Velocity managing general agent operations resulted in a gain of $107.3 million during the first quarter of 2022. Our Nephila ILS operations in 2023 are solely comprised of our fund management operations. As of March 31, 2023, Nephila's net assets under management were $7.2 billion.

Markel CATCo

In March 2022, we completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds and resulted in the consolidation of Markel CATCo Re upon completion of the transaction. In order to complete the transaction, we made $101.9 million in payments, net of insurance proceeds, to or for the benefit of investors that were recognized as an expense during the first quarter of 2022. For the three months ended March 31, 2023, results attributable to Markel CATCo Re were primarily related to favorable loss reserve development on the run-off of reinsurance contracts, all of which were attributable to noncontrolling interest holders in Markel CATCo Re. See note 11 of the notes to consolidated financial statements for further details regarding our Markel CATCo operations, the buy-out transaction and the consolidation of Markel CATCo Re.

Investing Results

Our business strategy recognizes the importance of both consistent underwriting and operating profits and superior investment returns to build shareholder value. We rely on sound underwriting practices to produce investable funds. We measure our investment performance by analyzing net investment income earned on our investment portfolio, as well as through net investment gains, which include unrealized gains on our equity portfolio, and the change in net unrealized gains on available-for-sale investments. Our investment performance measures also include investment yield and taxable equivalent total investment return. Other income or losses within our investing operations primarily relate to equity method investments in our investing segment, which are managed separately from the rest of our investment portfolio.

The following table summarizes our consolidated investment performance, which consists predominantly of our Investing segment.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Change
Net investment income	$159,335	$92,304	73%
Net investment gains (losses)	$372,563	$(358,399)	$730,962
Change in net unrealized gains (losses) on available-for-sale investments	$208,369	$(659,948)	$868,317
Other	$(2,380)	$(19,570)	$17,190

Investment Ratios
Investment yield (1)	0.7%	0.5%	0.2
Taxable equivalent total investment return	3.0%	(3.5)%	6.5
(1)    Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The increase in net investment income for the three months ended March 31, 2023 compared to the same period of 2022 was primarily attributable to higher interest income on short-term investments and cash equivalents due to higher short-term interest rates in 2023 compared to 2022. Additionally, interest income on our fixed maturity securities increased, primarily attributable to a higher yield and higher average holdings of fixed maturity securities during the three months ended March 31, 2023 compared to the same period of 2022. See note 3(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net investment gains for the three months ended March 31, 2023 were primarily attributable to increases in the fair value of our equity portfolio driven by favorable market value movements. Net investment losses for the three months ended March 31, 2022 were primarily attributable to decreases in the fair value of our equity portfolio driven by unfavorable market value movements. See note 3(e) of the notes to consolidated financial statements for further details on the components of net investment gains (losses).

The change in net unrealized gains (losses) on available-for-sale investments for the three months ended March 31, 2023 was primarily attributable to increases in the fair value of our fixed maturity investment portfolio as a result of decreases in interest rates during the period. The change in net unrealized gains (losses) on available-for-sale investments for the three months ended March 31, 2022 was primarily attributable to decreases in the fair value of our fixed maturity investment portfolio as a result of increases in interest rates during the period. As of March 31, 2023, our fixed maturity portfolio had an average rating of "AAA," with 99% rated "A" or better by at least one nationally recognized rating organization.

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Three Months Ended March 31,
	2023	2022
Investment yield (1)	0.7%	0.5%
Adjustment of investment yield from amortized cost to fair value	(0.1)%	(0.1)%
Net amortization of net premium on fixed maturity securities	0.1%	0.1%
Net investment gains (losses) and change in net unrealized investment gains (losses) on available-for-sale securities	2.3%	(4.0)%
Taxable equivalent effect for interest and dividends (2)	—%	—%
Taxable equivalent total investment return	3.0%	(3.5)%
(1)     Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.
(2)     Adjustment to tax-exempt interest and dividend income to reflect a taxable equivalent basis.

Markel Ventures Results

Our Markel Ventures segment includes a diverse portfolio of businesses from different industries that offer various types of products and services to businesses and consumers, predominantly in the United States. Our strategy in acquiring these businesses is to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We measure Markel Ventures' results by its operating income and net income, as well as earnings before interest, income taxes, depreciation and amortization (EBITDA). We consolidate the results of our Markel Ventures subsidiaries on a one-month lag, with the exception of significant transactions or events that occur during the intervening period.

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	% Change
Operating revenues	$1,104,680	$950,392	16%
Operating income	$72,627	$49,737	46%
EBITDA	$119,541	$95,705	25%
Net income to shareholders	$39,423	$25,779	53%

The increase in operating revenues for the three months ended March 31, 2023 compared to the same period of 2022 was driven by higher revenues across our construction services, equipment manufacturing and transportation-related businesses, primarily due to increased demand and higher prices. The increase in operating revenues was also attributable to a full quarter contribution from Metromont in 2023, compared to a partial quarter in 2022 following its acquisition. These increases were partially offset by the impact of decreased demand at our other consumer and building products businesses and our consulting services businesses.

The increases in operating income, EBITDA and net income to shareholders for the three months ended March 31, 2023 compared to the same period of 2022 were primarily due to the impact of higher revenues and improved operating results at our transportation-related and equipment manufacturing businesses, as well as the increased contribution of Metromont. In 2022, the operating margins at many of our businesses were impacted by increased costs of materials and labor, which reflected the impact of broader economic conditions. We began to see conditions stabilize to varying degrees at many of our businesses toward the end of 2022, which continued into early 2023, particularly in regards to our materials costs. The increases in operating income, EBITDA and net income to shareholders for the three months ended March 31, 2023 at many of our businesses were partially offset by the impact of lower revenues and operating margins at our consulting services businesses.

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

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Markel Ventures operating income	$72,627	$49,737
Depreciation expense	27,363	25,035
Amortization of intangible assets	19,551	20,933
Markel Ventures EBITDA	$119,541	$95,705

Interest Expense, Net Foreign Exchange Gains (Losses) and Income Taxes

Interest Expense

Interest expense was $49.4 million for the three months ended March 31, 2023, compared to $49.7 million for the same period of 2022. The modest decrease in interest expense for the three months ended March 31, 2023 was primarily attributable to the impact of the retirement of our 4.9% unsecured senior notes in July 2022, partially offset by higher Markel Ventures interest expense. See note 10 of the notes to consolidated financial statements for further details regarding the retirement of our senior long-term debt.

Net Foreign Exchange Gains (Losses)

Net foreign exchange losses included in net income were $32.9 million for the three months ended March 31, 2023, compared to net foreign exchange gains of $23.0 million for the same period of 2022. Net foreign exchange gains (losses) are primarily due to the remeasurement of our foreign currency denominated insurance reserves to the U.S. Dollar. During the first quarter of 2023, the U.S. Dollar weakened against the Euro and British Pound, the predominant foreign currencies within our insurance operations, while it strengthened during the first quarter of 2022. Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized gains (losses) on available-for-sale investments in other comprehensive income (losses), were gains of $33.9 million and losses of $16.0 million for the three months ended March 31, 2023 and 2022, respectively.

Income Taxes

The effective tax rate was 20% and 27% for the three months ended March 31, 2023 and 2022, respectively. We use the estimated annual effective tax rate method for calculating our tax provision in interim periods. This method applies our best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The estimated annual effective tax rate was 22% and 21% for the three months ended March 31, 2023 and 2022, respectively.

Comprehensive Income (Loss) to Shareholders and Book Value per Common Share

The following table summarizes the components of comprehensive income (loss) to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net income (loss) to shareholders	$488,652	$(51,741)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	164,200	(520,763)
Change in discount rate for life and annuity benefits, net of taxes	(9,052)	60,693
Other, net of taxes	2,597	(116)
Other comprehensive (income) loss attributable to noncontrolling interest	(32)	13
Other comprehensive income (loss) to shareholders	157,713	(460,173)
Comprehensive income (loss) to shareholders	$646,365	$(511,914)

Book value per common share was $984.33 as of March 31, 2023 compared to $935.65 at December 31, 2022.

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our consolidated debt to capital ratio was 22% at March 31, 2023 and 24% at December 31, 2022. The decrease reflects a decrease in senior long-term debt, primarily attributable to the retirement of our 3.625% unsecured senior notes due March 30, 2023, as well as an increase in shareholders' equity.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $28.0 billion and $27.4 billion at March 31, 2023 and December 31, 2022, respectively. The following table presents the composition of our invested assets.

	March 31, 2023	December 31, 2022
Fixed maturity securities	44%	43%
Equity securities	29%	28%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	27%	29%
Total	100%	100%

Our holding company had $3.1 billion and $3.7 billion of invested assets at March 31, 2023 and December 31, 2022, respectively. The decrease was due in part to the retirement of our 3.625% unsecured senior notes due March 30, 2023. The following table presents the composition of our holding company's invested assets.

	March 31, 2023	December 31, 2022
Fixed maturity securities	6%	4%
Equity securities	48%	40%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	46%	56%
Total	100%	100%

We have a share repurchase program, authorized by our Board of Directors, that provides for the repurchase of up to $750 million of common stock. As of March 31, 2023, $428.4 million remained available for repurchases under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

We may from time to time seek to prepay, retire or repurchase our outstanding senior notes or preferred shares, through open market purchases, privately negotiated transactions or otherwise. Those prepayments, retirements or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

We maintain a corporate revolving credit facility which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At our discretion, up to $200 million of the total capacity may be used for letters of credit. We may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. At March 31, 2023 and December 31, 2022, there were no borrowings outstanding under this revolving credit facility. This facility expires in April 2024. As of March 31, 2023, we were in compliance with all covenants contained in our corporate revolving credit facility. To the extent that we are not in compliance with our covenants, access to the revolving credit facility could be restricted. While we believe this to be unlikely, the inability to access the revolving credit facility could adversely affect our liquidity.

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

Various of our Markel Ventures subsidiaries maintain revolving credit facilities or lines of credit, which provide up to $650 million of aggregate capacity for working capital and other general operational purposes. A portion of the capacity on certain of these credit facilities may be used as security for letters of credit and other obligations. At March 31, 2023 and December 31, 2022, the Company had $288.9 million and $238.1 million, respectively, of borrowings outstanding under these credit facilities. As of March 31, 2023, all of our subsidiaries were in compliance with all covenants contained in their respective credit facilities. To the extent our subsidiaries are not in compliance with their respective covenants, access to their credit facilities could be restricted, which could adversely affect their operations.

Cash Flows

Net cash provided by operating activities was $284.2 million for the three months ended March 31, 2023 compared to $414.9 million for the same period of 2022. The decrease in net cash flows from operating activities for the three months ended March 31, 2023 was primarily due to a $125.1 million payment made to complete a retroactive reinsurance transaction to cede our portfolio of policies comprised of liabilities related to our run-off book of U.K. motor casualty business.

Net cash used by investing activities was $108.5 million for the three months ended March 31, 2023 compared to $50.0 million for the same period of 2022. During the three months ended March 31, 2023, net cash used by investing activities included net purchases of fixed maturity securities and equity securities of $214.7 million and $65.1 million, respectively, and a net decrease in short-term investments of $210.2 million. During the three months ended March 31, 2022, net cash used by investing activities included net purchases of fixed maturity securities, short-term investments and equity securities of $397.9 million, $287.0 million and $36.0 million, respectively. Net cash used by investing activities for the three months ended March 31, 2022 was net of $630.0 million of net cash and restricted cash acquired as part of our consolidation of Markel CATCo Re. Cash flows from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $412.2 million for the three months ended March 31, 2023 compared to $18.9 million for the same period of 2022. During the three months ended March 31, 2023, net cash used by financing activities included $250.0 million to retire our 3.625% unsecured senior notes due March 30, 2023. During the three months ended March 31, 2022, we had net increases in borrowings, primarily on a revolving line of credit at one of our Markel Ventures businesses. Cash of $82.0 million and $79.3 million was used to repurchase shares of our common stock during the first three months of 2023 and 2022, respectively.

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

Readers are urged to review our 2022 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in our 2022 Annual Report on Form 10-K, or are included in the items listed below:

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
•emerging claim and coverage issues, changing industry practices and evolving legal, judicial, social and other claims and coverage trends or conditions, can increase the scope of coverage, the frequency and severity of claims and the period over which claims may be reported; these factors, as well as uncertainties in the loss estimation process, can adversely impact the adequacy of our loss reserves and our allowance for reinsurance recoverables;
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
•the effects of government intervention, including material changes in the monetary policies of central banks, to address financial downturns, inflation and other economic and currency concerns;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. During the three months ended March 31, 2023, there were no material changes in our market risk exposures from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill their obligations to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables within our underwriting, program services and other fronting operations. During the three months ended March 31, 2023, there were no material changes in our credit risk exposures from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The three suits have been consolidated. We have asked the court to dismiss, or grant us summary judgment on, all counts. For additional information regarding these three suits, see Item 3 Legal Proceedings in our 2022 Annual Report on Form 10-K. We believe Mr. Yeransian's suits to be without merit. We further believe that any material loss resulting from the suits to be remote.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common share repurchases for the quarter ended March 31, 2023.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2023 through January 31, 2023	14,200	$1,385.53	14,200	$492,065
February 1, 2023 through February 28, 2023	19,539	$1,345.98	19,539	$465,766
March 1, 2023 through March 31, 2023	29,533	$1,263.95	29,533	$428,438
Total	63,272	$1,316.57	63,272	$428,438
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

Item 6. Exhibits

Exhibit No.	Document Description

3.1(a)	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 13, 2011)

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 27, 2020)

3.2	Bylaws, as amended and restated January 1, 2023 (incorporated by reference from Exhibit 3.2 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2022)

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
Form of Eighth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.1(d)
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.1(e)
Form of Tenth Supplemental Indenture dated as of April 5, 2016 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 31, 2016)

4.1(f)
Eleventh Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.1(g)
Twelfth Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.1(h)
Thirteenth Supplemental Indenture, dated as of May 20, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 20, 2019)

4.1(i)
Fourteenth Supplemental Indenture, dated as of September 17, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission September 17, 2019)

4.1(j)
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

10.1(a)
Form of Amended and Restated Executive Employment Agreement with Andrew G. Crowley, Robert C. Cox, Michael R. Heaton, Jeremy A. Noble, Richard R. Grinnan and Teresa S. Gendron (incorporated by reference from Exhibit 10.5 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2021)*

10.1(b)	Sign-on Bonus and Reimbursement Agreement with Teresa S. Gendron* **

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on April 26, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement
** Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of April 2023.

Markel Corporation

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Teresa S. Gendron
Teresa S. Gendron
Chief Financial Officer
(Principal Financial Officer)