Form 10-Q
period 2023-06-30
MARKEL GROUP INC.
filed 2023-08-02
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023
or
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______
Commission File Number: 001-15811
_________________________________________
MARKEL GROUP INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at July 26, 2023: 13,264,492

Markel Group Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $13,653,557 in 2023 and $12,805,887 in 2022)	$12,745,692	$11,856,835
Equity securities (cost of $3,282,591 in 2023 and $3,100,040 in 2022)	8,688,860	7,671,912
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,039,061	2,669,262
Total Investments	23,473,613	22,198,009
Cash and cash equivalents	4,305,884	4,137,432
Restricted cash and cash equivalents	935,045	1,084,081
Receivables	3,695,172	2,961,056
Reinsurance recoverables	8,296,043	8,446,745
Deferred policy acquisition costs	1,013,304	925,483
Prepaid reinsurance premiums	2,486,203	2,066,114
Goodwill	2,626,588	2,638,838
Intangible assets	1,677,621	1,747,464
Other assets	3,674,660	3,586,037
Total Assets	$52,184,133	$49,791,259
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$21,374,813	$20,947,898
Life and annuity benefits	643,572	650,721
Unearned premiums	7,072,182	6,220,748
Payables to insurance and reinsurance companies	972,194	669,742
Senior long-term debt and other debt (estimated fair value of $3,299,000 in 2023 and $3,541,000 in 2022)	3,813,917	4,103,629
Other liabilities	3,603,932	3,461,482
Total Liabilities	37,480,610	36,054,220
Redeemable noncontrolling interests	464,442	523,154
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,515,362	3,493,893
Retained earnings	10,818,989	9,832,804
Accumulated other comprehensive loss	(740,743)	(767,494)
Total Shareholders' Equity	14,185,499	13,151,094
Noncontrolling interests	53,582	62,791
Total Equity	14,239,081	13,213,885
Total Liabilities and Equity	$52,184,133	$49,791,259

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,031,143	$1,833,104	$3,998,847	$3,592,874
Net investment income	169,693	96,795	329,028	189,099
Net investment gains (losses)	484,527	(1,554,643)	857,090	(1,913,042)
Products revenues	784,882	776,959	1,362,808	1,258,580
Services and other revenues	672,291	639,992	1,238,152	1,270,932
Total Operating Revenues	4,142,536	1,792,207	7,785,925	4,398,443
OPERATING EXPENSES
Losses and loss adjustment expenses	1,187,876	1,058,810	2,360,890	2,031,182
Underwriting, acquisition and insurance expenses	697,887	609,469	1,373,592	1,199,834
Products expenses	651,469	697,718	1,167,225	1,145,537
Services and other expenses	590,817	557,481	1,071,436	1,147,372
Amortization of intangible assets	44,423	45,523	88,822	91,572
Total Operating Expenses	3,172,472	2,969,001	6,061,965	5,615,497
Operating Income (Loss)	970,064	(1,176,794)	1,723,960	(1,217,054)
Interest expense	(47,221)	(50,050)	(96,659)	(99,742)
Net foreign exchange gains (losses)	(14,976)	105,067	(47,904)	128,071
Income (Loss) Before Income Taxes	907,867	(1,121,777)	1,579,397	(1,188,725)
Income tax (expense) benefit	(191,937)	238,953	(325,668)	257,089
Net Income (Loss)	715,930	(882,824)	1,253,729	(931,636)
Net income attributable to noncontrolling interests	(20,419)	(32,972)	(69,566)	(35,901)
Net Income (Loss) to Shareholders	695,511	(915,796)	1,184,163	(967,537)
Preferred stock dividends	(18,000)	(18,000)	(18,000)	(18,000)
Net Income (Loss) to Common Shareholders	$677,511	$(933,796)	$1,166,163	$(985,537)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$(134,991)	$(362,392)	$26,215	$(883,592)
Reclassification adjustments for net losses included in net income (loss)	405	1,261	3,399	1,698
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(134,586)	(361,131)	29,614	(881,894)
Change in discount rate for life and annuity benefits, net of taxes	3,224	63,198	(5,828)	123,891
Change in foreign currency translation adjustments, net of taxes	361	(4,275)	2,940	(5,523)
Change in net actuarial pension loss, net of taxes	18	373	36	1,505
Total Other Comprehensive Income (Loss)	(130,983)	(301,835)	26,762	(762,021)
Comprehensive Income (Loss)	584,947	(1,184,659)	1,280,491	(1,693,657)
Comprehensive income attributable to noncontrolling interests	(20,398)	(33,029)	(69,577)	(35,945)
Comprehensive Income (Loss) to Shareholders	$564,549	$(1,217,688)	$1,210,914	$(1,729,602)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$50.20	$(69.15)	$87.50	$(75.56)
Diluted	$50.09	$(69.15)	$87.34	$(75.56)
See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended June 30, 2023	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
March 31, 2023	$591,891	$3,506,972	$10,255,401	$(609,781)	$13,744,483	$44,838	$13,789,321	$491,883
Net income			695,511	—	695,511	8,745	704,256	11,674
Other comprehensive loss			—	(130,962)	(130,962)	—	(130,962)	(21)
Comprehensive Income					564,549	8,745	573,294	11,653
Repurchase of common stock	—	—	(105,197)	—	(105,197)	—	(105,197)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Restricted stock awards expensed	—	4,830	—	—	4,830	—	4,830	—
Adjustment of redeemable noncontrolling interests	—	—	(5,758)	—	(5,758)	—	(5,758)	5,758
Purchase of noncontrolling interests	—	3,931	—	—	3,931	—	3,931	(36,431)
Other	—	(371)	(2,968)	—	(3,339)	(1)	(3,340)	(8,421)
June 30, 2023	$591,891	$3,515,362	$10,818,989	$(740,743)	$14,185,499	$53,582	$14,239,081	$464,442

Six Months Ended June 30, 2023	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2022	$591,891	$3,493,893	$9,832,804	$(767,494)	$13,151,094	$62,791	$13,213,885	$523,154
Net income			1,184,163	—	1,184,163	53,438	1,237,601	16,128
Other comprehensive income			—	26,751	26,751	—	26,751	11
Comprehensive Income					1,210,914	53,438	1,264,352	16,139
Repurchase of common stock	—	—	(187,161)	—	(187,161)	—	(187,161)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Restricted stock awards expensed	—	26,528	—	—	26,528	—	26,528	—
Adjustment of redeemable noncontrolling interests	—	—	7,715	—	7,715	—	7,715	(7,715)
Purchase of noncontrolling interests	—	(4,688)	—	—	(4,688)	—	(4,688)	(49,477)
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(62,646)	(62,646)	—
Other	—	(371)	(532)	—	(903)	(1)	(904)	(17,659)
June 30, 2023	$591,891	$3,515,362	$10,818,989	$(740,743)	$14,185,499	$53,582	$14,239,081	$464,442

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended June 30, 2022	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
March 31, 2022	$591,891	$3,469,449	$10,277,639	$(238,166)	$14,100,813	$5,554	$14,106,367	$480,351
Net income (loss)			(915,797)	—	(915,797)	25,989	(889,808)	6,983
Other comprehensive income (loss)			—	(301,892)	(301,892)	—	(301,892)	57
Comprehensive Income (Loss)					(1,217,689)	25,989	(1,191,700)	7,040
Repurchase of common stock	—	—	(46,995)	—	(46,995)	—	(46,995)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Restricted stock awards expensed	—	4,406	—	—	4,406	—	4,406	—
Adjustment of redeemable noncontrolling interests	—	—	(7,498)	—	(7,498)	—	(7,498)	7,498
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(22,261)	(22,261)	—
Other	—	4,298	267	—	4,565	1,843	6,408	489
June 30, 2022	$591,891	$3,478,153	$9,289,616	$(540,058)	$12,819,602	$11,125	$12,830,727	$495,378

Six Months Ended June 30, 2022	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2021	$591,891	$3,441,079	$10,444,895	$222,007	$14,699,872	$22,860	$14,722,732	$461,378
Net income (loss)			(967,538)	—	(967,538)	25,416	(942,122)	10,485
Other comprehensive income (loss)			—	(762,065)	(762,065)	—	(762,065)	44
Comprehensive Income (Loss)					(1,729,603)	25,416	(1,704,187)	10,529
Repurchase of common stock	—	—	(126,291)	—	(126,291)	—	(126,291)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Restricted stock awards expensed	—	32,870	—	—	32,870	—	32,870	—
Adjustment of redeemable noncontrolling interests	—	—	(44,438)	—	(44,438)	—	(44,438)	44,438
Adjustment to Metromont purchase price allocation	—	—	—	—	—	—	—	(18,681)
Disposition of Velocity	—	—	—	—	—	(22,059)	(22,059)	—
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(22,261)	(22,261)	—
Other	—	4,204	988	—	5,192	7,169	12,361	(2,286)
June 30, 2022	$591,891	$3,478,153	$9,289,616	$(540,058)	$12,819,602	$11,125	$12,830,727	$495,378

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$1,253,729	$(931,636)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(245,108)	1,852,625
Net Cash Provided By Operating Activities	1,008,621	920,989
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	993,834	370,028
Cost of fixed maturity securities purchased	(1,771,986)	(889,888)
Proceeds from sales of equity securities	138,702	146,116
Cost of equity securities purchased	(293,322)	(209,576)
Net change in short-term investments	675,339	(256,698)
Cost of other investments purchased	(83,490)	(18,251)
Additions to property and equipment	(79,443)	(110,544)
Consolidation of Markel CATCo Re, net	—	629,955
Distributions to Markel CATCo Re noncontrolling interests for buy-out transaction	—	(169,380)
Proceeds from sales of subsidiaries, net	41,302	109,505
Other	5,503	(4,628)
Net Cash Used By Investing Activities	(373,561)	(403,361)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	356,085	529,051
Repayment of senior long-term debt and other debt	(646,264)	(387,165)
Advance funding for repayment of senior long-term debt	—	(350,000)
Repurchases of common stock	(187,161)	(126,291)
Dividends paid on preferred stock	(18,000)	(18,000)
Redemption of Markel CATCo Re noncontrolling interests	(88,997)	—
Purchase of noncontrolling interests	(21,665)	7,492
Other	(23,879)	(41,796)
Net Cash Used By Financing Activities	(629,881)	(386,709)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	14,237	(100,549)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	19,416	30,370
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	5,221,513	4,880,947
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$5,240,929	$4,911,317

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Group Inc., formerly Markel Corporation, is a holding company comprised of a diverse group of companies and investments with specialty insurance at its core. Effective May 26, 2023, Markel Corporation changed its name to Markel Group Inc. (Markel Group). Through its wholly owned subsidiary, Markel Ventures, Inc. (Markel Ventures), Markel Group owns controlling interests in businesses that operate in a variety of industries. See note 2 for details regarding reportable segments.

a) Basis of Presentation. The consolidated balance sheet as of June 30, 2023 and the related consolidated statements of income (loss) and comprehensive income (loss) and changes in equity for the quarters and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Except for the adjustments described in note 1 c), such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2022 was derived from Markel Group's audited annual consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of Markel Group and its consolidated subsidiaries, as well as variable interest entities (VIEs) that meet the requirements for consolidation (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates the results of its Markel Ventures subsidiaries on a one-month lag, with the exception of significant transactions or events that occur during the intervening period. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

b) Life and Annuity Benefits. The Company has a run-off block of life and annuity reinsurance contracts that subject the Company to mortality, longevity and morbidity risks. Effective January 1, 2023, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and restated all prior periods presented to reflect the new accounting standard. The primary component of the Company's liabilities for life and annuity benefits is the present value of the liability for future policyholder benefits. The cash flow assumptions used to determine the policyholder benefit reserves are reviewed and updated, as necessary, at least annually. Interest accretion for the reserves is calculated using the discount rate locked-in at contract inception. Policy benefit reserves are remeasured each period using current discount rates, based on yields for upper-medium grade fixed maturity securities, with the impact of changes in the discount rate included in other comprehensive income, net of taxes. All other results attributable to the run-off of life and annuity reinsurance contracts are included in services and other revenues and services and other expenses in the consolidated statements of income and comprehensive income. Investment income earned on the investments that support the policy benefit reserves are included in net investment income. Because of the uncertainty in the assumptions used to estimate reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimated liability. See note 9 for further details regarding life and annuity benefits.

c) Recent Accounting Pronouncements

Accounting Standards Adopted

Effective January 1, 2023, the Company adopted ASU No. 2018-12 and several ASUs issued as amendments to ASU No. 2018-12. This standard requires insurance companies with long duration contracts to: (1) review and, if there is a change, update the assumptions used to measure expected cash flows at least annually; (2) update the discount rate assumption at each reporting date; and (3) enhance certain qualitative and quantitative disclosures. ASU No. 2018-12 was applied using a modified retrospective approach that required restatement of prior periods presented, including a cumulative adjustment recorded to accumulated other comprehensive income as of January 1, 2021 (the transition date) as a result of updating the discount rate assumption. At the transition date, the adoption of ASU 2018-12 had no impact on retained earnings but resulted in a decrease to accumulated other comprehensive income, net of taxes, of $15.3 million, which was comprised of the following corresponding adjustments to life and annuity benefits and deferred tax liabilities.

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

Changes in the discount rate on the liability for future policyholder benefits also resulted in an increase, or benefit, of $63.2 million and $79.2 million to the other comprehensive loss previously presented for the quarter and six months ended June 30, 2022, which was comprised of the following adjustments.

(dollars in thousands)	Quarter Ended June 30, 2022	Six Months Ended June 30, 2022
Reverse benefit included in change in net unrealized gains (losses) on available-for-sale-investments, net of taxes, related to reversal of previously recognized reserve deficiency adjustment	$—	$(44,682)
Change in discount rate for life and annuity benefits, net of taxes	63,198	123,891
Increase in other comprehensive loss, net of taxes	$63,198	$79,209

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

The Company's other insurance operations primarily consist of the results of the Company's insurance-linked securities operations and program services business. Other insurance operations also include results for lines of business discontinued prior to, or in conjunction with, acquisitions, including development on asbestos and environmental loss reserves and results attributable to the run-off of life and annuity reinsurance business, which are monitored separately from the Company's ongoing underwriting operations. For purposes of segment reporting, none of these other insurance operations are considered to be reportable segments.

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

	Quarter Ended June 30, 2023
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)	Consolidated
Gross premium volume	$2,455,403	$281,100	$—	$—	$1,051,682	$3,788,185
Net written premiums	1,946,528	261,496	—	—	(331)	2,207,693

Earned premiums	1,763,186	268,288	—	—	(331)	2,031,143
Losses and loss adjustment expenses:
Current accident year	(1,079,450)	(176,317)	—	—	—	(1,255,767)
Prior accident years	61,562	7,974	—	—	(1,645)	67,891
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(367,145)	(71,574)	—	—	—	(438,719)
Other underwriting expenses	(243,502)	(13,187)	—	—	(2,479)	(259,168)
Underwriting profit (loss)	134,651	15,184	—	—	(4,455)	145,380
Net investment income	—	—	168,927	766	—	169,693
Net investment gains	—	—	484,527	—	—	484,527
Products revenues	—	—	—	784,882	—	784,882
Services and other revenues	—	—	(6,378)	600,931	77,738	672,291
Products expenses	—	—	—	(651,469)	—	(651,469)
Services and other expenses	—	—	—	(565,060)	(25,757)	(590,817)
Amortization of intangible assets (2)	—	—	—	(19,859)	(24,564)	(44,423)
Segment profit	$134,651	$15,184	$647,076	$150,191	$22,962	$970,064
Interest expense						(47,221)
Net foreign exchange losses						(14,976)
Income before income taxes						$907,867
(1)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment, as well as amortization of intangible assets attributable to underwriting segments, which is not allocated between the Insurance and Reinsurance segments.
(2)    Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets attributable to the Company's underwriting segments, included in Other, was $9.3 million for the quarter ended June 30, 2023.

	Quarter Ended June 30, 2022
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)	Consolidated
Gross premium volume	$2,237,158	$289,056	$—	$—	$753,835	$3,280,049
Net written premiums	1,828,162	273,838	—	—	(2,205)	2,099,795

Earned premiums	1,570,001	264,154	—	—	(1,051)	1,833,104
Losses and loss adjustment expenses:
Current accident year	(919,283)	(165,932)	—	—	—	(1,085,215)
Prior accident years	43,693	(13,577)	—	—	(3,711)	26,405
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(323,826)	(69,125)	—	—	(32)	(392,983)
Other underwriting expenses	(204,171)	(11,681)	—	—	(634)	(216,486)
Underwriting profit (loss)	166,414	3,839	—	—	(5,428)	164,825
Net investment income	—	—	96,695	100	—	96,795
Net investment losses	—	—	(1,554,643)	—	—	(1,554,643)
Products revenues	—	—	—	776,959	—	776,959
Services and other revenues	—	—	(3,137)	584,339	58,790	639,992
Products expenses	—	—	—	(697,718)	—	(697,718)
Services and other expenses	—	—	—	(536,057)	(21,424)	(557,481)
Amortization of intangible assets (2)	—	—	—	(20,577)	(24,946)	(45,523)
Segment profit (loss)	$166,414	$3,839	$(1,461,085)	$107,046	$6,992	$(1,176,794)
Interest expense						(50,050)
Net foreign exchange gains						105,067
Loss before income taxes						$(1,121,777)
(1)     Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment, as well as amortization of intangible assets attributable to underwriting segments, which is not allocated between the Insurance and Reinsurance segments.
(2)     Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets attributable to the Company's underwriting segments, included in Other, was $9.6 million for the quarter ended June 30, 2022.

	Six Months Ended June 30, 2023
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)	Consolidated
Gross premium volume	$4,553,341	$833,161	$—	$—	$1,837,695	$7,224,197
Net written premiums	3,648,669	777,587	—	—	(785)	4,425,471

Earned premiums	3,474,110	525,522	—	—	(785)	3,998,847
Losses and loss adjustment expenses:
Current accident year	(2,156,996)	(343,102)	—	—	—	(2,500,098)
Prior accident years	124,190	16,678	—	—	(1,660)	139,208
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(727,499)	(133,352)	—	—	—	(860,851)
Other underwriting expenses	(482,650)	(26,328)	—	—	(3,763)	(512,741)
Underwriting profit (loss)	231,155	39,418	—	—	(6,208)	264,365
Net investment income	—	—	327,521	1,507	—	329,028
Net investment gains	—	—	857,090	—	—	857,090
Products revenues	—	—	—	1,362,808	—	1,362,808
Services and other revenues	—	—	(8,758)	1,126,944	119,966	1,238,152
Products expenses	—	—	—	(1,167,225)	—	(1,167,225)
Services and other expenses	—	—	—	(1,061,806)	(9,630)	(1,071,436)
Amortization of intangible assets (2)	—	—	—	(39,410)	(49,412)	(88,822)
Segment profit	$231,155	$39,418	$1,175,853	$222,818	$54,716	$1,723,960
Interest expense						(96,659)
Net foreign exchange losses						(47,904)
Income before income taxes						$1,579,397
(1)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment, as well as amortization of intangible assets attributable to underwriting segments, which is not allocated between the Insurance and Reinsurance segments.
(2)    Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets attributable to the Company's underwriting segments, included in Other, was $18.8 million for the six months ended June 30, 2023.

	Six Months Ended June 30, 2022
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)	Consolidated
Gross premium volume	$4,180,464	$865,372	$—	$—	$1,632,500	$6,678,336
Net written premiums	3,439,182	829,058	—	—	(3,711)	4,264,529

Earned premiums	3,047,149	548,121	—	—	(2,396)	3,592,874
Losses and loss adjustment expenses:
Current accident year	(1,805,520)	(348,390)	—	—	—	(2,153,910)
Prior accident years	142,333	(15,660)	—	—	(3,945)	122,728
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(634,232)	(140,879)	—	—	(32)	(775,143)
Other underwriting expenses	(395,822)	(26,070)	—	—	(2,799)	(424,691)
Underwriting profit (loss)	353,908	17,122	—	—	(9,172)	361,858
Net investment income	—	—	188,992	107	—	189,099
Net investment losses	—	—	(1,913,042)	—	—	(1,913,042)
Products revenues	—	—	—	1,258,580	—	1,258,580
Services and other revenues	—	—	(22,707)	1,053,103	240,536	1,270,932
Products expenses	—	—	—	(1,145,537)	—	(1,145,537)
Services and other expenses	—	—	—	(967,960)	(179,412)	(1,147,372)
Amortization of intangible assets (2)	—	—	—	(41,510)	(50,062)	(91,572)
Segment profit (loss)	$353,908	$17,122	$(1,746,757)	$156,783	$1,890	$(1,217,054)
Interest expense						(99,742)
Net foreign exchange gains						128,071
Loss before income taxes						$(1,188,725)
(1)     Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment, as well as amortization of intangible assets attributable to underwriting segments, which is not allocated between the Insurance and Reinsurance segments.
(2)     Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets attributable to the Company's underwriting segments, included in Other, was $19.4 million for the six months ended June 30, 2022.

b) The following amounts attributable to the Markel Ventures segment are also reviewed, or included in measures reviewed, by the Company's chief operating decision maker.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Depreciation expense	$27,419	$26,531	$54,782	$51,566
Interest expense (1)	$12,899	$11,025	$25,822	$22,203
Income tax expense	$30,583	$22,419	$43,769	$31,079
Capital expenditures	$38,045	$50,667	$69,543	$96,680
(1)    Interest expense for the quarter and six months ended June 30, 2023 included intercompany interest expense of $6.6 million and $13.3 million, respectively. Interest expense for the quarter and six months ended June 30, 2022 included intercompany interest expense of $7.0 million and $14.1 million. Intercompany interest expense was eliminated in consolidation.

c) The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	June 30, 2023	December 31, 2022
Segment assets:
Investing	$28,332,303	$26,982,280
Underwriting	9,865,674	8,853,559
Markel Ventures	5,416,860	5,315,677
Total segment assets	43,614,837	41,151,516
Other operations	8,569,296	8,639,743
Total assets	$52,184,133	$49,791,259

3. Investments

a) The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes.

	June 30, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$3,262,114	$280	$(133,542)	$3,128,852
U.S. government-sponsored enterprises	1,044,843	104	(106,212)	938,735
Obligations of states, municipalities and political subdivisions	4,093,715	2,728	(220,108)	3,876,335
Foreign governments	1,691,459	3,717	(151,550)	1,543,626
Commercial mortgage-backed securities	2,251,522	291	(178,257)	2,073,556
Residential mortgage-backed securities	508,692	3	(28,773)	479,922
Asset-backed securities	1,241	—	(37)	1,204
Corporate bonds	799,971	811	(97,320)	703,462
Total fixed maturity securities	13,653,557	7,934	(915,799)	12,745,692
Short-term investments	2,036,747	3,840	(1,526)	2,039,061
Investments, available-for-sale	$15,690,304	$11,774	$(917,325)	$14,784,753

	December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$3,050,089	$2,363	$(138,493)	$2,913,959
U.S. government-sponsored enterprises	871,463	154	(106,079)	765,538
Obligations of states, municipalities and political subdivisions	3,973,911	6,503	(247,231)	3,733,183
Foreign governments	1,473,658	2,843	(169,723)	1,306,778
Commercial mortgage-backed securities	2,109,721	395	(169,668)	1,940,448
Residential mortgage-backed securities	553,591	6	(26,804)	526,793
Asset-backed securities	1,693	—	(53)	1,640
Corporate bonds	771,761	836	(104,101)	668,496
Total fixed maturity securities	12,805,887	13,100	(962,152)	11,856,835
Short-term investments	2,663,560	5,760	(58)	2,669,262
Investments, available-for-sale	$15,469,447	$18,860	$(962,210)	$14,526,097

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2023
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$1,072,516	$(17,213)	$1,956,782	$(116,329)	$3,029,298	$(133,542)
U.S. government-sponsored enterprises	301,249	(6,205)	628,588	(100,007)	929,837	(106,212)
Obligations of states, municipalities and political subdivisions	1,434,351	(18,517)	1,929,349	(201,591)	3,363,700	(220,108)
Foreign governments	359,569	(12,927)	1,005,886	(138,623)	1,365,455	(151,550)
Commercial mortgage-backed securities	419,295	(12,357)	1,634,450	(165,900)	2,053,745	(178,257)
Residential mortgage-backed securities	115,044	(2,216)	364,356	(26,557)	479,400	(28,773)
Asset-backed securities	—	—	1,204	(37)	1,204	(37)
Corporate bonds	90,952	(1,540)	591,258	(95,780)	682,210	(97,320)
Total fixed maturity securities	3,792,976	(70,975)	8,111,873	(844,824)	11,904,849	(915,799)
Short-term investments	1,324,927	(1,526)	—	—	1,324,927	(1,526)
Total	$5,117,903	$(72,501)	$8,111,873	$(844,824)	$13,229,776	$(917,325)

At June 30, 2023, the Company held 1,603 available-for-sale securities in an unrealized loss position with a total estimated fair value of $13.2 billion and gross unrealized losses of $917.3 million. Of these 1,603 securities, 991 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $8.1 billion and gross unrealized losses of $844.8 million.

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

The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is the result of a credit loss. All available-for-sale securities with unrealized losses are reviewed. The Company considers many factors in completing its quarterly review of securities with unrealized losses for credit-related impairment to determine whether a credit loss exists, including the extent to which fair value is below cost, the implied yield to maturity, rating downgrades of the security and whether or not the issuer has failed to make scheduled principal or interest payments. The Company also takes into consideration information about the financial condition of the issuer and industry factors that could negatively impact the issuer.

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses as of June 30, 2023 or December 31, 2022.

Quarterly, the Company also considers whether it intends to sell an available-for-sale security or if it is more likely than not that it will be required to sell a security before recovery of its amortized cost. In these instances, a decline in fair value is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security. As of June 30, 2023, the Company did not intend to sell or believe it would be required to sell any available-for-sale securities in an unrealized loss position before recovery of their amortized cost.

c) The amortized cost and estimated fair value of fixed maturity securities at June 30, 2023 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,193,540	$1,170,094
Due after one year through five years	4,544,954	4,325,414
Due after five years through ten years	3,382,145	3,077,695
Due after ten years	1,771,463	1,617,807
	10,892,102	10,191,010
Commercial mortgage-backed securities	2,251,522	2,073,556
Residential mortgage-backed securities	508,692	479,922
Asset-backed securities	1,241	1,204
Total fixed maturity securities	$13,653,557	$12,745,692

d) The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Interest:
Fixed maturity securities	$88,419	$71,920	$170,547	$143,064
Short-term investments	23,712	3,354	50,331	4,328
Cash and cash equivalents	35,491	2,023	63,092	1,825
Dividends on equity securities	26,352	23,590	53,834	48,327
	173,974	100,887	337,804	197,544
Investment expenses	(4,281)	(4,092)	(8,776)	(8,445)
Net investment income	$169,693	$96,795	$329,028	$189,099

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Fixed maturity securities, short-term investments and other investments:
Net realized investment gains (losses)	$1,155	$(2,259)	$(2,066)	$3,969
Equity securities:
Change in fair value of securities sold during the period	2,434	(2,113)	13,487	(19,231)
Change in fair value of securities held at the end of the period	480,938	(1,550,271)	845,669	(1,897,780)
Total change in fair value	483,372	(1,552,384)	859,156	(1,917,011)
Net investment gains (losses)	$484,527	$(1,554,643)	$857,090	$(1,913,042)
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$(167,992)	$(449,089)	$41,187	$(1,114,899)
Short-term investments	(2,578)	(9,239)	(3,388)	(3,377)
Net increase (decrease)	$(170,570)	$(458,328)	$37,799	$(1,118,276)

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$3,128,852	$—	$3,128,852
U.S. government-sponsored enterprises	—	938,735	—	938,735
Obligations of states, municipalities and political subdivisions	—	3,876,335	—	3,876,335
Foreign governments	—	1,543,626	—	1,543,626
Commercial mortgage-backed securities	—	2,073,556	—	2,073,556
Residential mortgage-backed securities	—	479,922	—	479,922
Asset-backed securities	—	1,204	—	1,204
Corporate bonds	—	703,462	—	703,462
Total fixed maturity securities, available-for-sale	—	12,745,692	—	12,745,692
Equity securities:
Insurance, banks and other financial institutions	3,223,393	—	936	3,224,329
Industrial, consumer and all other	5,464,531	—	—	5,464,531
Total equity securities	8,687,924	—	936	8,688,860
Short-term investments, available-for-sale	1,872,751	166,310	—	2,039,061
Total investments	$10,560,675	$12,912,002	$936	$23,473,613

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$2,913,959	$—	$2,913,959
U.S. government-sponsored enterprises	—	765,538	—	765,538
Obligations of states, municipalities and political subdivisions	—	3,733,183	—	3,733,183
Foreign governments	—	1,306,778	—	1,306,778
Commercial mortgage-backed securities	—	1,940,448	—	1,940,448
Residential mortgage-backed securities	—	526,793	—	526,793
Asset-backed securities	—	1,640	—	1,640
Corporate bonds	—	668,496	—	668,496
Total fixed maturity securities, available-for-sale	—	11,856,835	—	11,856,835
Equity securities:
Insurance, banks and other financial institutions	2,952,689	—	899	2,953,588
Industrial, consumer and all other	4,718,324	—	—	4,718,324
Total equity securities	7,671,013	—	899	7,671,912
Short-term investments, available-for-sale	2,510,164	159,098	—	2,669,262
Total investments	$10,181,177	$12,015,933	$899	$22,198,009

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Equity securities, beginning of period	$853	$8,468	$899	$56,472
Purchases	—	—	—	—
Sales	—	(4,027)	—	(52,807)
Net investment gains (losses)	83	(61)	37	715
Equity securities, end of period	$936	$4,380	$936	$4,380

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

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2023 and 2022.

5. Equity Method Investments

The Company holds certain investments that are accounted for under the equity method of accounting. The Company's equity method investments, which are included in other assets on the consolidated balance sheets, totaled $489.7 million and $494.0 million as of June 30, 2023 and December 31, 2022, respectively. The Company's proportionate share of earnings in its equity method investments were losses of $7.1 million and $8.7 million for the quarter and six months ended June 30, 2023, respectively, and losses of $4.2 million and $27.4 million for the quarter and six months ended June 30, 2022, respectively.

The Company's most significant equity method investment is an investment in Hagerty, Inc. (Hagerty), which is accounted for on a quarter lag. Hagerty is an automotive enthusiast brand offering integrated membership products and programs as well as a specialty insurance provider focused on the global automobile enthusiast market. The Company's ownership interest in Hagerty's common stock was 23% as of June 30, 2023 and December 31, 2022. The Company's investment is comprised of Class A common shares, which are listed for trading on the New York Stock Exchange, as well as Class V common shares, associated with the Company's original investment, that have special voting rights and can be converted on a one-for-one basis into Class A common shares. The Company accounts for its investment under the equity method as it is deemed to have the ability to exercise significant influence over Hagerty's operating and financial policies through a combination of its voting interest, its right to designate a board member and business it conducts with Hagerty. As of June 30, 2023 and December 31, 2022, the carrying value of the Company's investment in Hagerty was $232.1 million and $245.1 million, respectively.

As of June 30, 2023 and December 31, 2022, the estimated value of the Company's investment, based on the closing stock price of Hagerty's Class A common shares, was $730.1 million and $656.0 million, respectively. See note 12 for further details regarding related party transactions with Hagerty.

6. Products, Services, and Other Revenues

The following tables present revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income (loss), along with a reconciliation to total products revenues and services and other revenues.

	Quarter Ended June 30,
	2023			2022
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$770,171	$—	$770,171	$764,543	$—	$764,543
Services	569,013	1,784	570,797	561,596	8,450	570,046
Investment management	—	21,445	21,445	—	20,328	20,328
Total revenues from contracts with customers	1,339,184	23,229	1,362,413	1,326,139	28,778	1,354,917
Program services and other fronting	—	37,563	37,563	—	29,731	29,731
Disposition gain	—	16,923	16,923	—	—	—
Equity method investments loss	(387)	(6,762)	(7,149)	(975)	(3,247)	(4,222)
Other	47,016	407	47,423	36,134	391	36,525
Total	$1,385,813	$71,360	$1,457,173	$1,361,298	$55,653	$1,416,951

	Six Months Ended June 30,
	2023			2022
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$1,336,066	$—	$1,336,066	$1,233,999	$—	$1,233,999
Services	1,054,675	4,638	1,059,313	999,229	30,018	1,029,247
Investment management	—	31,904	31,904	—	39,556	39,556
Total revenues from contracts with customers	2,390,741	36,542	2,427,283	2,233,228	69,574	2,302,802
Program services and other fronting	—	66,453	66,453	—	63,063	63,063
Disposition gain	—	16,923	16,923	—	107,293	107,293
Equity method investments income (loss)	1,108	(9,775)	(8,667)	2,083	(29,493)	(27,410)
Other	97,903	1,065	98,968	76,372	7,392	83,764
Total	$2,489,752	$111,208	$2,600,960	$2,311,683	$217,829	$2,529,512

In February 2022, the Company sold the majority of its controlling interest in its Velocity managing general agent companies, which resulted in a gain of $107.3 million. In June 2023, the Company sold one of its licensed insurance subsidiaries to Velocity, which resulted in a gain of $16.9 million. Both gains were included in services and other revenues.

Receivables from contracts with customers were $663.7 million and $624.1 million as of June 30, 2023 and December 31, 2022, respectively.

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Gross reserves for losses and loss adjustment expenses, beginning of year	$20,947,898	$18,178,894
Reinsurance recoverables on unpaid losses, beginning of year	7,994,884	6,876,317
Net reserves for losses and loss adjustment expenses, beginning of year	12,953,014	11,302,577
Effect of foreign currency rate changes on beginning of year balance	46,000	(149,383)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	12,999,014	11,153,194
Incurred losses and loss adjustment expenses:
Current accident year	2,500,098	2,153,910
Prior accident years	(139,208)	(122,728)
Total incurred losses and loss adjustment expenses	2,360,890	2,031,182
Payments:
Current accident year	164,713	167,262
Prior accident years	1,461,051	1,291,318
Total payments	1,625,764	1,458,580
Effect of foreign currency rate changes on current year activity	(2,949)	221
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re (see note 11)	(131,874)	465,196
Reinsurance recoverable for retroactive reinsurance transaction	(125,067)	—
Net reserves for losses and loss adjustment expenses, end of period	13,474,250	12,191,213
Reinsurance recoverables on unpaid losses	7,900,563	6,871,547
Gross reserves for losses and loss adjustment expenses, end of period	$21,374,813	$19,062,760

For the six months ended June 30, 2023, prior accident years losses and loss adjustment expenses included $139.2 million of favorable development on prior years loss reserves, which included $169.6 million of favorable development on the Company's professional liability, property, marine and energy and workers' compensation product lines within its Insurance segment and $20.9 million of favorable development on the Company's professional liability and property product lines within its Reinsurance segment. Favorable development on prior years loss reserves for the six months ended June 30, 2023 was partially offset by $53.0 million of adverse development on the Company's general liability product lines within its Insurance segment.

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

8. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended June 30,
	2023				2022
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,285,739	$448,837	$(526,562)	$2,208,014	$2,108,859	$420,026	$(427,959)	$2,100,926
Earned	2,025,324	424,404	(418,264)	2,031,464	1,772,695	382,876	(321,438)	1,834,133
Program services and other fronting:
Written	824,171	229,438	(1,053,930)	(321)	664,590	86,574	(752,295)	(1,131)
Earned	649,562	159,075	(808,958)	(321)	607,099	65,116	(673,244)	(1,029)
Consolidated:
Written	3,109,910	678,275	(1,580,492)	2,207,693	2,773,449	506,600	(1,180,254)	2,099,795
Earned	$2,674,886	$583,479	$(1,227,222)	$2,031,143	$2,379,794	$447,992	$(994,682)	$1,833,104

	Six Months Ended June 30,
	2023				2022
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$4,255,102	$1,137,732	$(966,591)	$4,426,243	$3,932,114	$1,116,386	$(781,341)	$4,267,159
Earned	3,997,200	823,123	(820,704)	3,999,619	3,470,665	785,943	(661,367)	3,595,241
Program services and other fronting:
Written	1,397,382	433,981	(1,832,135)	(772)	1,361,564	268,272	(1,632,466)	(2,630)
Earned	1,290,675	233,792	(1,525,239)	(772)	1,306,704	113,976	(1,423,047)	(2,367)
Consolidated:
Written	5,652,484	1,571,713	(2,798,726)	4,425,471	5,293,678	1,384,658	(2,413,807)	4,264,529
Earned	$5,287,875	$1,056,915	$(2,345,943)	$3,998,847	$4,777,369	$899,919	$(2,084,414)	$3,592,874

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the six months ended June 30, 2023 and 2022 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 38% and 37% and for the quarter and six months ended June 30, 2023, respectively, and 35% and 37% for the quarter and six months ended June 30, 2022, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 29% and 26% for the quarter and six months ended June 30, 2023 and 2022, respectively, 24% and 25% for the quarter and six months ended June 30, 2022, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations were ceded. These gross losses totaled $594.7 million and $1.1 billion for the quarter and six months ended June 30, 2023, respectively, and $574.8 million and $990.5 million for the quarter and six months ended June 30, 2022, respectively.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Gross losses and loss adjustment expenses	$1,476,189	$1,186,691	$2,868,537	$2,337,040
Ceded losses and loss adjustment expenses	(288,676)	(127,895)	(507,931)	(305,889)
Net losses and loss adjustment expenses	$1,187,513	$1,058,796	$2,360,606	$2,031,151

9. Life and Annuity Benefits

The Company's run-off block of life and annuity reinsurance contracts consists primarily of Euro and U.S. Dollar denominated life-contingent payout annuities and traditional and universal life contracts. The following table presents the components of the Company's liabilities for life and annuity benefits.

(dollars in thousands)	June 30, 2023	December 31, 2022
Liability for future policyholder benefits	$549,601	$554,366
Deferred profit liability	47,122	48,569
Other	46,849	47,786
Total	$643,572	$650,721

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

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Liability for future policyholder benefits, beginning of year	$554,366	$821,632
Liability for future policyholder benefits at original discount rate, beginning of year	667,761	745,313
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	—
Adjusted liability for future policyholder benefits, beginning of year	667,761	745,313
Interest accretion	7,594	8,178
Benefit payments	(26,661)	(27,801)
Effect of foreign currency rate changes	6,926	(48,509)
Liability for future policyholder benefits at original discount rate, end of period	655,620	677,181
Cumulative effect of changes in discount rate assumptions	(106,019)	(80,505)
Liability for future policyholder benefits, end of period (1)	$549,601	$596,676
(1)    The undiscounted liability for future policyholder benefits was $843.3 million and $874.2 million as of June 30, 2023 and 2022, respectively.

The following table summarizes additional details for the Company's liability for future policyholder benefits.

	June 30, 2023	December 31, 2022
Weighted-average interest rate:
Interest accretion rate	2.3%	2.3%
Current discount rate	4.2%	4.3%
Weighted-average liability duration	8.7 years	8.6 years

10. Senior Long-Term Debt and Other Debt

In March 2023, the Company retired its 3.625% unsecured senior notes due March 30, 2023 ($250.0 million aggregate principal outstanding at December 31, 2022).

In June 2023, the Company entered into an amended and restated credit agreement for its corporate revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At the Company's discretion, up to $200 million of the total capacity may be used for letters of credit. The Company may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. The Company pays interest on balances outstanding under the facility and fees for letters of credit issued under the facility. The Company also pays a commitment fee on the unused portion of the facility based on the Company's leverage ratio as calculated under the credit agreement. The credit agreement includes financial covenants that require that the Company not exceed a maximum debt to capitalization (leverage) ratio and maintain a minimum amount of consolidated net worth, as well as other customary covenants and events of default. Markel Group guaranteed the obligations under the facility of certain subsidiaries that are also parties to the credit agreement. This facility expires in June 2028. The credit agreement for this revolving credit facility amended and restated the credit agreement for the Company's previous $300 million revolving credit facility. At June 30, 2023 and December 31, 2022, the Company had no borrowings outstanding under either revolving credit facility. As of June 30, 2023, the Company was in compliance with all covenants contained in its corporate revolving credit facility.

Various of the Company's Markel Ventures subsidiaries maintain revolving credit facilities or lines of credit, which provide up to $715 million of aggregate capacity for working capital and other general operational purposes. A portion of the capacity on certain of these credit facilities may be used as security for letters of credit and other obligations. At June 30, 2023 and December 31, 2022, the Company had $209.0 million and $238.1 million, respectively, of borrowings outstanding under these credit facilities. As of June 30, 2023, all of the Company's subsidiaries were in compliance with all covenants contained in their respective credit facilities.

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

In March 2022, the Company completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Under the terms of the transaction, the Company provided cash funding of $45.1 million to purchase substantially all of the Markel CATCo Funds' interests in Markel CATCo Re and substantially all of the preference shares held by investors in the Markel CATCo Funds were redeemed, including preference shares previously held by the Company. See note 4 for details regarding the Company's investment in the Markel CATCo Funds. In order to complete the transaction, the Company also made $101.9 million in additional payments, net of insurance proceeds, to or for the benefit of investors, which were recognized as an expense to the Company and included in services and other expenses for the first quarter of 2022.

In June 2022, the Company received a return of $24.9 million of the capital it provided in March 2022 and the related preference shares were redeemed. As of June 30, 2023 and December 31, 2022, the Company's investment in the remaining preference shares of Markel CATCo Re totaled $20.1 million, which comprised 25% and 23% of the equity of Markel CATCo Re, respectively. Through that investment, the Company has exposure to adverse loss development on reinsurance contracts previously written by Markel CATCo Re for loss events that occurred from 2014 to 2020. If loss reserves held by Markel CATCo Re are sufficient to settle claims on the remaining open contracts, the Company will receive a full return of the remaining $20.1 million in capital provided in March 2022. Favorable development on loss reserves held by Markel CATCo Re, less operating expenses, will be distributed to the Markel CATCo Funds, and ultimately to investors in the Markel CATCo Funds.

Markel CATCo Re is considered a VIE, as the equity at risk does not have the right to receive residual returns that exceed the capital provided by the Company in the buy-out transaction. As a result of the preference shares acquired by the Company in the buy-out transaction, and the voting shares held by its consolidated subsidiary, MCIM, the Company consolidates Markel CATCo Re as its primary beneficiary. Results attributed to the run-off of Markel CATCo Re are reported with the Company's other ILS operations, within services and other revenues and expenses, and are not included in a reportable segment. Favorable loss reserve development on the run-off of reinsurance contracts written by Markel CATCo Re was $8.7 million and $53.5 million for the quarter and six months ended June 30, 2023, respectively, and $28.2 million for both the quarter and six months ended June 30, 2022. For all periods, the favorable development was included in services and other expenses and attributable to noncontrolling interests. During the six months ended June 30, 2023 and 2022, $62.6 million and $22.3 million, respectively, of preference shares of Markel CATCo Re held by noncontrolling interests were redeemed.

The Company's consolidated balance sheets include the following amounts attributable to Markel CATCo Re.

(dollars in thousands)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$69,744	$104,443
Restricted cash and cash equivalents	198,938	317,577
Other assets and receivables due from cedents	27,846	41,357
Total Assets	$296,528	$463,377

Liabilities and Equity
Unpaid losses and loss adjustment expenses	$216,047	$347,921
Other liabilities	923	26,717
Total Liabilities	216,970	374,638
Shareholders' equity	21,139	21,139
Noncontrolling interests	58,419	67,600
Total Equity	79,558	88,739
Total Liabilities and Equity	$296,528	$463,377

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

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate and specialty markets, Nephila also acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies, Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). Nephila receives management fees for investment and insurance management services provided through its insurance-linked securities operations primarily based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on their annual performance. Prior to the disposition of Velocity in February 2022, Nephila also provided managing general agent services to the Nephila Reinsurers in exchange for commissions. For the quarter and six months ended June 30, 2023, total revenues attributed to unconsolidated entities managed by Nephila were $20.8 million and $30.6 million, respectively. For the quarter and six months ended June 30, 2022, total revenues attributed to unconsolidated entities managed by Nephila were $17.5 million and $39.9 million, respectively.

Through the Company's program services and other fronting operations, as well as its underwriting operations, the Company has programs with Nephila through which the Company writes insurance policies that are either partially or fully ceded to Nephila Reinsurers. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write U.S. catastrophe-exposed property risk that is then ceded to Nephila Reinsurers. A portion of this business is placed by Velocity, which the Company retained a minority interest in following its disposition. Additionally, through the Company's insurance underwriting operations, the Company has a quota share agreement with Nephila through which it cedes a portion of its property business to Nephila Reinsurers. The following table summarizes the premiums ceded to Nephila Reinsurers.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Program services and other fronting:
Gross and ceded written premiums attributable to Nephila programs	$297,393	$175,185	$534,288	$490,772
Underwriting:
Premiums ceded to Nephila Reinsurers	$16,384	$13,512	$29,847	$29,619

As of June 30, 2023 and December 31, 2022, reinsurance recoverables on the consolidated balance sheets included $949.3 million and $1.4 billion, respectively, due from Nephila Reinsurers. Under its programs with Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

In June 2023, the Company sold one of the licensed insurance subsidiaries within its program services operations to Velocity, which resulted in a gain of $16.9 million during the second quarter of 2023.

Hagerty

The Company holds a minority ownership interest in Hagerty, which operates primarily as a managing general agent and also includes Hagerty Reinsurance Limited (Hagerty Re), a Bermuda Class 3 reinsurance company. Through the Company's underwriting operations, the Company underwrites insurance for Hagerty, a portion of which is ceded to Hagerty Re. The amounts attributed to these arrangements are summarized in the following table.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Gross written premiums attributable to Hagerty	$236,225	$204,392	$401,196	$343,406
Premiums ceded to Hagerty Re	$181,841	$135,241	$306,469	$227,299

As of June 30, 2023 and December 31, 2022, reinsurance recoverables on the consolidated balance sheets included $178.2 million and $159.7 million, respectively, due from Hagerty Re.

13. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Issued and outstanding common shares, beginning of period	13,362	13,570	13,423	13,632
Issuance of common shares	1	1	3	2
Repurchase of common shares	(78)	(33)	(141)	(96)
Issued and outstanding common shares, end of period	13,285	13,538	13,285	13,538

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at June 30, 2023 and December 31, 2022. The Company declared and paid dividends on preferred shares of $18.0 million, or $30 per share, in both the quarter ended June 30, 2023 and 2022.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss) to common shareholders	$677,511	$(933,796)	$1,166,163	$(985,537)
Adjustment of redeemable noncontrolling interests	(5,758)	(7,498)	7,715	(44,438)
Adjusted net income (loss) to common shareholders	$671,753	$(941,294)	$1,173,878	$(1,029,975)

Basic common shares outstanding	13,382	13,612	13,416	13,632
Dilutive potential common shares from restricted stock units and restricted stock (1)	29	—	25	—
Diluted common shares outstanding	13,411	13,612	13,441	13,632
Basic net income (loss) per common share	$50.20	$(69.15)	$87.50	$(75.56)
Diluted net income (loss) per common share (1)	$50.09	$(69.15)	$87.34	$(75.56)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included under Item 1 Financial Statements and our 2022 Annual Report on Form 10-K. The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of Markel Group Inc., formerly Markel Corporation, and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation. Effective May 26, 2023, Markel Corporation changed its name to Markel Group Inc. (Markel Group). This section is divided into the following sections:

•Our Business
•Results of Operations
•Financial Condition
•Critical Accounting Estimates
•Safe Harbor and Cautionary Statement

Our Business

Markel Group is a holding company comprised of a diverse family of businesses and investments. The leadership teams of our businesses operate with a high degree of independence, while at the same time living the values that we call the Markel Style. Our specialty insurance business sits at the core of our company. Through decades of sound underwriting, the insurance team has provided the capital base from which we built a system of businesses and investments that collectively increase Markel Group's durability and adaptability. We aspire to build one of the world's great companies by enabling our customers, associates and shareholders to win and deploy three financial engines in pursuit of this goal.

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

Our three interdependent engines form a system that provides diverse income streams, access to a wide range of investment opportunities and the ability to efficiently move capital to the best ideas across the Company. We allocate capital across the Company using a four-step process that we have consistently followed for years: invest in our existing businesses for organic growth opportunities, acquire controlling interests in businesses, build our portfolio of equity securities, and repurchase shares of our common stock. Our system is uniquely equipped for long-term growth. To mitigate effects of short-term volatility and align with the long-term perspective that we apply to operating our businesses, we generally use five-year time periods to measure our performance. We measure financial success by our ability to grow the market price per common share of our stock, or total shareholder return, at high rates of return over a long period of time. Over the five-year period ended June 30, 2023, our common share price increased at a compound annual rate of 5%. While this measure, considered independently of other factors, falls below our internal targets, we believe the operating performance at all three of our engines positions us well to achieve our targets over the long-term. We also consider the performance of book value per common share over the long-term, although we believe that as our business has evolved, this measure has become less reflective of shareholder value because a significant portion of our operations is not recorded at fair value. Over the five-year period ended June 30, 2023, the compound annual growth in book value per common share was 8%.

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

Nephila serves as the investment manager to several Bermuda-based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate and specialty markets, Nephila acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies, Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Group, and as such, these entities are not included in our consolidated financial statements. The Nephila Reinsurers subscribe to various reinsurance contracts based on their investors' risk profiles, including property reinsurance business fronted through our underwriting and program services platforms. See note 12 of the notes to consolidated financial statements for further details regarding transactions with entities managed through our Nephila operations.

Nephila also served as a managing general agent prior to the sales of our Velocity managing general agent operations in February 2022 and our Volante managing general agent operations in October 2022.

Our insurance-linked securities operations also include our run-off Markel CATCo operations, the results of which are reported separately from our ongoing insurance-linked securities operations. Our Markel CATCo operations are conducted through Markel CATCo Investment Management Ltd. (MCIM), an ILS investment fund manager headquartered in Bermuda. MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). In July 2019, these operations were placed into run-off. In March 2022, we completed a buy-out transaction that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Following the completion of the buy-out transaction, we consolidate Markel CATCo Re as its primary beneficiary. Results attributable to the run-off of Markel CATCo Re are included with our other Markel CATCo operations within services and other expenses, and for the six months ended June 30, 2023 and 2022, these results were entirely attributable to noncontrolling interest holders in Markel CATCo Re. In connection with the buy-out transaction, we entered into a tail risk cover with Markel CATCo Re through which we have uncollateralized exposure to adverse development on loss reserves held by Markel CATCo Re for loss exposures in excess of limits that we believe are unlikely to be exceeded. See note 11 of the notes to consolidated financial statements for further details regarding our Markel CATCo operations and the consolidation of Markel CATCo Re.

Program Services and Other Fronting

Our program services business, which is provided through our State National division, generates fee income in the form of ceding fees in exchange for fronting insurance business to other insurance carriers (capacity providers), including the Nephila Reinsurers. In general, fronting refers to business in which we write insurance on behalf of a general agent or capacity provider and then cede all, or substantially all, of the risk under these policies to the capacity provider in exchange for ceding fees. These capacity providers are domestic and foreign insurers and institutional risk investors that want to access specific lines of U.S. property and casualty insurance business but may not have the required licenses and filings to do so. The results of our program services operations are not included in a reportable segment.

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

Markel Ventures

Through our wholly owned subsidiary, Markel Ventures, Inc. (Markel Ventures), we own controlling interests in high-quality businesses that operate in a variety of different industries with shared values and the shared goal of positively contributing to the long-term financial performance of Markel Group. Management teams for each business operate autonomously and are responsible for developing strategic initiatives, managing day-to-day operations and making investment and capital allocation decisions for their respective companies.

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

Results of Operations

The following table presents the components of operating revenues.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Insurance segment	$1,763,186	$1,570,001	$3,474,110	$3,047,149
Reinsurance segment	268,288	264,154	525,522	548,121
Insurance-linked securities, program services and other insurance	77,407	57,739	119,181	238,140
Insurance operations	2,108,881	1,891,894	4,118,813	3,833,410
Net investment income	168,927	96,695	327,521	188,992
Net investment gains (losses)	484,527	(1,554,643)	857,090	(1,913,042)
Other	(6,378)	(3,137)	(8,758)	(22,707)
Investing segment	647,076	(1,461,085)	1,175,853	(1,746,757)
Markel Ventures segment	1,386,579	1,361,398	2,491,259	2,311,790
Total operating revenues	$4,142,536	$1,792,207	$7,785,925	$4,398,443

The following table presents the components of comprehensive income (loss) to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Insurance segment profit	$134,651	$166,414	$231,155	$353,908
Reinsurance segment profit	15,184	3,839	39,418	17,122
Insurance-linked securities, program services and other insurance	47,526	31,938	104,128	51,952
Amortization of intangible assets (1)	(24,564)	(24,946)	(49,412)	(50,062)
Insurance operations	172,797	177,245	325,289	372,920
Investing segment profit (loss)	647,076	(1,461,085)	1,175,853	(1,746,757)
Markel Ventures segment profit (2)	150,191	107,046	222,818	156,783
Interest expense	(47,221)	(50,050)	(96,659)	(99,742)
Net foreign exchange gains (losses)	(14,976)	105,067	(47,904)	128,071
Income tax (expense) benefit	(191,937)	238,953	(325,668)	257,089
Net income attributable to noncontrolling interests	(20,419)	(32,972)	(69,566)	(35,901)
Net income (loss) to shareholders	695,511	(915,796)	1,184,163	(967,537)
Preferred stock dividends	(18,000)	(18,000)	(18,000)	(18,000)
Net income (loss) to common shareholders	677,511	(933,796)	1,166,163	(985,537)
Other comprehensive income (loss) to shareholders	(130,962)	(301,892)	26,751	(762,065)
Comprehensive income (loss) to shareholders	$564,549	$(1,217,688)	$1,210,914	$(1,729,602)
(1)    Amortization of intangible assets includes all amortization attributable to our insurance operations. Amortization of intangible assets attributable to our underwriting segments was $9.3 million and $18.8 million for the quarter and six months ended June 30, 2023, respectively, and $9.6 million and $19.4 million for the quarter and six months ended June 30, 2022, respectively; however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments. Amortization of intangible assets attributable to our insurance-linked securities, program services and other insurance operations was $15.3 million and $30.6 million for the quarter and six months ended June 30, 2023, respectively, and $15.3 million and $30.7 million for the quarter and six months ended June 30, 2022, respectively.
(2)    Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures.

The change in comprehensive income (loss) to shareholders for the second quarter of 2023 compared to the second quarter of 2022 was primarily due to pre-tax net investments gains on our equity securities of $483.4 million in 2023 compared to pre-tax net investment losses on our equity securities of $1.6 billion in 2022.

The change in comprehensive income (loss) to shareholders for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to pre-tax net investment gains on our equity securities of $859.2 million in 2023 compared to pre-tax net investment losses on our equity securities of $1.9 billion in 2022, as well as pre-tax net unrealized gains on our fixed maturity securities of $41.2 million in 2023 compared to pre-tax net unrealized losses on our fixed maturity securities of $1.1 billion in 2022.

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

The following table presents the components of our Insurance engine gross premium volume and operating revenues.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Gross premium volume:
Underwriting	$2,734,576	$2,528,885	8%	$5,392,834	$5,048,500	7%
Program services and other fronting (1)	1,053,609	751,164	40%	1,831,363	1,629,836	12%
Insurance operations	$3,788,185	$3,280,049	15%	$7,224,197	$6,678,336	8%

Operating revenues:
Insurance segment	$1,763,186	$1,570,001	12%	$3,474,110	$3,047,149	14%
Reinsurance segment	268,288	264,154	2%	525,522	548,121	(4)%
Insurance-linked securities, program services and other insurance	77,407	57,739	34%	119,181	238,140	(50)%
Insurance operations	$2,108,881	$1,891,894	11%	$4,118,813	$3,833,410	7%
(1)    Substantially all gross premiums from our program services business and other fronting arrangements were ceded to third parties for the quarter and six months ended June 30, 2023 and 2022.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Gross premium volume	$2,734,255	$2,527,754	8%	$5,392,062	$5,045,870	7%
Net written premiums	$2,207,693	$2,099,795	5%	$4,425,471	$4,264,529	4%
Earned premiums	$2,031,143	$1,833,104	11%	$3,998,847	$3,592,874	11%
Underwriting profit	$145,380	$164,825	(12)%	$264,365	$361,858	(27)%

Underwriting Ratios (1)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	61.8%	59.2%	2.6	62.5%	59.9%	2.6
Prior accident years loss ratio	(3.3)%	(1.4)%	(1.9)	(3.5)%	(3.4)%	(0.1)
Loss ratio	58.5%	57.8%	0.7	59.0%	56.5%	2.5
Expense ratio	34.4%	33.2%	1.2	34.3%	33.4%	0.9
Combined ratio	92.8%	91.0%	1.8	93.4%	89.9%	3.5

Current accident year loss ratio Russia-Ukraine conflict impact (2)	—%	—%	—	—%	1.0%	(1.0)

Current accident year loss ratio, excluding Russia-Ukraine conflict impact	61.8%	59.2%	2.6	62.5%	59.0%	3.5
Combined ratio, excluding current year Russia-Ukraine conflict impact	92.8%	91.0%	1.8	93.4%	89.0%	4.4
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of the Russia-Ukraine conflict is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our underwriting operations for the quarter and six months ended June 30, 2023 was driven by growth within our Insurance segment. Net retention of gross premium volume in our underwriting operations was 81% the quarter ended June 30, 2023 compared to 83% for the same period of 2022. Net retention of gross premium volume in our underwriting operations was 82% for the six months ended June 30, 2023 compared to 85% for the same period of 2022. The decrease in net retention for the quarter and six months ended June 30, 2023 was driven by lower retention across both of our underwriting segments. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs. The increase in earned premiums in our underwriting operations for the quarter and six months ended June 30, 2023 was primarily attributable to higher gross premium volume in recent periods.

After several years of significant rate increases across most of our product lines, we began to see rate increases slow on many of our product lines in the latter half of 2022. We continued to achieve rate increases across most product lines during the first half of 2023; however, the current rate environment varies by product line. In certain product lines, such as property coverages, and marine and energy, we have continued to realize significant rate increases in 2023 due to recent industry loss experience and the rising cost of reinsurance within those product lines. We continue to see low single-digit rate decreases within our workers' compensation product line and are also seeing rate pressure within our professional liability product lines, most notably on our large account directors and officers product. In most of our casualty lines, we continue to realize rate increases. As a result of our focus on rate adequacy, gross premium volume is being impacted in certain product lines where we are concerned around the level of price adequacy and are allowing business to lapse in certain instances to maintain underwriting discipline. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written.

Combined Ratio

The increase in our consolidated combined ratio for the quarter ended June 30, 2023 compared to the same period of 2022 was primarily driven by a higher current accident year loss ratio and expense ratio in 2023 compared to 2022 across both our underwriting segments, partially offset by the impact of more favorable development on prior accident years loss reserves in 2023 compared to 2022.

Underwriting results for the six months ended June 30, 2022 included $35.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Excluding these losses, the increase in our consolidated combined ratio for the six months ended June 30, 2023 compared to the same period of 2022 was primarily driven by a higher attritional loss ratio and expense ratio in 2023 compared to 2022 within our Insurance segment.

Insurance Segment

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Gross premium volume	$2,455,403	$2,237,158	10%	$4,553,341	$4,180,464	9%
Net written premiums	$1,946,528	$1,828,162	6%	$3,648,669	$3,439,182	6%
Earned premiums	$1,763,186	$1,570,001	12%	$3,474,110	$3,047,149	14%
Underwriting profit	$134,651	$166,414	(19)%	$231,155	$353,908	(35)%

Underwriting Ratios (1)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	61.2%	58.6%	2.6	62.1%	59.3%	2.8
Prior accident years loss ratio	(3.5)%	(2.8)%	(0.7)	(3.6)%	(4.7)%	1.1
Loss ratio	57.7%	55.8%	1.9	58.5%	54.6%	3.9
Expense ratio	34.6%	33.6%	1.0	34.8%	33.8%	1.0
Combined ratio	92.4%	89.4%	3.0	93.3%	88.4%	4.9

Current accident year loss ratio Russia-Ukraine conflict impact (2)	—%	—%	—	—%	0.7%	(0.7)

Current accident year loss ratio, excluding Russia-Ukraine conflict impact	61.2%	58.6%	2.6	62.1%	58.6%	3.5
Combined ratio, excluding current year Russia-Ukraine conflict impact	92.4%	89.4%	3.0	93.3%	87.7%	5.6
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of the Russia-Ukraine conflict is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Insurance segment for the quarter and six months ended June 30, 2023 was driven by more favorable rates and new business growth within our personal lines, marine and energy, property and general liability product lines, partially offset by lower premium volume within our professional liability product lines, where we are adjusting our writings in response to changes in market conditions and downward pressure on rates. We continue to focus on rate adequacy, particularly within certain classes within our casualty and professional liability product lines, and will not write business that does not meet our underwriting profit targets. Net retention of gross premium volume was 79% the quarter ended June 30, 2023 compared to 82% for the same period of 2022. Net retention of gross premium volume was 80% for the six months ended June 30, 2023 compared to 82% for the same period of 2022. The decrease in net retention was primarily due to higher cession rates on our personal lines and professional liability product lines in 2023 compared to 2022. The increase in earned premiums for the quarter and six months ended June 30, 2023 was primarily due to higher gross premium volume across most product lines in recent periods.

Combined Ratio: Quarter-to-Date

The increase in the Insurance segment's current accident year loss ratio for the quarter ended June 30, 2023 compared to the same period of 2022 was primarily attributable to higher attritional loss ratios within our professional liability and general liability product lines in 2023 compared to 2022. We have been increasing our attritional loss ratios on these lines since the latter half of 2022 due to the impacts of recent claims trend, including impacts from economic and social inflation.

The Insurance segment's combined ratio for the quarter ended June 30, 2023 included $61.6 million of favorable development on prior accident years loss reserves compared to $43.7 million for the same period of 2022. The increase in favorable development was primarily due to favorable development on our professional liability product lines in the second quarter of 2023, primarily attributable to our international business, compared to modest adverse development in 2022. This favorable change was partially offset by more adverse development on our general liability product lines in 2023 compared to 2022. Adverse development on our general liability product lines for the quarter ended June 30, 2023 was primarily attributable to an increased frequency of large claims over the past several quarters on our excess and umbrella product and was most significant on the 2017 to 2019 accident years.

For the quarter ended June 30, 2023, favorable development was most significant on our professional liability and property product lines in the more recent accident years. Despite favorable development on our professional liability product lines in the period, we continue to approach reductions of prior year loss reserves on our longer tail professional liability and general liability product lines with caution given the prevailing economic environment and recent claims trend, particularly on U.S.-based risks. The favorable development on prior years loss reserves in 2022 was most significant on our property, marine and energy, workers' compensation and programs product lines.

The increase in the Insurance segment's expense ratio for the quarter ended June 30, 2023 compared to the same period of 2022 was primarily due to a higher policy acquisition cost ratio, due to changes in mix of business, as well as higher general and administrative expenses, which were largely offset by the favorable impact of higher earned premiums.

Combined Ratio: Year-to-Date

The Insurance segment's current accident year losses and loss adjustment expenses for the six months ended June 30, 2022 included $20.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Excluding these losses, the increase in the current accident year loss ratio for the six months ended June 30, 2023 compared to the same period of 2022 was primarily attributable to higher attritional loss ratios within our professional liability and general liability product lines in 2023 compared to 2022, as previously discussed. We also increased our attritional loss ratios within our professional liability product lines in the first quarter of 2023 related to exposures arising from bank failures.

The Insurance segment's combined ratio for the six months ended June 30, 2023 included $124.2 million of favorable development on prior accident years loss reserves compared to $142.3 million for the same period of 2022. The decrease in favorable development was primarily due to adverse development on our general liability product lines in 2023 compared to favorable development in 2022, partially offset by more favorable development on our professional liability product lines in 2023 compared to 2022, primarily attributable to our international business. Adverse development on our general liability product lines for the six months ended June 30, 2023 was impacted by the same factors as quarter-to-date development.

For the six months ended June 30, 2023, favorable development was most significant on our professional liability, property, marine and energy and workers' compensation product lines in more recent accident years. The favorable development on prior years loss reserves in 2022 was most significant on our property, marine and energy, workers' compensation and programs product lines.

The increase in the Insurance segment's expense ratio for the six months ended June 30, 2023 compared to the same period of 2022 was primarily due to a higher policy acquisition cost ratio, due to changes in mix of business, as well as higher general and administrative expenses, which were largely offset by the favorable impact of higher earned premiums.

Reinsurance Segment

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Gross premium volume	$281,100	$289,056	(3)%	$833,161	$865,372	(4)%
Net written premiums	$261,496	$273,838	(5)%	$777,587	$829,058	(6)%
Earned premiums	$268,288	$264,154	2%	$525,522	$548,121	(4)%
Underwriting profit	$15,184	$3,839	296%	$39,418	$17,122	130%

Underwriting Ratios (1)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	65.7%	62.8%	2.9	65.3%	63.6%	1.7
Prior accident years loss ratio	(3.0)%	5.1%	(8.1)	(3.2)%	2.9%	(6.1)
Loss ratio	62.7%	68.0%	(5.3)	62.1%	66.4%	(4.3)
Expense ratio	31.6%	30.6%	1.0	30.4%	30.5%	(0.1)
Combined ratio	94.3%	98.5%	(4.2)	92.5%	96.9%	(4.4)

Current accident year loss ratio Russia-Ukraine conflict impact (2)	—%	—%	—	—%	2.7%	(2.7)

Current accident year loss ratio, excluding Russia-Ukraine conflict impact	65.7%	62.8%	2.9	65.3%	60.8%	4.5
Combined ratio, excluding current year Russia-Ukraine conflict impact	94.3%	98.5%	(4.2)	92.5%	94.1%	(1.6)
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of the Russia-Ukraine conflict is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The decrease in gross premium volume in our Reinsurance segment for the quarter and six months ended June 30, 2023 was primarily attributable to lower gross premiums with our professional liability product lines, partially offset by higher gross premiums within our marine and energy product lines. Lower gross premiums within our professional liability product lines were primarily attributable to unfavorable premium adjustments in 2023 compared to significant favorable premium adjustments in 2022 on our transaction liability product and decreases on renewals, due to decreased exposures and participation. Higher gross premiums within our marine and energy product lines were primarily attributable to increases on renewals, due to increased exposures and more favorable rates, as well as new business. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Net retention of gross premium volume for the quarter ended June 30, 2023 was 93% compared to 95% for the same period of 2022. Net retention of gross premium volume for the six months ended June 30, 2023 was 93% compared to 96% for the same period of 2022. The decrease in net retention for both periods was driven by changes in mix of business, as we are writing more marine and energy business, which carries a higher cession rate than the rest of the segment, and less of our fully retained professional liability business.

The increase in earned premiums for the quarter ended June 30, 2023 was primarily attributable to earnings on multi-year deals within our professional liability product lines, which have experienced growth in recent periods. The decrease in earned premiums for the six months ended June 30, 2023 was primarily due to less favorable premium adjustments in 2023 compared to 2022, primarily attributable to our professional liability product lines, and the non-renewal of a large treaty within our workers' compensation product line.

Combined Ratio: Quarter-to-Date

The increase in the Reinsurance segment's current accident year loss ratio for the quarter ended June 30, 2023 compared to the same period of 2022 was primarily due to less favorable premium adjustments in 2023 compared to 2022, primarily on our professional liability product lines. The decrease in favorable prior period adjustments had an offsetting benefit in the segment prior accident years loss ratio.

The Reinsurance segment's combined ratio for the quarter ended June 30, 2023 included $8.0 million of favorable development on prior accident years loss reserves, which was primarily attributable to modest favorable development across several product lines and accident years. This favorable development was partially offset by adverse development and additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability product lines. For the quarter ended June 30, 2022, the combined ratio included a $13.6 million increase in prior accident years loss reserves, which was attributable to additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability product lines and modest adverse development on certain of our other product lines.

The increase in the Reinsurance segment's expense ratio for the quarter ended June 30, 2023 compared to the same period of 2022 was primarily due to a slightly higher policy acquisition cost ratio and a slight increase in general and administrative expenses.

Combined Ratio: Year-to-Date

The Reinsurance segment's current accident year losses and loss adjustment expenses for the six months ended June 30, 2022 included $15.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Excluding these losses, the increase in the current accident year loss ratio for the six months ended June 30, 2023 compared to the same period of 2022 was primarily due to less favorable premium adjustments in 2023 compared to 2022, primarily on our professional liability and credit and surety product lines. The decrease in favorable prior period adjustments had an offsetting benefit in the segment prior accident years loss ratio.

The Reinsurance segment's combined ratio for the six months ended June 30, 2023 included $16.7 million of favorable development on prior accident years loss reserves, which was primarily attributable to favorable development on our professional liability and property product lines across several accident years. This favorable development was partially offset by adverse development and additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability product lines. For the six months ended June 30, 2022, the combined ratio included a $15.7 million increase in prior accident years loss reserves, which was primarily attributable to additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability, professional liability and credit and surety product lines. This increase in prior years loss reserves for the six months ended June 30, 2022 was partially offset by favorable development on our credit and surety and property product lines.

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

	Quarter Ended June 30,
	2023			2022
(dollars in thousands)	Operating revenues	Operating expenses	Net	Operating revenues	Operating expenses	Net
Services and other:
Program services and other fronting	$37,680	$7,084	$30,596	$29,762	$6,731	$23,031
Program services - disposition gain	16,923	—	16,923	—	—	—
Insurance-linked securities	20,803	19,041	1,762	23,201	34,849	(11,648)
Life and annuity	23	3,740	(3,717)	281	2,827	(2,546)
Markel CATCo Re	—	(8,673)	8,673	—	(28,199)	28,199
Other	2,309	4,565	(2,256)	5,546	5,216	330
	77,738	25,757	51,981	58,790	21,424	37,366
Underwriting	(331)	4,124	(4,455)	(1,051)	4,377	(5,428)
	77,407	29,881	47,526	57,739	25,801	31,938
Amortization of intangible assets		15,294	(15,294)		15,302	(15,302)
	$77,407	$45,175	$32,232	$57,739	$41,103	$16,636

	Six Months Ended June 30,
	2023			2022
(dollars in thousands)	Operating revenues	Operating expenses	Net	Operating revenues	Operating expenses	Net
Services and other:
Program services and other fronting	$66,870	$14,371	$52,499	$63,833	$14,114	$49,719
Program services - disposition gain	16,923	—	16,923	—	—	—
Insurance-linked securities	30,581	33,442	(2,861)	60,210	72,595	(12,385)
Insurance-linked securities - disposition gain	—	—	—	107,293	—	107,293
Life and annuity	48	6,946	(6,898)	606	6,223	(5,617)
Markel CATCo buy-out	—	—	—	—	101,904	(101,904)
Markel CATCo Re	—	(53,465)	53,465	—	(28,199)	28,199
Other	5,544	8,336	(2,792)	8,594	12,775	(4,181)
	119,966	9,630	110,336	240,536	179,412	61,124
Underwriting	(785)	5,423	(6,208)	(2,396)	6,776	(9,172)
	119,181	15,053	104,128	238,140	186,188	51,952
Amortization of intangible assets		30,575	(30,575)		30,667	(30,667)
	$119,181	$45,628	$73,553	$238,140	$216,855	$21,285

Program Services and Other Fronting

For both the quarter and the six months ended June 30, 2023, the increase in operating revenues in our program services and other fronting operations was primarily due to higher gross premium volume within our program services operations driven by the expansion of existing programs and growth from new programs. Gross written premiums in our program services operations were $883.4 million and $1.5 billion for the quarter and six months ended June 30, 2023, respectively, compared to $709.8 million and $1.4 billion for the quarter and six months ended June 30, 2022, respectively.

In June 2023, we sold Independent Specialty Insurance Company (ISIC), a subsidiary within our program services operations, to Velocity Holdco, LLC (Velocity). ISIC is a licensed insurance carrier, the value of which is attributed to its insurance licenses. Through its managing general agent operations, Velocity has an existing program with our program services operations, through which it places business on behalf of our Nephila ILS operations. Following the sale, Velocity intends to use ISIC to start writing a portion of the business it places directly. The sale resulted in a gain of $16.9 million during the second quarter of 2023.

Gross written premiums from our other fronting operations, which consist of business written by our underwriting platform on behalf of our ILS operations, were $170.2 million and $328.6 million for the quarter and six months ended June 30, 2023, respectively, compared to $41.4 million and $214.5 million for the quarter and six months ended June 30, 2022, respectively.

Insurance-Linked Securities

For both the quarter and six months ended June 30, 2023, the decrease in operating revenues and operating expenses in our Nephila ILS operations was primarily due to the disposition of our Volante managing general agent operations in October 2022. For the six months ended June 30, 2023, the decrease in operating revenues was also partially attributable to lower revenues in our fund management operations and the disposition of our Velocity managing general agent operations in February 2022. The sale of the majority of our controlling interest in our Velocity managing general agent operations resulted in a gain of $107.3 million during the first quarter of 2022. Our Nephila ILS operations in 2023 are solely comprised of our fund management operations. As of June 30, 2023, Nephila's net assets under management were $7.2 billion.

Markel CATCo

In March 2022, we completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds and resulted in the consolidation of Markel CATCo Re upon completion of the transaction. In order to complete the transaction, we made $101.9 million in payments, net of insurance proceeds, to or for the benefit of investors that were recognized as an expense during the first quarter of 2022. For the quarter and six months ended June 30, 2023 and 2022, results attributable to Markel CATCo Re were primarily related to favorable loss reserve development on the run-off of reinsurance contracts, all of which were attributable to noncontrolling interest holders in Markel CATCo Re. See note 11 of the notes to consolidated financial statements for further details regarding our Markel CATCo operations, the buy-out transaction and the consolidation of Markel CATCo Re.

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

The following table summarizes our consolidated investment performance, which consists predominantly of our Investing segment.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	Change	2023	2022	Change
Net investment income	$169,693	$96,795	75%	$329,028	$189,099	74%
Net investment gains (losses)	$484,527	$(1,554,643)	$2,039,170	$857,090	$(1,913,042)	$2,770,132
Change in net unrealized gains (losses) on available-for-sale investments	$(170,570)	$(458,328)	$287,758	$37,799	$(1,118,276)	$1,156,075
Other	$(6,378)	$(3,137)	$(3,241)	$(8,758)	$(22,707)	$13,949

Investment Ratios
Investment yield (1)	0.8%	0.5%	0.3	1.5%	1.0%	0.5
Taxable equivalent total investment return				5.1%	(10.7)%	15.8
(1)    Investment yield reflects net investment income as a percentage of monthly average invested assets at amortized cost.

The increase in net investment income for the quarter and six months ended June 30, 2023 compared to the same periods of 2022 was primarily attributable to higher interest income on short-term investments and cash equivalents due to higher short-term interest rates in 2023 compared to 2022. Additionally, interest income on our fixed maturity securities increased, primarily attributable to a higher yield and higher average holdings of fixed maturity securities during the quarter and six months ended June 30, 2023 compared to the same periods of 2022. See note 3(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net investment gains for the both the quarter and six months ended June 30, 2023 were primarily attributable to an increase in the fair value of our equity portfolio driven by favorable market value movements. Net investment losses for both the quarter and the six months ended June 30, 2022 were primarily attributable to a decrease in the fair value of our equity portfolio driven by unfavorable market value movements. See note 3(e) of the notes to consolidated financial statements for further details on the components of net investment gains (losses).

The change in net unrealized losses on available-for-sale investments for the quarter ended June 30, 2023 was primarily attributable to a decrease in the fair value of our fixed maturity investment portfolio as a result of increases in interest rates during the period. For the six months ended June 30, 2023, the impact of increases in interest rates on our fixed maturity investment portfolio during the second quarter of 2023 largely offset the impact of decreases in interest rates during the first quarter of 2023. The change in net unrealized losses on available-for-sale investments for the six months ended June 30, 2023 was primarily attributable to net foreign exchange gains on our fixed maturity investment portfolio. The change in net unrealized gains (losses) on available-for-sale investments for both the quarter and six months ended June 30, 2022 was primarily attributable to a decrease in the fair value of our fixed maturity investment portfolio as a result of increases in interest rates during the first half of 2022. As of June 30, 2023, our fixed maturity portfolio had an average rating of "AAA," with 99% rated "A" or better by at least one nationally recognized rating organization.

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

The following table reconciles investment yield to taxable equivalent total investment return.

	Six Months Ended June 30,
	2023	2022
Investment yield (1)	1.5%	1.0%
Adjustment of investment yield from amortized cost to fair value	(0.3)%	(0.3)%
Net amortization of net premium on fixed maturity securities	0.1%	0.2%
Net investment gains (losses) and change in net unrealized investment gains (losses) on available-for-sale securities	3.4%	(12.2)%
Taxable equivalent effect for interest and dividends (2)	—%	—%
Other (3)	0.4%	0.6%
Taxable equivalent total investment return	5.1%	(10.7)%
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

The following table summarizes the operating revenues, operating income, EBITDA and net income to shareholders from our Markel Ventures segment.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Operating revenues	$1,386,579	$1,361,398	2%	$2,491,259	$2,311,790	8%
Operating income	$150,191	$107,046	40%	$222,818	$156,783	42%
EBITDA	$197,469	$154,154	28%	$317,010	$249,859	27%
Net income to shareholders	$93,804	$68,205	38%	$133,227	$93,985	42%

The increases in operating revenues for the quarter and six months ended June 30, 2023 compared to the same periods of 2022 were driven by higher revenues at our construction services businesses and one of our equipment manufacturing businesses, primarily due to increased demand and higher prices. For the quarter ended June 30, 2023, operating revenues at one of our construction services businesses decreased compared to the same period of 2022, primarily due to lower demand. For the six months ended June 30, 2023, the increase in operating revenues also reflected a full six-month contribution from Metromont in 2023, compared to a partial contribution in 2022 following its acquisition. For both the quarter and six months ended June 30, 2023, these increases were partially offset by the impact of decreased demand at our other consumer and building products businesses and our consulting services businesses.

The increases in operating income, EBITDA and net income to shareholders for the quarter and six months ended June 30, 2023 compared to the same periods of 2022 were driven by our products businesses, particularly our consumer and building products businesses, which had higher margins in 2023 compared to 2022. In 2022, the operating margins at many of these businesses were impacted by increased costs of materials, freight and labor, which reflected the impact of broader economic conditions. As conditions stabilized in 2023, particularly in regards to materials and freight costs, our operating margins improved. The increases in operating income, EBITDA and net income to shareholders for the quarter and six months ended June 30, 2023 at many of our businesses were partially offset by the impact of lower operating margins at one of our construction services businesses and lower revenues at our consulting services businesses.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Markel Ventures operating income	$150,191	$107,046	$222,818	$156,783
Depreciation expense	27,419	26,531	54,782	51,566
Amortization of intangible assets	19,859	20,577	39,410	41,510
Markel Ventures EBITDA	$197,469	$154,154	$317,010	$249,859

Interest Expense, Net Foreign Exchange Gains (Losses) and Income Taxes

Interest Expense

Interest expense was $47.2 million and $96.7 million for the quarter and six months ended June 30, 2023, respectively, compared to $50.1 million and $99.7 million for the same periods of 2022. The decrease in interest expense for the quarter and six months ended June 30, 2023 was attributable to the impact of the retirement of our 4.9% unsecured senior notes in July 2022 and our 3.625% unsecured senior notes in March 2023. See note 10 of the notes to consolidated financial statements for further details regarding the retirement of our senior long-term debt.

Net Foreign Exchange Gains (Losses)

Net foreign exchange losses included in net income were $15.0 million and $47.9 million for the quarter and six months ended June 30, 2023, respectively, compared to net foreign exchange gains of $105.1 million and $128.1 million for the same periods of 2022. Net foreign exchange gains (losses) are primarily due to the remeasurement of our foreign currency denominated insurance reserves to the U.S. Dollar. During the first half of 2023, the U.S. Dollar weakened against the Euro and British Pound, the predominant foreign currencies within our insurance operations, while it strengthened during the first half of 2022. Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized gains (losses) on available-for-sale investments in other comprehensive income (losses), were gains of $1.2 million and $35.2 million for the quarter and six months ended June 30, 2023, respectively, compared to losses of $92.3 million and $108.3 million for the same periods of 2022.

Income Taxes

The effective tax rate was 21% and 22% for the six months ended June 30, 2023 and 2022, respectively.

Comprehensive Income (Loss) to Shareholders and Book Value per Common Share

The following table summarizes the components of comprehensive income (loss) to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income (loss) to shareholders	$695,511	$(915,796)	$1,184,163	$(967,537)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(134,586)	(361,131)	29,614	(881,894)
Change in discount rate for life and annuity benefits, net of taxes	3,224	63,198	(5,828)	123,891
Other, net of taxes	379	(3,902)	2,976	(4,018)
Other comprehensive (income) loss attributable to noncontrolling interest	21	(57)	(11)	(44)
Other comprehensive income (loss) to shareholders	(130,962)	(301,892)	26,751	(762,065)
Comprehensive income (loss) to shareholders	$564,549	$(1,217,688)	$1,210,914	$(1,729,602)

Book value per common share was $1,023.23 as of June 30, 2023 compared to $935.65 at December 31, 2022.

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our consolidated debt to capital ratio was 21% at June 30, 2023 and 24% at December 31, 2022. The decrease reflects a decrease in senior long-term debt, primarily attributable to the retirement of our 3.625% unsecured senior notes due March 30, 2023, as well as an increase in shareholders' equity.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $28.7 billion and $27.4 billion at June 30, 2023 and December 31, 2022, respectively. The following table presents the composition of our invested assets.

	June 30, 2023	December 31, 2022
Fixed maturity securities	45%	43%
Equity securities	30%	28%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	25%	29%
Total	100%	100%

Our holding company had $3.2 billion and $3.7 billion of invested assets at June 30, 2023 and December 31, 2022, respectively. The decrease was due in part to the retirement of our 3.625% unsecured senior notes due March 30, 2023. The following table presents the composition of our holding company's invested assets.

	June 30, 2023	December 31, 2022
Fixed maturity securities	4%	4%
Equity securities	50%	40%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	46%	56%
Total	100%	100%

We have a share repurchase program, authorized by our Board of Directors, that provides for the repurchase of up to $750 million of common stock. As of June 30, 2023, $323.8 million remained available for repurchases under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

We may from time to time seek to prepay, retire or repurchase our outstanding senior notes or preferred shares, through open market purchases, privately negotiated transactions or otherwise. Those prepayments, retirements or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

In June 2023, we entered into an amended and restated credit agreement for our corporate revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At our discretion, up to $200 million of the total capacity may be used for letters of credit. We may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. This facility expires in June 2028. The credit agreement for this revolving credit facility amended and restated the credit agreement for our previous $300 million revolving credit facility. At June 30, 2023 and December 31, 2022, there were no borrowings outstanding under either revolving credit facility. As of June 30, 2023, we were in compliance with all covenants contained in our corporate revolving credit facility. To the extent that we are not in compliance with our covenants, access to the revolving credit facility could be restricted. While we believe this to be unlikely, the inability to access the revolving credit facility could adversely affect our liquidity.

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

Various of our Markel Ventures subsidiaries maintain revolving credit facilities or lines of credit, which provide up to $715 million of aggregate capacity for working capital and other general operational purposes. A portion of the capacity on certain of these credit facilities may be used as security for letters of credit and other obligations. At June 30, 2023 and December 31, 2022, we had $209.0 million and $238.1 million, respectively, of borrowings outstanding under these credit facilities. As of June 30, 2023, all of our subsidiaries were in compliance with all covenants contained in their respective credit facilities. To the extent our subsidiaries are not in compliance with their respective covenants, access to their credit facilities could be restricted, which could adversely affect their operations.

Cash Flows

Net cash provided by operating activities was $1.0 billion for the six months ended June 30, 2023 compared to $921.0 million for the same period of 2022. The increase in net cash flows from operating activities for the six months ended June 30, 2023 was primarily due to an increase in operating cash flows from Markel Ventures, partially offset by a $125.1 million payment made to complete a retroactive reinsurance transaction to cede our portfolio of policies comprised of liabilities related to our run-off book of U.K. motor casualty business.

Net cash used by investing activities was $373.6 million for the six months ended June 30, 2023 compared to $403.4 million for the same period of 2022. During the six months ended June 30, 2023, net cash used by investing activities included net purchases of fixed maturity securities and equity securities of $778.2 million and $154.6 million, respectively, and a net decrease in short-term investments of $675.3 million. During the six months ended June 30, 2022, net cash used by investing activities included net purchases of fixed maturity securities, short-term investments and equity securities of $519.9 million, $256.7 million and $63.5 million, respectively. Net cash used by investing activities for the six months ended June 30, 2022 was net of $630.0 million of net cash and restricted cash acquired as part of our consolidation of Markel CATCo Re, of which $169.4 million was subsequently distributed to Markel CATCo investors for shares that were redeemed in conjunction with the buy-out transaction. Cash flows from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $629.9 million for the six months ended June 30, 2023 compared to $386.7 million for the same period of 2022. During the six months ended June 30, 2023, net cash used by financing activities included $250.0 million to retire our 3.625% unsecured senior notes due March 30, 2023. In June 2022, we made a cash payment of $350.0 million to a third-party trust account to pre-fund the retirement our 4.90% unsecured senior notes, which were retired on July 1, 2022. During the six months ended June 30, 2022, we had net increases in borrowings, primarily on revolving lines of credit at two of our Markel Ventures businesses. Cash of $187.2 million and $126.3 million was used to repurchase shares of our common stock during the first six months of 2023 and 2022, respectively.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in our 2022 Annual Report on Form 10-K, or are included in the items listed below:
•the effect of cyclical trends or changes in market conditions on our underwriting, investing, Markel Ventures and other operations, including demand and pricing in the insurance, reinsurance and other markets in which we operate;
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

By making forward-looking statements, we do not intend to become obligated to publicly update or revise any such statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward-looking statements, which are based on our current knowledge and speak only as at their dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. During the six months ended June 30, 2023, there were no material changes in our market risk exposures from those described in our 2022 Annual Report on Form 10-K.

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill their obligations to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables within our underwriting, program services and other fronting operations. During the six months ended June 30, 2023, there were no material changes in our credit risk exposures from those described in our 2022 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The three suits have been consolidated. On June 8, 2023, the court ruled in favor of the Company and against Mr. Yeransian on all counts. Mr. Yeransian has appealed the court's decision. For additional information regarding these three suits, see Item 3 Legal Proceedings in our 2022 Annual Report on Form 10-K. We believe Mr. Yeransian's suits to be without merit. We further believe that any material loss resulting from the suits to be remote.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common share repurchases for the quarter ended June 30, 2023.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2023 through April 30, 2023	23,900	$1,326.43	23,900	$396,736
May 1, 2023 through May 31, 2023	27,686	$1,351.15	27,686	$359,328
June 1, 2023 through June 30, 2023	26,431	$1,345.46	26,431	$323,766
Total	78,017	$1,341.65	78,017	$323,766
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

Item 5. Other Information

Adoption or Termination of Trading Arrangements by Directors or Officers

On May 31, 2023, Steven A. Markel, Chair of the Board and a Director of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,398 of the Company's common shares until May 17, 2024 (or the date on which all shares have been sold).

Item 6. Exhibits

Exhibit No.	Document Description

3.1(a)	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 13, 2011)

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 27, 2020)

3.1(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 16, 2023)

3.2	Bylaws, as amended and restated May 26, 2023**

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
Form of Tenth Supplemental Indenture dated as of April 5, 2016 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 31, 2016)

4.1(e)
Eleventh Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.1(f)
Twelfth Supplemental Indenture dated as of November 2, 2017 between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.1(g)
Thirteenth Supplemental Indenture, dated as of May 20, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 20, 2019)

4.1(h)
Fourteenth Supplemental Indenture, dated as of September 17, 2019, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission September 17, 2019)

4.1(i)
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

10.1
Amended and Restated Credit Agreement, dated as of June 23, 2023, among Markel Group Inc., Markel Bermuda Limited, Markel Global Reinsurance Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as the administrative agent (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission June 23, 2023)

10.2	Form of Amended and Restated Executive Employment Agreement with Robert C. Cox, Andrew G. Crowley, Thomas S. Gayner, Teresa S. Gendron, Richard R. Grinnan, Michael R. Heaton, and Jeremy A. Noble* **

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 2, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement
** Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of August 2023.

Markel Group Inc.

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Teresa S. Gendron
Teresa S. Gendron
Chief Financial Officer
(Principal Financial Officer)