Form 10-Q
period 2023-09-30
MARKEL GROUP INC.
filed 2023-11-01
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at October 25, 2023: 13,218,534

Markel Group Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $14,067,742 in 2023 and $12,805,887 in 2022)	$12,951,279	$11,856,835
Equity securities (cost of $3,401,511 in 2023 and $3,100,040 in 2022)	8,574,957	7,671,912
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,252,726	2,669,262
Total Investments	23,778,962	22,198,009
Cash and cash equivalents	4,354,858	4,137,432
Restricted cash and cash equivalents	690,004	1,084,081
Receivables	3,557,500	2,961,056
Reinsurance recoverables	8,534,919	8,446,745
Deferred policy acquisition costs	985,947	925,483
Prepaid reinsurance premiums	2,707,925	2,066,114
Goodwill	2,623,451	2,638,838
Intangible assets	1,633,188	1,747,464
Other assets	3,881,962	3,586,037
Total Assets	$52,748,716	$49,791,259
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$22,144,366	$20,947,898
Life and annuity benefits	600,256	650,721
Unearned premiums	7,196,808	6,220,748
Payables to insurance and reinsurance companies	924,602	669,742
Senior long-term debt and other debt (estimated fair value of $3,060,000 in 2023 and $3,541,000 in 2022)	3,769,248	4,103,629
Other liabilities	3,590,807	3,461,482
Total Liabilities	38,226,087	36,054,220
Redeemable noncontrolling interests	467,386	523,154
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,519,534	3,493,893
Retained earnings	10,778,567	9,832,804
Accumulated other comprehensive loss	(890,833)	(767,494)
Total Shareholders' Equity	13,999,159	13,151,094
Noncontrolling interests	56,084	62,791
Total Equity	14,055,243	13,213,885
Total Liabilities and Equity	$52,748,716	$49,791,259

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,121,745	$1,956,830	$6,120,592	$5,549,704
Net investment income	192,207	112,614	521,235	301,713
Net investment gains (losses)	(265,917)	(281,483)	591,173	(2,194,525)
Products revenues	601,524	586,531	1,964,332	1,845,111
Services and other revenues	725,627	691,653	1,963,779	1,962,585
Total Operating Revenues	3,375,186	3,066,145	11,161,111	7,464,588
OPERATING EXPENSES
Losses and loss adjustment expenses	1,404,325	1,185,313	3,765,215	3,216,495
Underwriting, acquisition and insurance expenses	698,129	643,272	2,071,721	1,843,106
Products expenses	545,567	580,830	1,712,792	1,726,367
Services and other expenses	606,810	546,384	1,678,246	1,693,756
Amortization of intangible assets	47,545	43,418	136,367	134,990
Total Operating Expenses	3,302,376	2,999,217	9,364,341	8,614,714
Operating Income (Loss)	72,810	66,928	1,796,770	(1,150,126)
Interest expense	(44,553)	(47,348)	(141,212)	(147,090)
Net foreign exchange gains (losses)	39,246	113,635	(8,658)	241,706
Income (Loss) Before Income Taxes	67,503	133,215	1,646,900	(1,055,510)
Income tax (expense) benefit	(14,235)	(16,460)	(339,903)	240,629
Net Income (Loss)	53,268	116,755	1,306,997	(814,881)
Net income attributable to noncontrolling interests	(10,677)	(57,161)	(80,243)	(93,062)
Net Income (Loss) to Shareholders	42,591	59,594	1,226,754	(907,943)
Preferred stock dividends	—	—	(18,000)	(18,000)
Net Income (Loss) to Common Shareholders	$42,591	$59,594	$1,208,754	$(925,943)

OTHER COMPREHENSIVE LOSS
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes:
Net holding losses arising during the period	$(187,330)	$(424,929)	$(161,115)	$(1,308,521)
Reclassification adjustments for net losses included in net income (loss)	22,869	591	26,268	2,289
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(164,461)	(424,338)	(134,847)	(1,306,232)
Change in discount rate for life and annuity benefits, net of taxes	14,609	25,244	8,781	149,135
Change in foreign currency translation adjustments, net of taxes	(187)	(8,872)	2,753	(14,395)
Change in net actuarial pension loss, net of taxes	20	303	56	1,808
Total Other Comprehensive Loss	(150,019)	(407,663)	(123,257)	(1,169,684)
Comprehensive Income (Loss)	(96,751)	(290,908)	1,183,740	(1,984,565)
Comprehensive income attributable to noncontrolling interests	(10,749)	(57,051)	(80,326)	(92,996)
Comprehensive Income (Loss) to Shareholders	$(107,500)	$(347,959)	$1,103,414	$(2,077,561)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$3.15	$3.09	$90.86	$(72.61)
Diluted	$3.14	$3.08	$90.69	$(72.61)
See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended September 30, 2023	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
June 30, 2023	$591,891	$3,515,362	$10,818,989	$(740,743)	$14,185,499	$53,582	$14,239,081	$464,442
Net income			42,591	—	42,591	2,502	45,093	8,175
Other comprehensive income (loss)			—	(150,091)	(150,091)	—	(150,091)	72
Comprehensive Income (Loss)					(107,500)	2,502	(104,998)	8,247
Repurchase of common stock	—	—	(82,432)	—	(82,432)	—	(82,432)	—
Restricted stock awards expensed	—	4,949	—	—	4,949	—	4,949	—
Adjustment of redeemable noncontrolling interests	—	—	(628)	—	(628)	—	(628)	628
Purchase of noncontrolling interests	—	(776)	—	—	(776)	—	(776)	570
Other	—	(1)	47	1	47	—	47	(6,501)
September 30, 2023	$591,891	$3,519,534	$10,778,567	$(890,833)	$13,999,159	$56,084	$14,055,243	$467,386

Nine Months Ended September 30, 2023	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2022	$591,891	$3,493,893	$9,832,804	$(767,494)	$13,151,094	$62,791	$13,213,885	$523,154
Net income			1,226,754	—	1,226,754	55,940	1,282,694	24,303
Other comprehensive income (loss)			—	(123,340)	(123,340)	—	(123,340)	83
Comprehensive Income					1,103,414	55,940	1,159,354	24,386
Repurchase of common stock	—	—	(269,593)	—	(269,593)	—	(269,593)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Restricted stock awards expensed	—	31,477	—	—	31,477	—	31,477	—
Adjustment of redeemable noncontrolling interests	—	—	7,087	—	7,087	—	7,087	(7,087)
Purchase of noncontrolling interests	—	(5,464)	—	—	(5,464)	—	(5,464)	(48,907)
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(62,646)	(62,646)	—
Other	—	(372)	(485)	1	(856)	(1)	(857)	(24,160)
September 30, 2023	$591,891	$3,519,534	$10,778,567	$(890,833)	$13,999,159	$56,084	$14,055,243	$467,386

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended September 30, 2022	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
June 30, 2022	$591,891	$3,478,153	$9,289,616	$(540,058)	$12,819,602	$11,125	$12,830,727	$495,378
Net income			59,594	—	59,594	52,867	112,461	4,294
Other comprehensive loss			—	(407,553)	(407,553)	—	(407,553)	(110)
Comprehensive Income (Loss)					(347,959)	52,867	(295,092)	4,184
Repurchase of common stock	—	—	(81,799)	—	(81,799)	—	(81,799)	—
Restricted stock awards expensed	—	4,661	—	—	4,661	—	4,661	—
Adjustment of redeemable noncontrolling interests	—	—	(17,730)	—	(17,730)	—	(17,730)	17,730
Other	—	14	(2)	—	12	804	816	(4,249)
September 30, 2022	$591,891	$3,482,828	$9,249,679	$(947,611)	$12,376,787	$64,796	$12,441,583	$513,043

Nine Months Ended September 30, 2022	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2021	$591,891	$3,441,079	$10,444,895	$222,007	$14,699,872	$22,860	$14,722,732	$461,378
Net income (loss)			(907,943)	—	(907,943)	78,283	(829,660)	14,779
Other comprehensive loss			—	(1,169,618)	(1,169,618)	—	(1,169,618)	(66)
Comprehensive Income (Loss)					(2,077,561)	78,283	(1,999,278)	14,713
Repurchase of common stock	—	—	(208,090)	—	(208,090)	—	(208,090)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Restricted stock awards expensed	—	37,531	—	—	37,531	—	37,531	—
Adjustment of redeemable noncontrolling interests	—	—	(62,168)	—	(62,168)	—	(62,168)	62,168
Adjustment to Metromont purchase price allocation	—	—	—	—	—	—	—	(18,681)
Disposition of Velocity	—	—	—	—	—	(22,059)	(22,059)	—
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(22,261)	(22,261)	—
Other	—	4,218	985	—	5,203	7,973	13,176	(6,535)
September 30, 2022	$591,891	$3,482,828	$9,249,679	$(947,611)	$12,376,787	$64,796	$12,441,583	$513,043

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$1,306,997	$(814,881)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	657,280	2,695,153
Net Cash Provided By Operating Activities	1,964,277	1,880,272
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	1,359,948	557,742
Cost of fixed maturity securities purchased	(2,661,587)	(1,433,299)
Proceeds from sales of equity securities	179,665	164,277
Cost of equity securities purchased	(448,388)	(293,011)
Net change in short-term investments	487,839	(625,261)
Cost of equity method and other investments purchased	(159,591)	(18,782)
Additions to property and equipment	(155,088)	(209,282)
Consolidation of Markel CATCo Re, net	—	629,955
Distributions to Markel CATCo Re noncontrolling interests for buy-out transaction	—	(169,380)
Proceeds from sales of subsidiaries, net	41,302	109,505
Other	13,267	4,211
Net Cash Used By Investing Activities	(1,342,633)	(1,283,325)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	475,964	757,941
Repayment of senior long-term debt and other debt	(811,857)	(982,852)
Repurchases of common stock	(269,593)	(208,090)
Dividends paid on preferred stock	(18,000)	(18,000)
Redemption of Markel CATCo Re noncontrolling interests	(88,997)	—
Purchase of noncontrolling interests	(54,371)	(30)
Other	(32,434)	(40,023)
Net Cash Used By Financing Activities	(799,288)	(491,054)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	993	(190,972)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(176,651)	(85,079)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	5,221,513	4,880,947
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$5,044,862	$4,795,868

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

a) Basis of Presentation. The consolidated balance sheet as of September 30, 2023 and the related consolidated statements of income (loss) and comprehensive income (loss) and changes in equity for the quarters and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Except for the adjustments described in note 1 c), such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2022 was derived from Markel Group's audited annual consolidated financial statements.

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

b) Life and Annuity Benefits. The Company has a run-off block of life and annuity reinsurance contracts that subject the Company to mortality, longevity and morbidity risks. Effective January 1, 2023, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts and restated all prior periods presented to reflect the new accounting standard. The primary component of the Company's liabilities for life and annuity benefits is the present value of the liability for future policyholder benefits. The cash flow assumptions used to determine the policyholder benefit reserves are reviewed, and updated as necessary, at least annually. Interest accretion for the reserves is calculated using the discount rate locked-in at contract inception. Policy benefit reserves are remeasured each period using current discount rates, based on yields for upper-medium grade fixed maturity securities, with the impact of changes in the discount rate included in other comprehensive income, net of taxes. All other results attributable to the run-off of life and annuity reinsurance contracts are included in services and other revenues and services and other expenses in the consolidated statements of income and comprehensive income. Investment income earned on the investments that support the policy benefit reserves are included in net investment income. Because of the uncertainty in the assumptions used to estimate reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimated liability. See note 9 for further details regarding life and annuity benefits.

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

Changes in the discount rate on the liability for future policyholder benefits also resulted in an increase, or benefit, of $25.2 million and $104.5 million to the other comprehensive loss previously presented for the quarter and nine months ended September 30, 2022, which was comprised of the following adjustments.

(dollars in thousands)	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2022
Reverse benefit included in change in net unrealized gains (losses) on available-for-sale-investments, net of taxes, related to reversal of previously recognized reserve deficiency adjustment	$—	$(44,682)
Change in discount rate for life and annuity benefits, net of taxes	25,244	149,135
Increase in other comprehensive loss, net of taxes	$25,244	$104,453

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

	Quarter Ended September 30, 2023
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)	Consolidated
Earned premiums	$1,848,267	$274,161	$—	$—	$(683)	$2,121,745
Net investment income	—	—	191,015	1,192	—	192,207
Net investment losses	—	—	(265,917)	—	—	(265,917)
Products revenues	—	—	—	601,524	—	601,524
Services and other revenues	—	—	(5,033)	644,053	86,607	725,627
Total operating revenues	1,848,267	274,161	(79,935)	1,246,769	85,924	3,375,186
Losses and loss adjustment expenses:
Current accident year	(1,258,864)	(176,007)	—	—	—	(1,434,871)
Prior accident years	55,374	(23,262)	—	—	(1,566)	30,546
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(369,001)	(68,919)	—	—	—	(437,920)
Other underwriting expenses	(250,684)	(11,785)	—	—	2,260	(260,209)
Products expenses	—	—	—	(545,567)	—	(545,567)
Services and other expenses	—	—	—	(570,782)	(36,028)	(606,810)
Amortization of intangible assets (2)	—	—	—	(23,118)	(24,427)	(47,545)
Segment profit (loss)	$25,092	$(5,812)	$(79,935)	$107,302	$26,163	$72,810
Interest expense						(44,553)
Net foreign exchange gains						39,246
Income before income taxes						$67,503
(1)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment, as well as amortization of intangible assets attributable to underwriting segments, which is not allocated between the Insurance and Reinsurance segments.
(2)    Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets attributable to the Company's underwriting segments, included in Other, was $9.1 million for the quarter ended September 30, 2023.

	Quarter Ended September 30, 2022
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)	Consolidated
Earned premiums	$1,695,029	$260,535	$—	$—	$1,266	$1,956,830
Net investment income	—	—	112,297	317	—	112,614
Net investment losses	—	—	(281,483)	—	—	(281,483)
Products revenues	—	—	—	586,531	—	586,531
Services and other revenues	—	—	(4,883)	629,215	67,321	691,653
Total operating revenues	1,695,029	260,535	(174,069)	1,216,063	68,587	3,066,145
Losses and loss adjustment expenses:
Current accident year	(1,100,511)	(166,485)	—	—	—	(1,266,996)
Prior accident years	53,760	29,505	—	—	(1,582)	81,683
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(362,137)	(68,662)	—	—	(383)	(431,182)
Other underwriting expenses	(200,604)	(11,638)	—	—	152	(212,090)
Products expenses	—	—	—	(580,830)	—	(580,830)
Services and other expenses	—	—	—	(556,207)	9,823	(546,384)
Amortization of intangible assets (2)	—	—	—	(18,567)	(24,851)	(43,418)
Segment profit (loss)	$85,537	$43,255	$(174,069)	$60,459	$51,746	$66,928
Interest expense						(47,348)
Net foreign exchange gains						113,635
Income before income taxes						$133,215
(1)     Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment, as well as amortization of intangible assets attributable to underwriting segments, which is not allocated between the Insurance and Reinsurance segments.
(2)     Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets attributable to the Company's underwriting segments, included in Other, was $9.6 million for the quarter ended September 30, 2022.

	Nine Months Ended September 30, 2023
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)	Consolidated
Earned premiums	$5,322,377	$799,683	$—	$—	$(1,468)	$6,120,592
Net investment income	—	—	518,536	2,699	—	521,235
Net investment gains	—	—	591,173	—	—	591,173
Products revenues	—	—	—	1,964,332	—	1,964,332
Services and other revenues	—	—	(13,791)	1,770,997	206,573	1,963,779
Total operating revenues	5,322,377	799,683	1,095,918	3,738,028	205,105	11,161,111
Losses and loss adjustment expenses:
Current accident year	(3,415,860)	(519,109)	—	—	—	(3,934,969)
Prior accident years	179,564	(6,584)	—	—	(3,226)	169,754
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(1,096,500)	(202,271)	—	—	—	(1,298,771)
Other underwriting expenses	(733,334)	(38,113)	—	—	(1,503)	(772,950)
Products expenses	—	—	—	(1,712,792)	—	(1,712,792)
Services and other expenses	—	—	—	(1,632,588)	(45,658)	(1,678,246)
Amortization of intangible assets (2)	—	—	—	(62,528)	(73,839)	(136,367)
Segment profit	$256,247	$33,606	$1,095,918	$330,120	$80,879	$1,796,770
Interest expense						(141,212)
Net foreign exchange losses						(8,658)
Income before income taxes						$1,646,900
(1)    Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment, as well as amortization of intangible assets attributable to underwriting segments, which is not allocated between the Insurance and Reinsurance segments.
(2)    Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets attributable to the Company's underwriting segments, included in Other, was $28.0 million for the nine months ended September 30, 2023.

	Nine Months Ended September 30, 2022
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other (1)	Consolidated
Earned premiums	$4,742,178	$808,656	$—	$—	$(1,130)	$5,549,704
Net investment income	—	—	301,289	424	—	301,713
Net investment losses	—	—	(2,194,525)	—	—	(2,194,525)
Products revenues	—	—	—	1,845,111	—	1,845,111
Services and other revenues	—	—	(27,590)	1,682,318	307,857	1,962,585
Total operating revenues	4,742,178	808,656	(1,920,826)	3,527,853	306,727	7,464,588
Losses and loss adjustment expenses:
Current accident year	(2,906,031)	(514,875)	—	—	—	(3,420,906)
Prior accident years	196,093	13,845	—	—	(5,527)	204,411
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(996,369)	(209,541)	—	—	(415)	(1,206,325)
Other underwriting expenses	(596,426)	(37,708)	—	—	(2,647)	(636,781)
Products expenses	—	—	—	(1,726,367)	—	(1,726,367)
Services and other expenses	—	—	—	(1,524,167)	(169,589)	(1,693,756)
Amortization of intangible assets (2)	—	—	—	(60,077)	(74,913)	(134,990)
Segment profit (loss)	$439,445	$60,377	$(1,920,826)	$217,242	$53,636	$(1,150,126)
Interest expense						(147,090)
Net foreign exchange gains						241,706
Loss before income taxes						$(1,055,510)
(1)     Other represents the total profit (loss) attributable to the Company's operations that are not included in a reportable segment, as well as amortization of intangible assets attributable to underwriting segments, which is not allocated between the Insurance and Reinsurance segments.
(2)     Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures. Amortization of intangible assets attributable to the Company's underwriting segments, included in Other, was $29.0 million for the nine months ended September 30, 2022.

b) The following amounts attributable to the Markel Ventures segment are also reviewed, or included in measures reviewed, by the Company's chief operating decision maker.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Depreciation expense	$26,857	$23,738	$81,639	$75,304
Interest expense (1)	$10,663	$11,921	$36,485	$34,124
Income tax expense	$22,253	$12,603	$66,022	$43,682
Capital expenditures	$65,616	$48,294	$135,159	$144,974
(1)    Interest expense for the quarter and nine months ended September 30, 2023 included intercompany interest expense of $6.6 million and $19.9 million, respectively. Interest expense for the quarter and nine months ended September 30, 2022 included intercompany interest expense of $6.6 million and $20.7 million, respectively. Intercompany interest expense was eliminated in consolidation.

c) The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	September 30, 2023	December 31, 2022
Segment assets:
Investing	$28,522,052	$26,982,280
Underwriting	9,884,553	8,853,559
Markel Ventures	5,444,105	5,315,677
Total segment assets	43,850,710	41,151,516
Other operations	8,898,006	8,639,743
Total assets	$52,748,716	$49,791,259

3. Investments

a) The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes.

	September 30, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$3,440,991	$—	$(130,162)	$3,310,829
U.S. government-sponsored enterprises	1,133,417	—	(137,733)	995,684
Obligations of states, municipalities and political subdivisions	4,106,251	879	(308,184)	3,798,946
Foreign governments	1,749,621	2,626	(189,128)	1,563,119
Commercial mortgage-backed securities	2,297,828	11	(208,466)	2,089,373
Residential mortgage-backed securities	511,525	1	(32,686)	478,840
Asset-backed securities	1,226	—	(28)	1,198
Corporate bonds	826,883	758	(114,351)	713,290
Total fixed maturity securities	14,067,742	4,275	(1,120,738)	12,951,279
Short-term investments	2,250,219	3,253	(746)	2,252,726
Investments, available-for-sale	$16,317,961	$7,528	$(1,121,484)	$15,204,005

	December 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$3,050,089	$2,363	$(138,493)	$2,913,959
U.S. government-sponsored enterprises	871,463	154	(106,079)	765,538
Obligations of states, municipalities and political subdivisions	3,973,911	6,503	(247,231)	3,733,183
Foreign governments	1,473,658	2,843	(169,723)	1,306,778
Commercial mortgage-backed securities	2,109,721	395	(169,668)	1,940,448
Residential mortgage-backed securities	553,591	6	(26,804)	526,793
Asset-backed securities	1,693	—	(53)	1,640
Corporate bonds	771,761	836	(104,101)	668,496
Total fixed maturity securities	12,805,887	13,100	(962,152)	11,856,835
Short-term investments	2,663,560	5,760	(58)	2,669,262
Investments, available-for-sale	$15,469,447	$18,860	$(962,210)	$14,526,097

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2023
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$1,339,577	$(33,496)	$1,971,252	$(96,666)	$3,310,829	$(130,162)
U.S. government-sponsored enterprises	302,362	(13,784)	693,322	(123,949)	995,684	(137,733)
Obligations of states, municipalities and political subdivisions	1,469,105	(36,622)	2,240,788	(271,562)	3,709,893	(308,184)
Foreign governments	442,453	(18,214)	1,095,516	(170,914)	1,537,969	(189,128)
Commercial mortgage-backed securities	321,255	(13,554)	1,764,367	(194,912)	2,085,622	(208,466)
Residential mortgage-backed securities	45,081	(1,074)	433,695	(31,612)	478,776	(32,686)
Asset-backed securities	—	—	1,198	(28)	1,198	(28)
Corporate bonds	98,459	(2,890)	605,598	(111,461)	704,057	(114,351)
Total fixed maturity securities	4,018,292	(119,634)	8,805,736	(1,001,104)	12,824,028	(1,120,738)
Short-term investments	203,710	(746)	—	—	203,710	(746)
Total	$4,222,002	$(120,380)	$8,805,736	$(1,001,104)	$13,027,738	$(1,121,484)

At September 30, 2023, the Company held 1,732 available-for-sale securities in an unrealized loss position with a total estimated fair value of $13.0 billion and gross unrealized losses of $1.1 billion. Of these 1,732 securities, 1,150 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $8.8 billion and gross unrealized losses of $1.0 billion.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses as of September 30, 2023 or December 31, 2022.

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

c) The amortized cost and estimated fair value of fixed maturity securities at September 30, 2023 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,245,195	$1,221,058
Due after one year through five years	4,731,573	4,490,492
Due after five years through ten years	3,655,839	3,269,429
Due after ten years	1,624,556	1,400,889
	11,257,163	10,381,868
Commercial mortgage-backed securities	2,297,828	2,089,373
Residential mortgage-backed securities	511,525	478,840
Asset-backed securities	1,226	1,198
Total fixed maturity securities	$14,067,742	$12,951,279

d) The following table presents the components of net investment income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Interest:
Fixed maturity securities	$98,891	$72,477	$269,438	$215,541
Short-term investments	26,768	10,316	77,099	14,644
Cash and cash equivalents and restricted cash and cash equivalents	39,473	7,794	102,565	9,619
Dividends on equity securities	31,134	25,962	84,968	74,289
	196,266	116,549	534,070	314,093
Investment expenses	(4,059)	(3,935)	(12,835)	(12,380)
Net investment income	$192,207	$112,614	$521,235	$301,713

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Fixed maturity securities, short-term investments and other investments:
Net realized investment gains (losses)	$(36,093)	$2,032	$(38,159)	$6,001
Equity securities:
Change in fair value of securities sold during the period	2,683	2,553	16,706	(29,015)
Change in fair value of securities held at the end of the period	(232,507)	(286,068)	612,626	(2,171,511)
Total change in fair value	(229,824)	(283,515)	629,332	(2,200,526)
Net investment gains (losses)	$(265,917)	$(281,483)	$591,173	$(2,194,525)
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive loss:
Fixed maturity securities	$(208,598)	$(530,161)	$(167,411)	$(1,645,060)
Short-term investments	193	(8,186)	(3,195)	(11,563)
Net decrease	$(208,405)	$(538,347)	$(170,606)	$(1,656,623)

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$3,310,829	$—	$3,310,829
U.S. government-sponsored enterprises	—	995,684	—	995,684
Obligations of states, municipalities and political subdivisions	—	3,798,946	—	3,798,946
Foreign governments	—	1,563,119	—	1,563,119
Commercial mortgage-backed securities	—	2,089,373	—	2,089,373
Residential mortgage-backed securities	—	478,840	—	478,840
Asset-backed securities	—	1,198	—	1,198
Corporate bonds	—	713,290	—	713,290
Total fixed maturity securities, available-for-sale	—	12,951,279	—	12,951,279
Equity securities:
Insurance, banks and other financial institutions	3,304,299	—	942	3,305,241
Industrial, consumer and all other	5,269,716	—	—	5,269,716
Total equity securities	8,574,015	—	942	8,574,957
Short-term investments, available-for-sale	2,085,072	167,654	—	2,252,726
Total investments	$10,659,087	$13,118,933	$942	$23,778,962

	December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$2,913,959	$—	$2,913,959
U.S. government-sponsored enterprises	—	765,538	—	765,538
Obligations of states, municipalities and political subdivisions	—	3,733,183	—	3,733,183
Foreign governments	—	1,306,778	—	1,306,778
Commercial mortgage-backed securities	—	1,940,448	—	1,940,448
Residential mortgage-backed securities	—	526,793	—	526,793
Asset-backed securities	—	1,640	—	1,640
Corporate bonds	—	668,496	—	668,496
Total fixed maturity securities, available-for-sale	—	11,856,835	—	11,856,835
Equity securities:
Insurance, banks and other financial institutions	2,952,689	—	899	2,953,588
Industrial, consumer and all other	4,718,324	—	—	4,718,324
Total equity securities	7,671,013	—	899	7,671,912
Short-term investments, available-for-sale	2,510,164	159,098	—	2,669,262
Total investments	$10,181,177	$12,015,933	$899	$22,198,009

The following table summarizes changes in Level 3 investments measured at fair value on a recurring basis.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Equity securities, beginning of period	$936	$4,380	$899	$56,472
Purchases	—	—	—	—
Sales	—	(3,528)	—	(56,335)
Net investment gains	6	69	43	784
Equity securities, end of period	$942	$921	$942	$921

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

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2023 and 2022.

5. Equity Method Investments

The Company holds certain investments that are accounted for under the equity method of accounting. The Company's equity method investments, which are included in other assets on the consolidated balance sheets, totaled $582.8 million and $494.0 million as of September 30, 2023 and December 31, 2022, respectively. The Company's proportionate share of earnings in its equity method investments was income of $4.2 million and losses of $0.4 million for the quarter and nine months ended September 30, 2023, respectively, and losses of $7.1 million and $36.1 million for the quarter and nine months ended September 30, 2022, respectively.

The Company's most significant equity method investment is an investment in Hagerty, Inc. (Hagerty), which is accounted for on a quarter lag. Hagerty is an automotive enthusiast brand offering integrated membership products and programs as well as a specialty insurance provider focused on the global automobile enthusiast market. The Company's ownership interest in Hagerty's common stock was 23% as of September 30, 2023 and December 31, 2022. The Company's investment is comprised of Class A common shares, which are listed for trading on the New York Stock Exchange, as well as Class V common shares, associated with the Company's original investment, that have special voting rights and can be converted on a one-for-one basis into Class A common shares. The Company accounts for its investment under the equity method as it is deemed to have the ability to exercise significant influence over Hagerty's operating and financial policies through a combination of its voting interest, its right to designate a board member and business it conducts with Hagerty. As of September 30, 2023 and December 31, 2022, the carrying value of the Company's investment in Hagerty was $235.4 million and $245.1 million, respectively.

As of September 30, 2023 and December 31, 2022, the estimated value of the Company's investment, based on the closing stock price of Hagerty's Class A common shares, was $637.3 million and $656.0 million, respectively. See note 12 for further details regarding related party transactions with Hagerty.

6. Products, Services, and Other Revenues

The following tables present revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income (loss), along with a reconciliation to total products revenues and services and other revenues.

	Quarter Ended September 30,
	2023			2022
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$585,707	$—	$585,707	$575,277	$—	$575,277
Services	597,512	2,904	600,416	594,717	11,529	606,246
Investment management	—	44,204	44,204	—	15,641	15,641
Total revenues from contracts with customers	1,183,219	47,108	1,230,327	1,169,994	27,170	1,197,164
Program services and other fronting	—	39,499	39,499	—	40,033	40,033
Equity method investments income (loss)	(21)	4,264	4,243	(546)	(6,555)	(7,101)
Other	62,379	(9,297)	53,082	46,298	1,790	48,088
Total	$1,245,577	$81,574	$1,327,151	$1,215,746	$62,438	$1,278,184

	Nine Months Ended September 30,
	2023			2022
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$1,921,773	$—	$1,921,773	$1,809,276	$—	$1,809,276
Services	1,652,187	7,542	1,659,729	1,593,946	41,547	1,635,493
Investment management	—	76,108	76,108	—	55,197	55,197
Total revenues from contracts with customers	3,573,960	83,650	3,657,610	3,403,222	96,744	3,499,966
Program services and other fronting	—	105,952	105,952	—	103,096	103,096
Disposition gain	—	16,923	16,923	—	107,293	107,293
Equity method investments income (loss)	1,087	(1,485)	(398)	1,537	(37,639)	(36,102)
Other	160,282	(12,258)	148,024	122,670	10,773	133,443
Total	$3,735,329	$192,782	$3,928,111	$3,527,429	$280,267	$3,807,696

In February 2022, the Company sold the majority of its controlling interest in its Velocity managing general agent companies, which resulted in a gain of $107.3 million. In June 2023, the Company sold one of its licensed insurance subsidiaries to Velocity, which resulted in a gain of $16.9 million. Both gains were included in services and other revenues.

Receivables from contracts with customers were $683.1 million and $624.1 million as of September 30, 2023 and December 31, 2022, respectively.

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Gross reserves for losses and loss adjustment expenses, beginning of year	$20,947,898	$18,178,894
Reinsurance recoverables on unpaid losses, beginning of year	7,994,884	6,876,317
Net reserves for losses and loss adjustment expenses, beginning of year	12,953,014	11,302,577
Effect of foreign currency rate changes on beginning of year balance	16,246	(275,364)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	12,969,260	11,027,213
Incurred losses and loss adjustment expenses:
Current accident year	3,934,969	3,420,906
Prior accident years	(169,754)	(204,411)
Total incurred losses and loss adjustment expenses	3,765,215	3,216,495
Payments:
Current accident year	419,998	350,684
Prior accident years	2,018,199	1,880,471
Total payments	2,438,197	2,231,155
Effect of foreign currency rate changes on current year activity	416	(7,499)
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re (see note 11)	(146,895)	375,222
Reinsurance recoverable for retroactive reinsurance transaction	(125,067)	—
Net reserves for losses and loss adjustment expenses, end of period	14,024,732	12,380,276
Reinsurance recoverables on unpaid losses	8,119,634	7,814,098
Gross reserves for losses and loss adjustment expenses, end of period	$22,144,366	$20,194,374

For the nine months ended September 30, 2023, current accident year losses and loss adjustment expenses included $46.2 million of net losses and loss adjustment expenses attributed to the Hawaiian wildfires and Hurricane Idalia (2023 Catastrophes). The net losses and loss adjustment expenses attributed to the 2023 Catastrophes as of September 30, 2023 represent the Company's best estimate based upon information currently available. The estimate for these losses is based on preliminary industry loss estimates and output from industry, broker and proprietary models, as well as policy level reviews. This estimate is based on various assumptions about coverage and liability and is therefore subject to change. While the Company believes its net reserves for the 2023 Catastrophes as of September 30, 2023 are adequate, it continues to closely monitor reported claims and may adjust the estimate of net losses as new information becomes available.

During 2023, the Company also recognized losses on its intellectual property collateral protection insurance product written within the Insurance segment's professional liability product line. These losses reflect higher than anticipated levels of claims and loss experience, as well as the recognition of $25.0 million of credit losses in connection with a $50.0 million fraudulent letter of credit that was provided by an affiliate of Vesttoo Ltd. as collateral for reinsurance purchased on one of the policies that resulted in a claim during the quarter. An affiliate of Vesttoo Ltd. is also the counterparty to a second ceded reinsurance contract on this product line with an aggregate limit of $77.8 million for which the underlying letter of credit was also deemed to be fraudulent. Although a loss has not yet been incurred under this policy, the Company believes the potential for a covered loss event is reasonably possible. The Company is actively pursuing remedies to make recoveries on the reinsurance recoverable impacted by the fraudulent letter of credit and to mitigate the potential for additional losses resulting from the second fraudulent letter of credit if a claim is made under the related contract. The Company does not have any other ceded reinsurance contracts with Vesttoo Ltd. or its affiliates.

For the nine months ended September 30, 2023, prior accident years losses and loss adjustment expenses included $169.8 million of favorable development on prior years loss reserves, which included $239.8 million of favorable development on the Company's professional liability, property, marine and energy, workers' compensation and personal lines product lines within its Insurance segment and $34.1 million of favorable development on the Company's professional liability and property product lines within its Reinsurance segment. Favorable development on prior years loss reserves for the nine months ended September 30, 2023 was partially offset by $70.5 million of adverse development on the Company's general liability product lines within its Insurance segment and $60.9 million of adverse development on the Company's public entity and general liability product lines within its Reinsurance segment.

In March 2023, the Company completed a retroactive reinsurance transaction to cede its portfolio of policies comprised of liabilities for its run-off book of United Kingdom motor casualty business in exchange for payments totaling $125.1 million, which approximated the carrying value of the Company's reserves for losses and loss adjustment expenses on the ceded policies.

For the nine months ended September 30, 2022, current accident year losses and loss adjustment expenses included $70.0 million and $35.0 million of net losses and loss adjustment expenses attributed to Hurricane Ian and the Russia-Ukraine conflict, respectively.

For the nine months ended September 30, 2022, prior accident years losses and loss adjustment expenses included $204.4 million of favorable development on prior years loss reserves, which included $155.0 million of favorable development on the Company's workers' compensation, property, marine and energy and programs product lines within the Insurance segment and $41.7 million of favorable development on the Company's property and credit and surety product lines within its Reinsurance segment.

8. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended September 30,
	2023				2022
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,223,988	$282,070	$(478,035)	$2,028,023	$2,133,822	$349,650	$(473,885)	$2,009,587
Earned	$2,127,244	$424,620	$(429,901)	$2,121,963	$1,899,816	$408,561	$(351,118)	$1,957,259
Program services and other fronting:
Written	615,424	557,324	(1,172,966)	(218)	663,631	327,668	(991,719)	(420)
Earned	669,544	313,079	(982,841)	(218)	729,312	218,439	(948,180)	(429)
Consolidated:
Written	$2,839,412	$839,394	$(1,651,001)	$2,027,805	$2,797,453	$677,318	$(1,465,604)	$2,009,167
Earned	$2,796,788	$737,699	$(1,412,742)	$2,121,745	$2,629,128	$627,000	$(1,299,298)	$1,956,830

	Nine Months Ended September 30,
	2023				2022
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$6,479,090	$1,419,802	$(1,444,626)	$6,454,266	$6,065,936	$1,466,036	$(1,255,226)	$6,276,746
Earned	$6,124,444	$1,247,743	$(1,250,605)	$6,121,582	$5,370,481	$1,194,504	$(1,012,485)	$5,552,500
Program services and other fronting:
Written	2,012,806	991,305	(3,005,101)	(990)	2,025,195	595,940	(2,624,185)	(3,050)
Earned	1,960,219	546,871	(2,508,080)	(990)	2,036,016	332,415	(2,371,227)	(2,796)
Consolidated:
Written	$8,491,896	$2,411,107	$(4,449,727)	$6,453,276	$8,091,131	$2,061,976	$(3,879,411)	$6,273,696
Earned	$8,084,663	$1,794,614	$(3,758,685)	$6,120,592	$7,406,497	$1,526,919	$(3,383,712)	$5,549,704

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the nine months ended September 30, 2023 and 2022 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 40% and 38% for the quarter and nine months ended September 30, 2023, respectively, and 40% and 38% for the quarter and nine months ended September 30, 2022, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 35% and 29% for the quarter and nine months ended September 30, 2023, respectively, and 32% and 28% for the quarter and nine months ended September 30, 2022, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations were ceded. These gross losses totaled $743.8 million and $1.8 billion for the quarter and nine months ended September 30, 2023, respectively, and $1.3 billion and $2.3 billion for the quarter and nine months ended September 30, 2022, respectively.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Gross losses and loss adjustment expenses	$1,684,389	$1,423,526	$4,552,926	$3,760,566
Ceded losses and loss adjustment expenses	(278,945)	(238,220)	(786,876)	(544,109)
Net losses and loss adjustment expenses	$1,405,444	$1,185,306	$3,766,050	$3,216,457

9. Life and Annuity Benefits

The Company's run-off block of life and annuity reinsurance contracts consists primarily of Euro and U.S. Dollar denominated life-contingent payout annuities and traditional and universal life contracts. The following table presents the components of the Company's liabilities for life and annuity benefits.

(dollars in thousands)	September 30, 2023	December 31, 2022
Liability for future policyholder benefits	$508,436	$554,366
Deferred profit liability	52,034	48,569
Other	39,786	47,786
Total	$600,256	$650,721

The primary component of the Company's liabilities for life and annuity benefits is the liability for future policyholder benefits. Life and annuity benefit reserves are calculated for aggregated cohorts of contracts, which are determined based on the attributes of the underlying contracts, and are discounted using standard actuarial techniques and cash flow models. Since the development of the life and annuity reinsurance reserves is based upon cash flow projection models, the Company makes estimates and assumptions based on cedent experience and industry mortality tables. The cash flow assumptions used to determine the Company's life and annuity benefit reserves are reviewed, and updated as necessary, at least annually. The discount rate assumptions are updated at each reporting date. There were no changes to the cash flow assumptions used to measure the Company's life and annuity benefit reserves as a result of the annual review of cash flow assumptions completed in the third quarter of 2023 and 2022. The following table presents a rollforward of the present value of the liability for future policyholder benefits.

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Liability for future policyholder benefits, beginning of year	$554,366	$821,632
Liability for future policyholder benefits at original discount rate, beginning of year	667,761	745,313
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(5,890)	(3,859)
Adjusted liability for future policyholder benefits, beginning of year	661,871	741,454
Interest accretion	11,251	11,909
Benefit payments	(39,819)	(40,643)
Effect of foreign currency rate changes	(356)	(77,166)
Liability for future policyholder benefits at original discount rate, end of period	632,947	635,554
Cumulative effect of changes in discount rate assumptions	(124,511)	(112,459)
Liability for future policyholder benefits, end of period (1)	$508,436	$523,095
(1)    The undiscounted liability for future policyholder benefits was $813.6 million and $822.3 million as of September 30, 2023 and 2022, respectively.

The following table summarizes additional details for the Company's liability for future policyholder benefits.

	September 30, 2023	December 31, 2022
Weighted-average interest rate:
Interest accretion rate	2.3%	2.3%
Current discount rate	4.7%	4.3%
Weighted-average liability duration	8.2 years	8.6 years

10. Senior Long-Term Debt and Other Debt

In March 2023, the Company retired its 3.625% unsecured senior notes due March 30, 2023 ($250.0 million aggregate principal outstanding at December 31, 2022).

In June 2023, the Company entered into an amended and restated credit agreement for its corporate revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At the Company's discretion, up to $200 million of the total capacity may be used for letters of credit. The Company may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. The Company pays interest on balances outstanding under the facility and fees for letters of credit issued under the facility. The Company also pays a commitment fee on the unused portion of the facility based on the Company's leverage ratio as calculated under the credit agreement. The credit agreement includes financial covenants that require that the Company not exceed a maximum debt to capitalization (leverage) ratio and maintain a minimum amount of consolidated net worth, as well as other customary covenants and events of default. Markel Group guaranteed the obligations under the facility of certain subsidiaries that are also parties to the credit agreement. This facility expires in June 2028. The credit agreement for this revolving credit facility amended and restated the credit agreement for the Company's previous $300 million revolving credit facility. At September 30, 2023 and December 31, 2022, the Company had no borrowings outstanding under either revolving credit facility. As of September 30, 2023, the Company was in compliance with all covenants contained in its corporate revolving credit facility.

Various of the Company's Markel Ventures subsidiaries maintain revolving credit facilities or lines of credit, which provide up to $715 million of aggregate capacity for working capital and other general operational purposes. A portion of the capacity on certain of these credit facilities may be used as security for letters of credit and other obligations. At September 30, 2023 and December 31, 2022, the Company had $171.3 million and $238.1 million, respectively, of borrowings outstanding under these credit facilities. As of September 30, 2023, all of the Company's subsidiaries were in compliance with all covenants contained in their respective credit facilities.

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

In June 2022, the Company received a return of $24.9 million of the capital it provided in March 2022 and the related preference shares were redeemed. As of September 30, 2023 and December 31, 2022, the Company's investment in the remaining preference shares of Markel CATCo Re totaled $20.1 million, which comprised 25% and 23% of the equity of Markel CATCo Re, respectively. Through that investment, the Company has exposure to adverse loss development on reinsurance contracts previously written by Markel CATCo Re for loss events that occurred from 2014 to 2020. If loss reserves held by Markel CATCo Re are sufficient to settle claims on the remaining open contracts, the Company will receive a full return of the remaining $20.1 million in capital provided in March 2022. Favorable development on loss reserves held by Markel CATCo Re, less operating expenses, will be distributed to the Markel CATCo Funds, and ultimately to investors in the Markel CATCo Funds.

Markel CATCo Re is considered a VIE, as the equity at risk does not have the right to receive residual returns that exceed the capital provided by the Company in the buy-out transaction. As a result of the preference shares acquired by the Company in the buy-out transaction, and the voting shares held by its consolidated subsidiary, MCIM, the Company consolidates Markel CATCo Re as its primary beneficiary. Results attributed to the run-off of Markel CATCo Re are reported with the Company's other ILS operations, within services and other revenues and expenses, and are not included in a reportable segment. Favorable loss reserve development on the run-off of reinsurance contracts written by Markel CATCo Re was $2.2 million and $55.7 million for the quarter and nine months ended September 30, 2023, respectively, and $53.4 million and $81.6 million for the quarter and nine months ended September 30, 2022, respectively. For all periods, the favorable development was included in services and other expenses and attributable to noncontrolling interests. During the nine months ended September 30, 2023 and 2022, $62.6 million and $22.3 million, respectively, of preference shares of Markel CATCo Re held by noncontrolling interests were redeemed.

The Company's consolidated balance sheets include the following amounts attributable to Markel CATCo Re.

(dollars in thousands)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$70,852	$104,443
Restricted cash and cash equivalents	193,778	317,577
Other assets and receivables due from cedents	19,416	41,357
Total Assets	$284,046	$463,377

Liabilities and Equity
Unpaid losses and loss adjustment expenses	$201,026	$347,921
Other liabilities	1,232	26,717
Total Liabilities	202,258	374,638
Shareholders' equity	21,139	21,139
Noncontrolling interests	60,649	67,600
Total Equity	81,788	88,739
Total Liabilities and Equity	$284,046	$463,377

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

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate and specialty markets, Nephila also acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies, Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). Nephila receives management fees for investment and insurance management services provided through its insurance-linked securities operations primarily based on the net asset value of the accounts managed, and, for certain funds, incentive fees based on their annual performance. Prior to the disposition of Velocity in February 2022, Nephila also provided managing general agent services to the Nephila Reinsurers in exchange for commissions. For the quarter and nine months ended September 30, 2023, total revenues attributed to unconsolidated entities managed by Nephila were $43.6 million and $74.1 million, respectively. For the quarter and nine months ended September 30, 2022, total revenues attributed to unconsolidated entities managed by Nephila were $17.1 million and $57.0 million, respectively.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Program services and other fronting:
Gross and ceded written premiums attributable to Nephila programs	$501,838	$398,872	$1,036,126	$889,644
Underwriting:
Premiums ceded to Nephila Reinsurers	$10,058	$15,037	$39,905	$44,656

As of September 30, 2023 and December 31, 2022, reinsurance recoverables on the consolidated balance sheets included $874.1 million and $1.4 billion, respectively, due from Nephila Reinsurers. Under its programs with Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Gross written premiums attributable to Hagerty	$227,693	$197,041	$628,889	$540,447
Premiums ceded to Hagerty Re	$174,455	$130,430	$480,924	$357,729

As of September 30, 2023 and December 31, 2022, reinsurance recoverables on the consolidated balance sheets included $200.0 million and $159.7 million, respectively, due from Hagerty Re.

13. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Quarter Ended September 30,		Nine Months Ended September 30,
(shares in ones)	2023	2022	2023	2022
Issued and outstanding common shares, beginning of period	13,284,998	13,537,895	13,422,692	13,631,740
Issuance of common shares	3,007	694	5,475	2,886
Repurchase of common shares	(56,483)	(67,696)	(196,645)	(163,733)
Issued and outstanding common shares, end of period	13,231,522	13,470,893	13,231,522	13,470,893

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at September 30, 2023 and December 31, 2022. The Company declared and paid dividends on preferred shares of $18.0 million, or $30 per share, in both the second quarter of 2023 and 2022.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss) to common shareholders	$42,591	$59,594	$1,208,754	$(925,943)
Adjustment of redeemable noncontrolling interests	(628)	(17,730)	7,087	(62,168)
Adjusted net income (loss) to common shareholders	$41,963	$41,864	$1,215,841	$(988,111)

Basic common shares outstanding	13,315	13,564	13,382	13,609
Dilutive potential common shares from restricted stock units and restricted stock (1)	30	31	24	—
Diluted common shares outstanding	13,345	13,595	13,406	13,609
Basic net income (loss) per common share	$3.15	$3.09	$90.86	$(72.61)
Diluted net income (loss) per common share (1)	$3.14	$3.08	$90.69	$(72.61)
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

Our three interdependent engines form a system that provides diverse income streams, access to a wide range of investment opportunities and the ability to efficiently move capital to the best ideas across the Company. We allocate capital across the Company using a four-step process that we have consistently followed for years: invest in our existing businesses for organic growth opportunities, acquire controlling interests in businesses, build our portfolio of equity securities, and repurchase shares of our common stock. Our system is uniquely equipped for long-term growth. To mitigate effects of short-term volatility and align with the long-term perspective that we apply to operating our businesses, we generally use five-year time periods to measure our performance. We measure financial success by our ability to grow the market price per common share of our stock, or total shareholder return, at high rates of return over a long period of time. Over the five-year period ended September 30, 2023, our common share price increased at a compound annual rate of 4%. While this measure, considered independently of other factors, falls below our internal targets, we believe the operating performance at all three of our engines positions us well to achieve our targets over the long-term. We also consider the performance of book value per common share over the long-term, although we believe that as our business has evolved, this measure has become less reflective of shareholder value because a significant portion of our operations is not recorded at fair value. Over the five-year period ended September 30, 2023, the compound annual growth in book value per common share was 8%.

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

Our insurance-linked securities operations also include our run-off Markel CATCo operations, the results of which are reported separately from our ongoing insurance-linked securities operations. Our Markel CATCo operations are conducted through Markel CATCo Investment Management Ltd. (MCIM), an ILS investment fund manager headquartered in Bermuda. MCIM serves as the insurance manager for Markel CATCo Re Ltd. (Markel CATCo Re), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). In July 2019, these operations were placed into run-off. In March 2022, we completed a buy-out transaction that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Following the completion of the buy-out transaction, we consolidate Markel CATCo Re as its primary beneficiary. Results attributable to the run-off of Markel CATCo Re are included with our other Markel CATCo operations within services and other expenses, and for the nine months ended September 30, 2023 and 2022, these results were entirely attributable to noncontrolling interest holders in Markel CATCo Re. In connection with the buy-out transaction, we entered into a tail risk cover with Markel CATCo Re through which we have uncollateralized exposure to adverse development on loss reserves held by Markel CATCo Re for loss exposures in excess of limits that we believe are unlikely to be exceeded. See note 11 of the notes to consolidated financial statements for further details regarding our Markel CATCo operations and the consolidation of Markel CATCo Re.

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

Results of Operations

The following table presents the components of operating revenues.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Insurance segment	$1,848,267	$1,695,029	$5,322,377	$4,742,178
Reinsurance segment	274,161	260,535	799,683	808,656
Insurance-linked securities, program services and other insurance	85,924	68,587	205,105	306,727
Insurance operations	2,208,352	2,024,151	6,327,165	5,857,561
Net investment income	191,015	112,297	518,536	301,289
Net investment gains (losses)	(265,917)	(281,483)	591,173	(2,194,525)
Other	(5,033)	(4,883)	(13,791)	(27,590)
Investing segment	(79,935)	(174,069)	1,095,918	(1,920,826)
Markel Ventures segment	1,246,769	1,216,063	3,738,028	3,527,853
Total operating revenues	$3,375,186	$3,066,145	$11,161,111	$7,464,588

The following table presents the components of comprehensive income (loss) to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Insurance segment profit	$25,092	$85,537	$256,247	$439,445
Reinsurance segment profit (loss)	(5,812)	43,255	33,606	60,377
Insurance-linked securities, program services and other insurance	50,590	76,597	154,718	128,549
Amortization of intangible assets (1)	(24,427)	(24,851)	(73,839)	(74,913)
Insurance operations	45,443	180,538	370,732	553,458
Investing segment profit (loss)	(79,935)	(174,069)	1,095,918	(1,920,826)
Markel Ventures segment profit (2)	107,302	60,459	330,120	217,242
Interest expense	(44,553)	(47,348)	(141,212)	(147,090)
Net foreign exchange gains (losses)	39,246	113,635	(8,658)	241,706
Income tax (expense) benefit	(14,235)	(16,460)	(339,903)	240,629
Net income attributable to noncontrolling interests	(10,677)	(57,161)	(80,243)	(93,062)
Net income (loss) to shareholders	42,591	59,594	1,226,754	(907,943)
Preferred stock dividends	—	—	(18,000)	(18,000)
Net income (loss) to common shareholders	42,591	59,594	1,208,754	(925,943)
Other comprehensive loss to shareholders	(150,091)	(407,553)	(123,340)	(1,169,618)
Comprehensive income (loss) to shareholders	$(107,500)	$(347,959)	$1,103,414	$(2,077,561)
(1)    Amortization of intangible assets includes all amortization attributable to our insurance operations. Amortization of intangible assets attributable to our underwriting segments was $9.1 million and $28.0 million for the quarter and nine months ended September 30, 2023, respectively, and $9.6 million and $29.0 million for the quarter and nine months ended September 30, 2022, respectively; however, we do not allocate amortization of intangible assets between the Insurance and Reinsurance segments. Amortization of intangible assets attributable to our insurance-linked securities, program services and other insurance operations was $15.3 million and $45.9 million for the quarter and nine months ended September 30, 2023, respectively, and $15.3 million and $45.9 million for the quarter and nine months ended September 30, 2022, respectively.
(2)    Segment profit for the Markel Ventures segment includes amortization of intangible assets attributable to Markel Ventures.

The decrease in comprehensive loss to shareholders for the third quarter of 2023 compared to the third quarter of 2022 was primarily due to pre-tax net unrealized losses on our fixed maturity securities of $208.6 million in 2023 compared to $530.2 million in 2022, as well as lower underwriting income in 2023 compared to 2022.

The change in comprehensive income (loss) to shareholders for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to pre-tax net investment gains on our equity securities of $629.3 million in 2023 compared to pre-tax net investment losses on our equity securities of $2.2 billion in 2022, as well as pre-tax net unrealized losses on our fixed maturity securities of $167.4 million in 2023 compared to $1.6 billion in 2022.

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

The following table presents the components of our Insurance engine gross premium volume and operating revenues.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Gross premium volume:
Underwriting	$2,506,058	$2,483,472	1%	$7,898,892	$7,531,972	5%
Program services and other fronting (1)	1,172,748	991,299	18%	3,004,111	2,621,135	15%
Insurance operations	$3,678,806	$3,474,771	6%	$10,903,003	$10,153,107	7%

Operating revenues:
Insurance segment	$1,848,267	$1,695,029	9%	$5,322,377	$4,742,178	12%
Reinsurance segment	274,161	260,535	5%	799,683	808,656	(1)%
Insurance-linked securities, program services and other insurance	85,924	68,587	25%	205,105	306,727	(33)%
Insurance operations	$2,208,352	$2,024,151	9%	$6,327,165	$5,857,561	8%
(1)    Substantially all gross premiums from our program services business and other fronting arrangements were ceded to third parties for the quarter and nine months ended September 30, 2023 and 2022.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Gross premium volume	$2,505,840	$2,483,052	1%	$7,897,902	$7,528,922	5%
Net written premiums	$2,027,805	$2,009,167	1%	$6,453,276	$6,273,696	3%
Earned premiums	$2,121,745	$1,956,830	8%	$6,120,592	$5,549,704	10%
Underwriting profit	$19,291	$128,245	(85)%	$283,656	$490,103	(42)%

Underwriting Ratios (1)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	67.6%	64.7%	2.9	64.3%	61.6%	2.7
Prior accident years loss ratio	(1.4)%	(4.2)%	2.8	(2.8)%	(3.7)%	0.9
Loss ratio	66.2%	60.6%	5.6	61.5%	58.0%	3.5
Expense ratio	32.9%	32.9%	—	33.8%	33.2%	0.6
Combined ratio	99.1%	93.4%	5.7	95.4%	91.2%	4.2

Current accident year loss ratio catastrophe impact (2)	2.2%	3.6%	(1.4)	0.8%	1.3%	(0.5)
Current accident year loss ratio Russia-Ukraine conflict impact (2)	—%	—%	—	—%	0.6%	(0.6)

Current accident year loss ratio, excluding catastrophes and Russia-Ukraine conflict impact	65.5%	61.2%	4.3	63.5%	59.7%	3.8
Combined ratio, excluding current year catastrophes and Russia-Ukraine conflict impact	96.9%	89.9%	7.0	94.6%	89.3%	5.3
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes and the Russia-Ukraine conflict is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our underwriting operations for the quarter and nine months ended September 30, 2023 was driven by growth within our Insurance segment, partially offset by lower gross premium volume within our Reinsurance segment. Net retention of gross premium volume in our underwriting operations was 81% for both the quarter ended September 30, 2023 and 2022. Net retention of gross premium volume in our underwriting operations was 82% for the nine months ended September 30, 2023 compared to 83% for the same period of 2022. The decrease in net retention for the nine months ended September 30, 2023 was driven by lower retention within our Insurance segment. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs. The increase in earned premiums in our underwriting operations for the quarter and nine months ended September 30, 2023 was primarily attributable to higher gross premium volume in recent periods.

Throughout 2023, we have achieved modest rate increases across the landscape of our diversified product portfolio. Rate trends by product class are more divergent in the current pricing environment in contrast to the past few years, where we experienced rate increases across most of our product lines. These more nuanced rate trends, coupled with increases in loss cost trends due to heightened economic and social inflation, have forced us to examine each of our product classes more closely and target premium growth in product lines where we are most confident in the levels of rate adequacy.

We are achieving significant rate increases on our property coverages and select marine and energy product lines, due to recent industry loss experience and the increasing cost of obtaining reinsurance protection, leading us to pursue opportunistic growth within these product lines. Additionally, within our general liability product lines, we continue to achieve modest rate increases across most product classes and have seen the level of rate increases improve over the course of the year. We have maintained modest growth in these product lines, while carefully selecting risks, managing limits and adjusting attachment points in response to heightened loss cost trends, including the impact of social inflation, within general liability lines.

Within our insurance and reinsurance professional liability product lines, overall, we have seen modest rate decreases driven by notable rate decreases within our public directors and officers product, consistent with broader trends across the industry, and, to a lesser extent, within our errors and omissions coverages. Within these products, we are contracting our new premium writings when we believe rates are inadequate and are also allowing business to lapse. In other professional liability product lines, particularly within our international portfolio, we are generally seeing consistency in rates and are continuing to pursue growth opportunities where we find the business to be adequately priced. We also are seeing moderate rate decreases globally within our cyber product line in response to several years of significant rate increases and strong industry underwriting performance. Despite these current trends, we view cyber as a long-term growth opportunity. Finally, we continue to realize low single digit rate decreases within our workers' compensation product line and are reacting accordingly on a state-by-state basis to maintain profitability.

Combined Ratio

Underwriting results for the quarter and nine months ended September 30, 2023 included $46.2 million of net losses and loss adjustment expenses attributed to the Hawaiian wildfires and Hurricane Idalia (2023 Catastrophes). Underwriting results for the quarter and nine months ended September 30, 2022 included $70.0 million of net losses and loss adjustment expenses attributed to Hurricane Ian. Underwriting results for the nine months ended September 30, 2022 also included $35.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Excluding these losses attributed to natural catastrophes, the increase in our consolidated combined ratio for the quarter ended September 30, 2023 compared to the same period of 2022 was primarily driven by a higher attritional loss ratio within our Insurance segment and the impact of adverse development on prior accident years loss reserves in 2023 compared to favorable development in 2022 within our Reinsurance segment. For the nine months ended September 30, 2023, the increase in our consolidated combined ratio, excluding these losses attributed to natural catastrophes and the Russia-Ukraine conflict, compared to the same period of 2022 was primarily driven by a higher attritional loss ratio across both our underwriting segments.

The net losses and loss adjustment expenses attributed to the 2023 Catastrophes as of September 30, 2023 represent our best estimate based upon information currently available. Our estimate for these losses is based on preliminary industry loss estimates and output from industry, broker and proprietary models, as well as policy level reviews. This estimate is based on various assumptions about coverage and liability and is therefore subject to change. While we believe our net reserves for the 2023 Catastrophes as of September 30, 2023 are adequate, we continue to closely monitor reported claims and may adjust our estimate of net losses as new information becomes available.

Insurance Segment

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Gross premium volume	$2,372,941	$2,299,325	3%	$6,926,282	$6,479,789	7%
Net written premiums	$1,915,212	$1,849,983	4%	$5,563,881	$5,289,165	5%
Earned premiums	$1,848,267	$1,695,029	9%	$5,322,377	$4,742,178	12%
Underwriting profit	$25,092	$85,537	(71)%	$256,247	$439,445	(42)%

Underwriting Ratios (1)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	68.1%	64.9%	3.2	64.2%	61.3%	2.9
Prior accident years loss ratio	(3.0)%	(3.2)%	0.2	(3.4)%	(4.1)%	0.7
Loss ratio	65.1%	61.8%	3.3	60.8%	57.1%	3.7
Expense ratio	33.5%	33.2%	0.3	34.4%	33.6%	0.8
Combined ratio	98.6%	95.0%	3.6	95.2%	90.7%	4.5

Current accident year loss ratio catastrophe impact (2)	2.4%	4.1%	(1.7)	0.8%	1.5%	(0.7)
Current accident year loss ratio Russia-Ukraine conflict impact (2)	—%	—%	—	—%	0.4%	(0.4)

Current accident year loss ratio, excluding catastrophes and Russia-Ukraine conflict impact	65.7%	60.8%	4.9	63.3%	59.4%	3.9
Combined ratio, excluding current year catastrophes and Russia-Ukraine conflict impact	96.2%	90.8%	5.4	94.4%	88.8%	5.6
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes and the Russia-Ukraine conflict is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Insurance segment for the quarter and nine months ended September 30, 2023 was driven by more favorable rates and new business growth within our personal lines, property and general liability product lines, partially offset by lower premium volume within our professional liability product lines, where we are adjusting our writings in response to changes in market conditions and downward pressure on rates. We continue to focus on rate adequacy, particularly within certain classes within our casualty and professional liability product lines, and will not write business that does not meet our underwriting profit targets. Within our marine and energy product lines, higher gross premium volume for the nine months ended September 30, 2023 reflects new business and more favorable rates. For the quarter ended September 30, 2023, new business and more favorable rates within our marine and energy product lines were more than offset by the impact of a program that was discontinued and additional premiums received in 2022 related to policies impacted by the Russia-Ukraine conflict.

Net retention of gross premium volume was 81% for the quarter ended September 30, 2023 compared to 80% for the same period of 2022. Net retention of gross premium volume was 80% for the nine months ended September 30, 2023 compared to 82% for the same period of 2022. The decrease in net retention for the nine months ended September 30, 2023 was driven by higher cession rates on our personal lines product lines in 2023 compared to 2022.

The increase in earned premiums for the quarter and nine months ended September 30, 2023 was primarily due to higher gross premium volume across most product lines in recent periods.

Combined Ratio

The Insurance segment's combined ratio for both the quarter and nine months ended September 30, 2023 was unfavorably impacted by the factors discussed below.

The Insurance segment's combined ratio for the quarter and nine month ended September 30, 2023 included $44.3 million of net losses and loss adjustment expenses attributed to the 2023 Catastrophes. In 2022, the combined ratio included $70.0 million of net losses and loss adjustment expenses attributed to Hurricane Ian for the quarter-to-date and year-to-date periods, as well as $20.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict for the year-to-date period.

In the third quarter of 2023, we also recognized losses on our intellectual property collateral protection insurance product written within our professional liability product line, which had a three-point impact on the quarter-to-date combined ratio and one-point impact on the year-to-date combined ratio. These losses reflect higher than anticipated levels of claims and loss experience, as well as the recognition of $25.0 million of credit losses in connection with a $50.0 million fraudulent letter of credit that was provided by an affiliate of Vesttoo Ltd. as collateral for reinsurance purchased on one of the policies that resulted in a claim during the quarter. An affiliate of Vesttoo Ltd. is also the counterparty to a second ceded reinsurance contract on this product line with an aggregate limit of $77.8 million for which the underlying letter of credit was also deemed to be fraudulent. Although a loss has not yet been incurred under this policy, management believes the potential for a covered loss event is reasonably possible. We are actively pursuing remedies to make recoveries on the reinsurance recoverable impacted by the fraudulent letter of credit and to mitigate the potential for additional losses resulting from the second fraudulent letter of credit if a claim is made under the related contract. We do not have any other ceded reinsurance contracts with Vesttoo Ltd. or its affiliates.

With regards to development on prior accident year loss reserves, net favorable development for both the quarter and nine months ended September 30, 2023 was net of $17.5 million and $70.5 million, respectively, of adverse development on prior accident years on our general liability product lines in 2023. This adverse development was primarily attributable to an increased frequency of large claims over the past several quarters on our excess and umbrella and primary casualty contractors' liability product lines, most notably on the 2017 to 2019 accident years. Our professional liability product lines experienced net favorable prior accident year development in 2023 with favorable development on our international business being partially offset by modest adverse development on business with U.S.-based risks, which was impacted by similar factors as our general liability product lines. The impact of economic and social inflation, including the rising cost to adjust and settle claims and the impact of more pervasive litigation financing trends, has resulted in higher than anticipated losses in older accident years for these long-tail general liability and professional liability product lines over the past several quarters. Further, we believe that the ultimate claim reporting tail on this business will be longer than we initially anticipated. Based on these loss development trends on older accident years, we are approaching reductions of prior years loss reserves on our long-tail lines of business with caution, including on more recent accident years where we have had more favorable experience but loss trends have had less time to develop.

Based on the adverse prior accident year loss development trends on these long-tail lines of business and the uncertainty around future loss cost trends, beginning towards the end of 2022, we also have been increasing our current accident year attritional loss ratios on certain product classes within our general liability and professional liability product lines. Consistent with our loss reserving philosophy and to increase the likelihood that the reserves established for our in-force portfolio will ultimately prove to be adequate, we are taking a more cautious approach in our reserving by increasing the level of confidence embedded in our loss selections, resulting in higher attritional loss ratios on this business.

Quarter-to-Date Variance

Excluding losses attributed to natural catastrophes, the increase in the current accident year loss ratio for the quarter ended September 30, 2023 compared to the same period of 2022 was primarily attributable to higher attritional loss ratios within our general liability and professional liability product lines in 2023 compared to 2022, as well as losses recognized on our intellectual property collateral protection insurance product line, as previously discussed.

The Insurance segment's combined ratio for the quarter ended September 30, 2023 included $55.4 million of favorable development on prior accident years loss reserves, which was primarily attributable to favorable development across several product lines in the more recent accident years, partially offset by adverse development on our general liability product lines. For the quarter ended September 30, 2022, the combined ratio included $53.8 million of favorable development on prior accident years loss reserves, which was attributable to favorable development on our workers' compensation, programs and credit and surety product lines.

Year-to-Date Variance

Excluding losses attributed to natural catastrophes and the Russia-Ukraine conflict, the increase in the current accident year loss ratio for the nine months ended September 30, 2023 compared to the same period of 2022 was primarily attributable to higher attritional loss ratios within our general liability and professional liability product lines in 2023 compared to 2022, as well as losses recognized on our intellectual property collateral protection insurance product line, as previously discussed. We also increased our attritional loss ratios within our professional liability product lines in the first quarter of 2023 related to exposures arising from bank failures.

The Insurance segment's combined ratio for the nine months ended September 30, 2023 included $179.6 million of favorable development on prior accident years loss reserves compared to $196.1 million for the same period of 2022. The decrease in favorable development was primarily due to adverse development on our general liability product lines in 2023 compared to favorable development in 2022, partially offset by favorable development on our professional liability product lines in 2023 compared to modest adverse development in 2022. For the nine months ended September 30, 2023, favorable development was most significant on our international professional liability, property, marine and energy, workers' compensation and personal lines product lines in more recent accident years. The favorable development on prior years loss reserves in 2022 was most significant on our workers' compensation, property, marine and energy and programs product lines.

The modest increase in the Insurance segment's expense ratio for the nine months ended September 30, 2023 compared to the same period of 2022 was primarily due to higher general and administrative expenses, which was partially offset by the favorable impact of higher earned premiums.

Reinsurance Segment

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Gross premium volume	$126,037	$179,455	(30)%	$959,198	$1,044,827	(8)%
Net written premiums	$113,430	$154,029	(26)%	$891,017	$983,087	(9)%
Earned premiums	$274,161	$260,535	5%	$799,683	$808,656	(1)%
Underwriting profit	$(5,812)	$43,255	NM (1)	$33,606	$60,377	(44)%

Underwriting Ratios (2)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	64.2%	63.9%	0.3	64.9%	63.7%	1.2
Prior accident years loss ratio	8.5%	(11.3)%	19.8	0.8%	(1.7)%	2.5
Loss ratio	72.7%	52.6%	20.1	65.7%	62.0%	3.7
Expense ratio	29.4%	30.8%	(1.4)	30.1%	30.6%	(0.5)
Combined ratio	102.1%	83.4%	18.7	95.8%	92.5%	3.3

Current accident year loss ratio catastrophe impact (3)	0.7%	—%	0.7	0.2%	—%	0.2
Current accident year loss ratio Russia-Ukraine conflict impact (3)	—%	—%	—	—%	1.9%	(1.9)

Current accident year loss ratio, excluding catastrophes and Russia-Ukraine conflict impact	63.5%	63.9%	(0.4)	64.7%	61.8%	2.9
Combined ratio, excluding current year catastrophes and Russia-Ukraine conflict impact	101.4%	83.4%	18.0	95.6%	90.7%	4.9
(1)    NM - Ratio is not meaningful.
(2)    Amounts may not reconcile due to rounding.
(3)    The point impact of catastrophes and the Russia-Ukraine conflict is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The decrease in gross premium volume in our Reinsurance segment for the quarter ended September 30, 2023 was primarily attributable to lower gross premiums within our professional liability product lines and the unfavorable timing impact of renewals on multi-year deals within our general liability and marine and energy product lines, partially offset by additional assumed reinstatement premiums recognized in 2023 due to prior accident year development within our property product lines. Lower gross premiums within our professional liability product lines were primarily attributable to unfavorable premium adjustments in 2023 compared to favorable premium adjustments in 2022 on our transaction liability product and decreases on renewals, due to decreased exposures and participation.

The decrease in gross premium volume in our Reinsurance segment for the nine months ended September 30, 2023 was primarily attributable to lower gross premiums within our professional liability product lines, as previously discussed, partially offset by higher gross premiums within our marine and energy product lines. Higher gross premiums within our marine and energy product lines were primarily attributable to increases on renewals, due to increased exposures and more favorable rates, as well as new business.

Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Net retention of gross premium volume for the quarter ended September 30, 2023 was 90% compared to 86% for the same period of 2022. The increase in net retention for the quarter ended September 30, 2023 was driven by the impact of multi-year deals written in the third quarter of 2022 within our marine and energy product lines which carry a significantly higher cession rate than the rest of the segment. Net retention of gross premium volume for the nine months ended September 30, 2023 was 93% compared to 94% for the same period of 2022. The decrease in net retention for the nine months ended September 30, 2023 was driven by changes in mix of business, as we are writing more marine and energy business, which generally carries a higher cession rate than the rest of the segment, and less of our fully retained professional liability business.

The increase in earned premiums for the quarter ended September 30, 2023 was primarily attributable to higher earnings on multi-year deals within our professional liability product lines, which have experienced growth in recent periods, and additional assumed reinstatement premiums recognized in 2023 due to prior accident year development within our property product lines, as previously discussed. The decrease in earned premiums for the nine months ended September 30, 2023 was primarily due to less favorable premium adjustments in 2023 compared to 2022, primarily attributable to our professional liability product lines, and the non-renewal of a large treaty within our workers' compensation product line. These decreases were largely offset by higher earnings on multi-year deals within our professional liability product lines, as previously discussed.

Combined Ratio: Quarter-to-Date

The Reinsurance segment's current accident year losses and loss adjustment expenses for the quarter ended September 30, 2023 included $1.9 million of net losses and loss adjustment expenses attributed to the Hawaiian wildfires. Excluding these losses attributed to natural catastrophes, the decrease in the Reinsurance segment's current accident year loss ratio for the quarter ended September 30, 2023 compared to the same period of 2022 was primarily attributable to the favorable impact of additional assumed reinstatement premiums recognized in 2023 due to prior accident year development within our property product lines and changes in mix of business during the period. These favorable impacts on the current accident year loss ratio were partially off set by less favorable premium adjustments on prior accident years in 2023 compared to 2022, primarily on our professional liability product lines.

The Reinsurance segment's combined ratio for the quarter ended September 30, 2023 included $23.3 million of adverse development on prior accident years loss reserves, which was driven by $30.0 million, or 11 points, of adverse development in the third quarter of 2023 on a segment of business within our public entity product line that we discontinued writing in 2020. This adverse development was due to an increased frequency of large claims over the past several quarters and was most significant in the 2014 to 2020 accident years. Adverse development in the third quarter of 2023 was also due in part to adverse development on our general liability product lines, as further discussed on a year-to-date basis below, and was net of modest favorable development across several other product lines, including our property product lines. Favorable development on our property product lines was net of adverse development on reserves related to the COVID-19 pandemic within our discontinued retrocessional reinsurance product line, which resulted in additional assumed reinstatement premiums.

For the quarter ended September 30, 2022, the combined ratio included $29.5 million of favorable development on prior accident years loss reserves, which was attributable to favorable development across several product lines, including favorable development on catastrophe reserves within our property product lines. Favorable development in 2022 was partially offset by the impact of additional exposures recognized on prior accident years related to net favorable premium adjustments on our professional liability, general liability and credit and surety product lines.

The decrease in the Reinsurance segment's expense ratio for the quarter ended September 30, 2023 compared to the same period of 2022 was primarily due to the favorable impact of assumed reinstatement premiums in 2023 on earned premiums.

Combined Ratio: Year-to-Date

The Reinsurance segment's current accident year losses and loss adjustment expenses for the nine months ended September 30, 2023 included $1.9 million of net losses and loss adjustment expenses attributed to the Hawaiian wildfires. Current accident year losses and loss adjustment expenses for the nine months ended September 30, 2022 included $15.0 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. Excluding these losses, the increase in the current accident year loss ratio for the nine months ended September 30, 2023 compared to the same period of 2022 was primarily due to less favorable premium adjustments on prior accident years in 2023 compared to 2022, primarily on our professional liability and credit and surety product lines, partially offset by the favorable impact of additional assumed reinstatement premiums recognized in 2023 due to prior accident year development within our property product lines.

The Reinsurance segment's combined ratio for the nine months ended September 30, 2023 included a $6.6 million increase in prior accident years loss reserves, which was primarily attributable to adverse development on our public entity product line, as previously discussed, and general liability product lines, as well as additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability product lines. Adverse development on our general liability product lines was primarily attributable to large reported loss claims and generally adverse loss development trends across multiple accident years. These increases in prior accident year reserves in 2023 were partially offset by favorable development on our professional liability product lines in more recent accident years and on our property product lines, primarily on the 2017 to 2019 accident years.

For the nine months ended September 30, 2022, the combined ratio included a $13.8 million of favorable development on prior accident years loss reserves, which was primarily attributable to favorable development on our credit and surety and property product lines. Favorable development on prior years loss reserves in 2022 was partially offset by additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability, professional liability and credit and surety product lines.

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

	Quarter Ended September 30,
	2023			2022
(dollars in thousands)	Operating revenues	Operating expenses	Net	Operating revenues	Operating expenses	Net
Services and other:
Program services and other fronting	$39,749	$7,939	$31,810	$40,820	$7,256	$33,564
Insurance-linked securities	43,567	25,598	17,969	25,879	32,899	(7,020)
Life and annuity	—	1,863	(1,863)	118	1,182	(1,064)
Markel CATCo Re	—	(2,231)	2,231	—	(53,363)	53,363
Other	3,291	2,859	432	504	2,203	(1,699)
	86,607	36,028	50,579	67,321	(9,823)	77,144
Underwriting	(683)	(694)	11	1,266	1,813	(547)
	85,924	35,334	50,590	68,587	(8,010)	76,597
Amortization of intangible assets		15,303	(15,303)		15,272	(15,272)
	$85,924	$50,637	$35,287	$68,587	$7,262	$61,325

	Nine Months Ended September 30,
	2023			2022
(dollars in thousands)	Operating revenues	Operating expenses	Net	Operating revenues	Operating expenses	Net
Services and other:
Program services and other fronting	$106,619	$22,310	$84,309	$104,653	$21,370	$83,283
Program services - disposition gain	16,923	—	16,923	—	—	—
Insurance-linked securities	74,148	59,040	15,108	86,089	105,494	(19,405)
Insurance-linked securities - disposition gain	—	—	—	107,293	—	107,293
Life and annuity	48	8,809	(8,761)	724	7,405	(6,681)
Markel CATCo buy-out	—	—	—	—	101,904	(101,904)
Markel CATCo Re	—	(55,696)	55,696	—	(81,562)	81,562
Other	8,835	11,195	(2,360)	9,098	14,978	(5,880)
	206,573	45,658	160,915	307,857	169,589	138,268
Underwriting	(1,468)	4,729	(6,197)	(1,130)	8,589	(9,719)
	205,105	50,387	154,718	306,727	178,178	128,549
Amortization of intangible assets		45,878	(45,878)		45,939	(45,939)
	$205,105	$96,265	$108,840	$306,727	$224,117	$82,610

Program Services and Other Fronting

Operating revenues in our program services and other fronting operations for both the quarter and the nine months ended September 30, 2023 were consistent with the respective periods of 2022.

The following table summarizes gross premium volume in our program services and other fronting operations.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Program services	$684,296	$711,714	(4)%	$2,187,015	$2,127,077	3%
Other fronting	$488,453	$279,585	75%	$817,097	$494,058	65%

For the quarter ended September 30, 2023, the decrease in gross premium volume within our program services operations was driven by certain program terminations, partially offset by expansion of existing programs and growth from new programs. For the nine months ended September 30, 2023, the increase in gross premium volume within our program services operations was attributable to expansion of existing programs and growth from new programs. The increase in gross premium volume in our other fronting operations for the quarter and nine months ended September 30, 2023 was driven by expansion of our property catastrophe programs with Nephila Reinsurers and achieving more favorable rates on this business, as well as growth from a new specialty program with Nephila Reinsurers.

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

Insurance-Linked Securities

For the quarter ended September 30, 2023, the increase in operating revenues in our Nephila ILS operations was primarily due to $29.5 million of management fees recognized in the third quarter of 2023 upon the release of capital from side pocket reserves. For the nine months ended September 30, 2023, the decrease in operating revenues and expenses was primarily due to the disposition of our Velocity managing general agent operations in February 2022 and Volante managing general agent operations in October 2022. The sale of the majority of our controlling interest in our Velocity managing general agent operations resulted in a gain of $107.3 million during the first quarter of 2022. Our Nephila ILS operations in 2023 are solely comprised of our fund management operations. As of September 30, 2023, Nephila's net assets under management were $6.8 billion.

Markel CATCo

In March 2022, we completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds and resulted in the consolidation of Markel CATCo Re upon completion of the transaction. In order to complete the transaction, we made $101.9 million in payments, net of insurance proceeds, to or for the benefit of investors that were recognized as an expense during the first quarter of 2022. For the quarter and nine months ended September 30, 2023 and 2022, results attributable to Markel CATCo Re were primarily related to favorable loss reserve development on the run-off of reinsurance contracts, all of which were attributable to noncontrolling interest holders in Markel CATCo Re. See note 11 of the notes to consolidated financial statements for further details regarding our Markel CATCo operations, the buy-out transaction and the consolidation of Markel CATCo Re.

Investing Results

We measure our investment performance by analyzing net investment income earned on our investment portfolio, which reflects the recurring interest and dividend earnings on our investment portfolio. We also analyze net investment gains, which include unrealized gains and losses on our equity portfolio, and the change in net unrealized gains on available-for-sale investments. Based on the potential for volatility in the financial markets, we understand that the level of gains or losses may vary from one period to the next, and therefore believe that our investment performance is best analyzed over longer periods of time. Other income or losses within our investing operations primarily relate to equity method investments in our investing segment, which are managed separately from the rest of our investment portfolio.

The following table summarizes our consolidated investment performance, which consists predominantly of our Investing segment.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net investment income	$192,207	$112,614	$521,235	$301,713
Yield on fixed maturity securities (1)	2.9%	2.3%	2.7%	2.3%
Yield on short-term investments (1)	5.0%	1.8%	4.4%	0.9%
Yield on cash and cash equivalents and restricted cash and cash equivalents (1)	3.0%	0.6%	2.6%	0.3%

Net realized investment gains (losses)	$(36,093)	$2,032	$(38,159)	$6,001
Change in fair value of equity securities	(229,824)	(283,515)	629,332	(2,200,526)
Net investment gains (losses)	$(265,917)	$(281,483)	$591,173	$(2,194,525)

Return on equity securities (2)	(2.2)%	(3.5)%	9.3%	(23.4)%

Other	$(5,033)	$(4,883)	$(13,791)	$(27,590)
Change in net unrealized gains (losses) on available-for-sale investments	$(208,405)	$(538,347)	$(170,606)	$(1,656,623)
(1)    Yields reflect the applicable annualized interest income as a percentage of the applicable monthly average invested assets at amortized cost.
(2)    Return on equity securities is calculated by dividing dividends and the change in fair value of equity securities by the monthly average equity securities at fair value and considers the timing of net purchases and sales.

For the quarter and nine months ended September 30, 2023, net investment income increased 71% and 73%, respectively, primarily attributable to higher interest income on short-term investments and cash equivalents due to higher short-term interest rates in 2023 compared to 2022. During 2023, we have been increasing our allocation of cash to money market funds in response to increases in short-term interest rates. Additionally, interest income on our fixed maturity securities increased due to a higher yield and higher average holdings of fixed maturity securities during the quarter and nine months ended September 30, 2023 compared to the same periods of 2022. During 2023, we have continued to increase our allocation of cash and short-term investments to fixed maturity securities in response to increasing interest rates and to support our growing underwriting business. See note 3(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Net investment losses for the quarter ended September 30, 2023 were primarily attributable to a decrease in the fair value of our equity portfolio driven by unfavorable market value movements. Net investment gains for the nine months ended September 30, 2023 were primarily attributable to an increase in the fair value of our equity portfolio driven by favorable market value movements. Net investment losses for both the quarter and the nine months ended September 30, 2022 were primarily attributable to a decrease in the fair value of our equity portfolio driven by unfavorable market value movements. As of September 30, 2023, the fair value of our equity portfolio included cumulative unrealized gains of $5.2 billion.

The change in net unrealized gains (losses) on available-for-sale investments for both the quarter and nine months ended September 30, 2023 and 2022 was primarily attributable to decreases in the fair value of our fixed maturity investment portfolio as a result of increases in interest rates during 2023 and 2022. As of September 30, 2023, 99% of our fixed maturity portfolio was rated "AA" or better.

Markel Ventures Results

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Operating revenues	$1,246,769	$1,216,063	3%	$3,738,028	$3,527,853	6%
Operating income	$107,302	$60,459	77%	$330,120	$217,242	52%
EBITDA	$157,277	$102,764	53%	$474,287	$352,623	35%
Net income to shareholders	$65,396	$36,358	80%	$198,623	$130,341	52%

The increases in operating revenues for the quarter and nine months ended September 30, 2023 compared to the same periods of 2022 were driven by higher revenues at our construction services businesses and transportation-related businesses, due to a combination of increased demand, higher prices, and growth, as well as increased production at one of our equipment manufacturing businesses. For the nine months ended September 30, 2023, the increase in operating revenues also reflected a full nine-month contribution from Metromont in 2023, compared to a partial contribution in 2022 following its acquisition. For both the quarter and nine months ended September 30, 2023, these increases were partially offset by the impact of decreased demand at certain of our consumer and building products businesses, our consulting services businesses and one of our construction services businesses.

The increases in operating income, EBITDA and net income to shareholders for the quarter and nine months ended September 30, 2023 compared to the same periods of 2022 were driven by our products businesses, particularly our consumer and building products businesses, which had higher margins in 2023 compared to 2022. In 2022, the operating margins at many of these businesses were impacted by increased costs of materials, freight and labor, which reflected the impact of broader economic conditions. As conditions stabilized in 2023, particularly in regards to materials and freight costs, our operating margins improved. The increases in operating income, EBITDA and net income to shareholders for the quarter and nine months ended September 30, 2023 at many of our businesses were partially offset by the impact of lower revenues and operating margins at one of our construction services businesses due to decreased demand.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Markel Ventures operating income	$107,302	$60,459	$330,120	$217,242
Depreciation expense	26,857	23,738	81,639	75,304
Amortization of intangible assets	23,118	18,567	62,528	60,077
Markel Ventures EBITDA	$157,277	$102,764	$474,287	$352,623

Interest Expense, Net Foreign Exchange Gains (Losses) and Income Taxes

Interest Expense

Interest expense was $44.6 million and $141.2 million for the quarter and nine months ended September 30, 2023, respectively, compared to $47.3 million and $147.1 million for the same periods of 2022. The decrease in interest expense for the quarter and nine months ended September 30, 2023 was attributable to the impact of the retirement of our 3.625% unsecured senior notes in March 2023. For the nine months ended September 30, 2023, the decrease in interest expense was also attributable to the impact of the retirement of our 4.9% unsecured senior notes in July 2022. See note 10 of the notes to consolidated financial statements for further details regarding the retirement of our senior long-term debt.

Net Foreign Exchange Gains (Losses)

Net foreign exchange gains (losses) included in net income were gains of $39.2 million and losses of $8.7 million for the quarter and nine months ended September 30, 2023, respectively, compared to net foreign exchange gains of $113.6 million and $241.7 million for the same periods of 2022. Net foreign exchange gains (losses) are primarily due to the remeasurement of our foreign currency denominated insurance reserves to the U.S. Dollar. The U.S. Dollar remained relatively stable against the Euro and British Pound, the predominant foreign currencies within our insurance operations, during 2023, while it strengthened against the Euro and British Pound during the quarter and nine months ended September 30, 2022. Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized gains (losses) on available-for-sale investments in other comprehensive income (losses), were losses of $27.3 million and gains of $7.9 million for the quarter and nine months ended September 30, 2023, respectively, compared to losses of $91.1 million and $199.3 million for the same periods of 2022.

Income Taxes

The effective tax rate was 21% and 23% for the nine months ended September 30, 2023 and 2022, respectively. We use the estimated annual effective tax rate method for calculating our tax provision in interim periods. This method applies our best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The estimated annual effective tax rate was 22% and 21% for the nine months ended September 30, 2023 and 2022, respectively.

Comprehensive Income (Loss) to Shareholders and Book Value per Common Share

The following table summarizes the components of comprehensive income (loss) to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income (loss) to shareholders	$42,591	$59,594	$1,226,754	$(907,943)
Other comprehensive loss:
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(164,461)	(424,338)	(134,847)	(1,306,232)
Change in discount rate for life and annuity benefits, net of taxes	14,609	25,244	8,781	149,135
Other, net of taxes	(167)	(8,569)	2,809	(12,587)
Other comprehensive (income) loss attributable to noncontrolling interest	(72)	110	(83)	66
Other comprehensive loss to shareholders	(150,091)	(407,553)	(123,340)	(1,169,618)
Comprehensive income (loss) to shareholders	$(107,500)	$(347,959)	$1,103,414	$(2,077,561)

Book value per common share was $1,013.25 as of September 30, 2023 compared to $935.65 at December 31, 2022.

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the protection of our policyholders, creditors and shareholders. Our consolidated debt to capital ratio was 21% at September 30, 2023 and 24% at December 31, 2022. The decrease reflects a decrease in senior long-term debt, primarily attributable to the retirement of our 3.625% unsecured senior notes due March 30, 2023, as well as an increase in shareholders' equity.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $28.8 billion and $27.4 billion at September 30, 2023 and December 31, 2022, respectively. The following table presents the composition of our invested assets.

	September 30, 2023	December 31, 2022
Fixed maturity securities	45%	43%
Equity securities	30%	28%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	25%	29%
Total	100%	100%

Our holding company had $3.3 billion and $3.7 billion of invested assets at September 30, 2023 and December 31, 2022, respectively. The decrease was driven by repurchases of common stock and the retirement of our 3.625% unsecured senior notes due March 30, 2023. The following table presents the composition of our holding company's invested assets.

	September 30, 2023	December 31, 2022
Fixed maturity securities	4%	4%
Equity securities	49%	40%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	47%	56%
Total	100%	100%

We have a share repurchase program, authorized by our Board of Directors, that provides for the repurchase of up to $750 million of common stock. As of September 30, 2023, $245.6 million remained available for repurchases under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

We may from time to time seek to prepay, retire or repurchase our outstanding senior notes or preferred shares, through open market purchases, privately negotiated transactions or otherwise. Those prepayments, retirements or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

In June 2023, we entered into an amended and restated credit agreement for our corporate revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At our discretion, up to $200 million of the total capacity may be used for letters of credit. We may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. This facility expires in June 2028. The credit agreement for this revolving credit facility amended and restated the credit agreement for our previous $300 million revolving credit facility. At September 30, 2023 and December 31, 2022, there were no borrowings outstanding under either revolving credit facility. As of September 30, 2023, we were in compliance with all covenants contained in our corporate revolving credit facility. To the extent that we are not in compliance with our covenants, access to the revolving credit facility could be restricted. While we believe this to be unlikely, the inability to access the revolving credit facility could adversely affect our liquidity.

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

Various of our Markel Ventures subsidiaries maintain revolving credit facilities or lines of credit, which provide up to $715 million of aggregate capacity for working capital and other general operational purposes. A portion of the capacity on certain of these credit facilities may be used as security for letters of credit and other obligations. At September 30, 2023 and December 31, 2022, we had $171.3 million and $238.1 million, respectively, of borrowings outstanding under these credit facilities. As of September 30, 2023, all of our subsidiaries were in compliance with all covenants contained in their respective credit facilities. To the extent our subsidiaries are not in compliance with their respective covenants, access to their credit facilities could be restricted, which could adversely affect their operations.

Cash Flows

Net cash provided by operating activities was $2.0 billion for the nine months ended September 30, 2023 compared to $1.9 billion for the same period of 2022. The increase in net cash flows from operating activities for the nine months ended September 30, 2023 was primarily due to an increase in operating cash flows from Markel Ventures, partially offset by a $125.1 million payment made to complete a retroactive reinsurance transaction to cede our portfolio of policies comprised of liabilities related to our run-off book of U.K. motor casualty business.

Net cash used by investing activities was $1.3 billion for both the nine months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023, net cash used by investing activities included net purchases of fixed maturity securities and equity securities of $1.3 billion and $268.7 million, respectively, and a net decrease in short-term investments of $487.8 million. During the nine months ended September 30, 2022, net cash used by investing activities included net purchases of fixed maturity securities, short-term investments and equity securities of $875.6 million, $625.3 million and $128.7 million, respectively. Net cash used by investing activities for the nine months ended September 30, 2022 was net of $630.0 million of net cash and restricted cash acquired as part of our consolidation of Markel CATCo Re, of which $169.4 million was subsequently distributed to Markel CATCo investors for shares that were redeemed in conjunction with the buy-out transaction. Cash flows from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $799.3 million for the nine months ended September 30, 2023 compared to $491.1 million for the same period of 2022. During the nine months ended September 30, 2023, net cash used by financing activities included $250.0 million to retire our 3.625% unsecured senior notes due March 30, 2023 and net repayments of debt at our Markel Ventures businesses, primarily on revolving lines of credit at certain of these businesses. During the nine months ended September 30, 2022, net cash used by financing activities included $350.0 million to retire our 4.90% unsecured senior notes due July 1, 2022. During the nine months ended September 30, 2022, we had net increases in borrowings at our Markel Ventures businesses, primarily on revolving lines of credit at certain of these businesses. Cash of $269.6 million and $208.1 million was used to repurchase shares of our common stock during the first nine months of 2023 and 2022, respectively.

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
•we offer insurance and reinsurance coverage against terrorist acts, such as the recent attacks in Israel, in connection with some of our programs, and in other instances we are legally required to offer terrorism insurance; in both circumstances, we actively manage our exposure, but if there is a covered terrorist attack, we could sustain material losses;
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
•changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book (which is in runoff), for example, changes in assumptions and estimates of mortality, longevity, morbidity and interest rates, could result in material changes in our estimated loss reserves for that business;
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
•the impacts that political and civil unrest and regional conflicts, such as the conflicts between Russia and Ukraine and between Israel and Hamas, may have on our businesses and the markets they serve or that any disruptions in regional or worldwide economic conditions generally arising from these situations may have on our businesses, industries or investments;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. During the nine months ended September 30, 2023, there were no material changes in our market risk exposures from those described in our 2022 Annual Report on Form 10-K.

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill their obligations to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables within our underwriting, program services and other fronting operations. In the third quarter of 2023, we discovered that two letters of credit provided as collateral for ceded reinsurance contracts within our underwriting operations were fraudulent. See "Results of Operations - Insurance Results" under Part I: Item 2 for further discussion. During the nine months ended September 30, 2023, there were no other material changes in our credit risk exposures from those described in our 2022 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common share repurchases for the quarter ended September 30, 2023.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2023 through July 31, 2023	23,025	$1,401.39	23,025	$291,499
August 1, 2023 through August 31, 2023	16,551	$1,482.07	16,551	$266,970
September 1, 2023 through September 30, 2023	14,200	$1,507.38	14,200	$245,565
Total	53,776	$1,454.21	53,776	$245,565
(1)    The Board of Directors approved the repurchase of up to $750 million of our common shares pursuant to a share repurchase program publicly announced in February 2022. Under our share repurchase program, we may repurchase outstanding common shares of our stock from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. The share repurchase program has no expiration date but may be terminated by the Board at any time.

Item 5. Other Information

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company's quarterly period ended September 30, 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit No.	Document Description

3.1(a)	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 13, 2011)

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 27, 2020)

3.1(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 16, 2023)

3.2	Bylaws, as amended and restated May 26, 2023 (incorporated by reference from Exhibit 3.2 in the Registrant's report on Form 10-Q filed with the Commission August 2, 2023)

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
Form of Amended and Restated Executive Employment Agreement with Robert C. Cox, Andrew G. Crowley, Thomas S. Gayner, Teresa S. Gendron, Richard R. Grinnan, Michael R. Heaton, and Jeremy A. Noble (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission on August 2, 2023)*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 1, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement
** Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of November 2023.

Markel Group Inc.

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Teresa S. Gendron
Teresa S. Gendron
Chief Financial Officer
(Principal Financial Officer)