Form 10-Q
period 2024-03-31
MARKEL GROUP INC.
filed 2024-05-01
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at April 24, 2024: 13,002,646

Markel Group Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $15,227,752 in 2024 and $14,932,286 in 2023)	$14,519,370	$14,372,732
Equity securities (cost of $3,573,927 in 2024 and $3,497,071 in 2023)	10,570,975	9,577,871
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,617,642	2,571,382
Total Investments	27,707,987	26,521,985
Cash and cash equivalents	3,627,142	3,747,060
Restricted cash and cash equivalents	649,598	584,974
Receivables	3,608,947	3,455,306
Reinsurance recoverables	9,575,066	9,235,501
Deferred policy acquisition costs	961,819	931,344
Prepaid reinsurance premiums	2,783,613	2,365,243
Goodwill	2,626,258	2,624,749
Intangible assets	1,545,709	1,588,684
Other assets	4,200,246	3,990,864
Total Assets	$57,286,385	$55,045,710
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$24,144,955	$23,483,321
Life and annuity benefits	617,266	649,054
Unearned premiums	7,153,997	6,642,426
Payables to insurance and reinsurance companies	1,237,996	1,037,722
Senior long-term debt and other debt (estimated fair value of $3,386,000 in 2024 and $3,353,000 in 2023)	3,855,494	3,779,796
Other liabilities	3,959,161	3,927,498
Total Liabilities	40,968,869	39,519,817
Redeemable noncontrolling interests	499,993	469,685
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,547,912	3,517,146
Retained earnings	12,184,925	11,353,101
Accumulated other comprehensive loss	(595,009)	(478,210)
Total Shareholders' Equity	15,729,719	14,983,928
Noncontrolling interests	87,804	72,280
Total Equity	15,817,523	15,056,208
Total Liabilities and Equity	$57,286,385	$55,045,710

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,127,627	$1,967,704
Net investment income	218,269	159,335
Net investment gains	902,281	372,563
Products revenues	600,840	577,926
Services and other revenues	617,638	565,861
Total Operating Revenues	4,466,655	3,643,389
OPERATING EXPENSES
Losses and loss adjustment expenses	1,287,747	1,173,014
Underwriting, acquisition and insurance expenses	738,752	675,705
Products expenses	523,247	515,756
Services and other expenses	536,838	480,619
Amortization of acquired intangible assets	44,285	44,399
Total Operating Expenses	3,130,869	2,889,493
Operating Income	1,335,786	753,896
Interest expense	(45,548)	(49,438)
Foreign exchange gains (losses)	51,500	(32,928)
Income Before Income Taxes	1,341,738	671,530
Income tax expense	(292,556)	(133,731)
Net Income	1,049,182	537,799
Net income attributable to noncontrolling interests	(23,998)	(49,147)
Net Income to Shareholders	1,025,184	488,652
Preferred stock dividends	—	—
Net Income to Common Shareholders	$1,025,184	$488,652

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized losses on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$(128,425)	$161,206
Reclassification adjustments for net losses in net income	5,723	2,994
Change in net unrealized losses on available-for-sale investments, net of taxes	(122,702)	164,200
Change in discount rate for life and annuity benefits, net of taxes	6,418	(9,052)
Change in foreign currency translation adjustments, net of taxes	(475)	2,579
Change in net actuarial pension loss, net of taxes	20	18
Total Other Comprehensive Income (Loss)	(116,739)	157,745
Comprehensive Income	932,443	695,544
Comprehensive income attributable to noncontrolling interests	(24,058)	(49,179)
Comprehensive Income to Shareholders	$908,385	$646,365

NET INCOME PER COMMON SHARE
Basic	$75.56	$37.33
Diluted	$75.43	$37.26

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Three Months Ended March 31, 2024	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2023	$591,891	$3,517,146	$11,353,101	$(478,210)	$14,983,928	$72,280	$15,056,208	$469,685
Net income			1,025,184	—	1,025,184	15,524	1,040,708	8,474
Other comprehensive income (loss)			—	(116,799)	(116,799)	—	(116,799)	60
Comprehensive income					908,385	15,524	923,909	8,534
Repurchase of common stock	—	—	(160,882)	—	(160,882)	—	(160,882)	—
Restricted stock unit awards expensed	—	30,766	—	—	30,766	—	30,766	—
Adjustment of redeemable noncontrolling interests	—	—	(32,602)	—	(32,602)	—	(32,602)	32,602
Other	—	—	124	—	124	—	124	(10,828)
March 31, 2024	$591,891	$3,547,912	$12,184,925	$(595,009)	$15,729,719	$87,804	$15,817,523	$499,993

Three Months Ended March 31, 2023	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2022	$591,891	$3,493,893	$9,832,804	$(767,494)	$13,151,094	$62,791	$13,213,885	$523,154
Net income			488,652	—	488,652	44,693	533,345	4,454
Other comprehensive income			—	157,713	157,713	—	157,713	32
Comprehensive income					646,365	44,693	691,058	4,486
Repurchase of common stock	—	—	(81,964)	—	(81,964)	—	(81,964)	—
Restricted stock unit awards expensed	—	21,698	—	—	21,698	—	21,698	—
Adjustment of redeemable noncontrolling interests	—	—	13,473	—	13,473	—	13,473	(13,473)
Purchase of noncontrolling interest	—	(8,619)	—	—	(8,619)	—	(8,619)	(13,046)
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(62,646)	(62,646)	—
Other	—	—	2,436	—	2,436	—	2,436	(9,238)
March 31, 2023	$591,891	$3,506,972	$10,255,401	$(609,781)	$13,744,483	$44,838	$13,789,321	$491,883

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,049,182	$537,799
Adjustments to reconcile net income to net cash provided by operating activities	(418,528)	(253,618)
Net Cash Provided By Operating Activities	630,654	284,181
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	546,793	592,004
Cost of fixed maturity securities purchased	(880,028)	(806,704)
Proceeds from sales of equity securities	40,101	64,030
Cost of equity securities purchased	(126,303)	(129,163)
Net change in short-term investments	(21,378)	210,177
Additions to property and equipment	(71,953)	(37,179)
Acquisitions, net of cash acquired	(48,980)	—
Other	(2,419)	(1,696)
Net Cash Used By Investing Activities	(564,167)	(108,531)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	272,449	161,151
Repayment of senior long-term debt and other debt	(209,415)	(369,227)
Repurchases of common stock	(160,882)	(81,964)
Redemption of Markel CATCo Re noncontrolling interests	—	(88,997)
Purchase of noncontrolling interests	—	(21,665)
Other	(4,887)	(11,452)
Net Cash Used By Financing Activities	(102,735)	(412,154)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(19,046)	19,844
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(55,294)	(216,660)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,332,034	5,221,513
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,276,740	$5,004,853

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Group Inc. (Markel Group) is a holding company comprised of a diverse group of companies and investments with specialty insurance at its core. Through its wholly owned subsidiary, Markel Ventures, Inc. (Markel Ventures), Markel Group owns controlling interests in businesses that operate in a variety of industries. See note 2 for details regarding reportable segments.

a) Basis of Presentation. The consolidated balance sheet as of March 31, 2024 and the related consolidated statements of income and comprehensive income and changes in equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2023 was derived from Markel Group's audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For a more complete description of the Company's business and accounting policies, readers are urged to review the Company's 2023 Annual Report on Form 10-K.

b) Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires public companies to, among other things: (1) disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss; (2) disclose, on an annual and interim basis, an amount for other segment expenses that are not separately disclosed as significant segment expenses and a description of its composition; (3) provide all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods; and (4) disclose the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU No. 2023-07 becomes effective for the Company in the fourth quarter of 2024 and will be applied using a retrospective approach that requires recasting of all prior periods presented. The standard only impacts required disclosures and will not impact the Company's financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires public companies, on an annual basis, to provide enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires public companies to, among other things, disaggregate income taxes paid by federal, state and foreign taxes. ASU No. 2023-09 becomes effective for the Company's 2025 Annual Report on Form 10-K. The standard only impacts required disclosures and will not impact the Company's financial position, results of operations or cash flows.

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

The Company's Investing segment includes all investing activities related to the Company's insurance operations, as well as investing activities at Markel Group. Invested assets managed through our Investing segment include our portfolio of publicly traded fixed maturity and equity securities, as well as cash and short-term investments.

The Markel Ventures segment primarily consists of controlling interests in a diverse portfolio of businesses that operate in various industries. The Company's chief operating decision maker reviews and assesses Markel Ventures' performance in the aggregate, as a single operating segment.

Segment profit for all of the Company's segments is measured by operating income. Segment operating income excludes amortization of intangible assets arising from purchase accounting for acquisitions, which the chief operating decision maker does not consider in assessing the financial performance of, or allocating resources to, operating segments. Amortization of acquired intangible assets is considered a corporate expense because it is not a cost of operating the underlying businesses. For our Insurance and Reinsurance segments, segment operating income is typically consistent with underwriting profit, which the property and casualty insurance industry commonly defines as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Segment operating income for these two segments may also include other revenues and expenses that are not captured in underwriting profit.

Prior to 2024, the segment profitability metric for the Markel Ventures segment included amortization of acquired intangible assets. The new metric, as previously described, better aligns with how the chief operating decision maker reviews and assesses the performance of the Markel Ventures segment. Prior periods have been recast to conform to the current presentation. Management continues to evaluate the Company's segments as its business evolves and may further refine its segments and segment profitability metric.

For management reporting purposes, the Company allocates assets to its underwriting operations and to its Investing and Markel Ventures segments and certain of its other insurance operations, including its program services and other fronting business and insurance-linked securities business. Underwriting assets include assets attributed to the Company's Insurance and Reinsurance segments, discontinued underwriting lines of business, as well as assets that are not specifically allocated to the Company's other insurance operations. Generally, the Company manages its underwriting assets in the aggregate and therefore does not allocate assets to individual underwriting segments.

a) The following tables summarize the Company's segment disclosures.

	Three Months Ended March 31, 2024
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$1,874,461	$253,339	$—	$—	$(173)	$—	$2,127,627
Net investment income	—	—	217,204	1,065	—	—	218,269
Net investment gains	—	—	902,281	—	—	—	902,281
Products revenues	—	—	—	600,840	—	—	600,840
Services and other revenues	—	—	20,846	538,701	58,091	—	617,638
Total operating revenues	1,874,461	253,339	1,140,331	1,140,606	57,918	—	4,466,655
Losses and loss adjustment expenses:
Current accident year	(1,201,555)	(163,215)	—	—	—	—	(1,364,770)
Prior accident years	97,181	(3,398)	—	—	(16,760)	—	77,023
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(373,778)	(60,809)	—	—	—	—	(434,587)
Other underwriting expenses	(288,999)	(13,907)	—	—	(1,259)	—	(304,165)
Products expenses	—	—	—	(523,247)	—	—	(523,247)
Services and other expenses	—	—	—	(513,444)	(23,394)	—	(536,838)
Amortization of acquired intangible assets						(44,285)	(44,285)
Operating income	$107,310	$12,010	$1,140,331	$103,915	$16,505	$(44,285)	$1,335,786
Interest expense							(45,548)
Net foreign exchange gains							51,500
Income before income taxes							$1,341,738

	Three Months Ended March 31, 2023
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$1,710,924	$257,234	$—	$—	$(454)	$—	$1,967,704
Net investment income	—	—	158,594	741	—	—	159,335
Net investment gains	—	—	372,563	—	—	—	372,563
Products revenues	—	—	—	577,926	—	—	577,926
Services and other revenues	—	—	(2,380)	526,013	42,228	—	565,861
Total operating revenues	1,710,924	257,234	528,777	1,104,680	41,774	—	3,643,389
Losses and loss adjustment expenses:
Current accident year	(1,077,546)	(166,785)	—	—	—	—	(1,244,331)
Prior accident years	62,628	8,704	—	—	(15)	—	71,317
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(360,354)	(61,778)	—	—	—	—	(422,132)
Other underwriting expenses	(239,148)	(13,141)	—	—	(1,284)	—	(253,573)
Products expenses	—	—	—	(515,756)	—	—	(515,756)
Services and other expenses	—	—	—	(496,746)	16,127	—	(480,619)
Amortization of acquired intangible assets						(44,399)	(44,399)
Operating income	$96,504	$24,234	$528,777	$92,178	$56,602	$(44,399)	$753,896
Interest expense							(49,438)
Net foreign exchange losses							(32,928)
Income before income taxes							$671,530

b) The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	March 31, 2024	December 31, 2023
Segment assets:
Investing	$31,699,863	$30,542,282
Underwriting	10,317,034	9,897,689
Markel Ventures	5,623,756	5,519,542
Total segment assets	47,640,653	45,959,513
Other insurance operations	9,645,732	9,086,197
Total assets	$57,286,385	$55,045,710

3. Investments

a) The following tables summarize the Company's available-for-sale investments. Commercial and residential mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes.

	March 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$4,113,319	$12,079	$(79,408)	$4,045,990
U.S. government-sponsored enterprises	1,289,119	4,206	(99,430)	1,193,895
Obligations of states, municipalities and political subdivisions	4,041,845	10,059	(205,316)	3,846,588
Foreign governments	1,950,839	4,132	(126,930)	1,828,041
Commercial mortgage-backed securities	2,400,848	4,780	(137,472)	2,268,156
Residential mortgage-backed securities	463,710	155	(22,187)	441,678
Corporate bonds	968,072	5,424	(78,474)	895,022
Total fixed maturity securities	15,227,752	40,835	(749,217)	14,519,370
Short-term investments	2,618,162	597	(1,117)	2,617,642
Investments, available-for-sale	$17,845,914	$41,432	$(750,334)	$17,137,012

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$3,811,293	$35,824	$(62,404)	$3,784,713
U.S. government-sponsored enterprises	1,225,426	7,292	(89,904)	1,142,814
Obligations of states, municipalities and political subdivisions	4,196,096	14,787	(181,578)	4,029,305
Foreign governments	1,858,845	21,450	(96,874)	1,783,421
Commercial mortgage-backed securities	2,371,406	8,605	(136,353)	2,243,658
Residential mortgage-backed securities	491,949	334	(21,861)	470,422
Corporate bonds	977,271	13,043	(71,915)	918,399
Total fixed maturity securities	14,932,286	101,335	(660,889)	14,372,732
Short-term investments	2,564,620	7,155	(393)	2,571,382
Investments, available-for-sale	$17,496,906	$108,490	$(661,282)	$16,944,114

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position. Unrealized losses on available-for-sale investments are typically the result of declines in the fair value of the investments due to increases in interest rates.

	March 31, 2024
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$1,553,613	$(10,383)	$1,388,322	$(69,025)	$2,941,935	$(79,408)
U.S. government-sponsored enterprises	244,720	(3,629)	746,832	(95,801)	991,552	(99,430)
Obligations of states, municipalities and political subdivisions	920,869	(8,138)	2,376,770	(197,178)	3,297,639	(205,316)
Foreign governments	322,098	(3,059)	1,079,889	(123,871)	1,401,987	(126,930)
Commercial mortgage-backed securities	275,805	(4,101)	1,722,270	(133,371)	1,998,075	(137,472)
Residential mortgage-backed securities	25,905	(456)	401,845	(21,731)	427,750	(22,187)
Corporate bonds	148,340	(2,336)	574,746	(76,138)	723,086	(78,474)
Total fixed maturity securities	3,491,350	(32,102)	8,290,674	(717,115)	11,782,024	(749,217)
Short-term investments	2,272,608	(1,117)	—	—	2,272,608	(1,117)
Total	$5,763,958	$(33,219)	$8,290,674	$(717,115)	$14,054,632	$(750,334)

At March 31, 2024, the Company held 1,578 available-for-sale securities in an unrealized loss position with a total estimated fair value of $14.1 billion and gross unrealized losses of $750.3 million. Of these 1,578 securities, 1,126 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $8.3 billion and gross unrealized losses of $717.1 million.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses for any available-for-sale securities as of March 31, 2024 or December 31, 2023.

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

c) The amortized cost and estimated fair value of fixed maturity securities at March 31, 2024 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,108,711	$1,091,274
Due after one year through five years	5,268,266	5,082,020
Due after five years through ten years	4,482,619	4,278,074
Due after ten years	1,503,598	1,358,168
	12,363,194	11,809,536
Commercial mortgage-backed securities	2,400,848	2,268,156
Residential mortgage-backed securities	463,710	441,678
Total fixed maturity securities	$15,227,752	$14,519,370

d) The following table presents the components of net investment income.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Interest:
Fixed maturity securities	$119,476	$82,128
Short-term investments	32,184	26,619
Cash and cash equivalents and restricted cash and cash equivalents	39,078	27,601
Dividends on equity securities	32,693	27,482
	223,431	163,830
Investment expenses	(5,162)	(4,495)
Net investment income	$218,269	$159,335

e) The following table presents the components of net investment gains included in net income and the change in net unrealized losses included in other comprehensive income (loss). Gross realized investment gains and losses on fixed maturity securities, short-term investments and other investments were not material to the consolidated financial statements and are presented on a net basis in the following table.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Fixed maturity securities, short-term investments and other investments:
Net realized investment losses	$(4,488)	$(3,221)
Equity securities:
Change in fair value of securities sold during the period	43	5,637
Change in fair value of securities held at the end of the period	906,726	370,147
Total change in fair value	906,769	375,784
Net investment gains	$902,281	$372,563
Change in net unrealized losses on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$(148,487)	$209,179
Short-term investments	(7,282)	(810)
Net increase (decrease)	$(155,769)	$208,369

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$4,045,990	$—	$4,045,990
U.S. government-sponsored enterprises	—	1,193,895	—	1,193,895
Obligations of states, municipalities and political subdivisions	—	3,846,588	—	3,846,588
Foreign governments	—	1,828,041	—	1,828,041
Commercial mortgage-backed securities	—	2,268,156	—	2,268,156
Residential mortgage-backed securities	—	441,678	—	441,678
Corporate bonds	—	895,022	—	895,022
Total fixed maturity securities, available-for-sale	—	14,519,370	—	14,519,370
Equity securities:
Insurance, banks and other financial institutions	4,177,578	—	1,157	4,178,735
Industrial, consumer and all other	6,392,240	—	—	6,392,240
Total equity securities	10,569,818	—	1,157	10,570,975
Short-term investments, available-for-sale	2,453,881	163,761	—	2,617,642
Total investments	$13,023,699	$14,683,131	$1,157	$27,707,987

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$3,784,713	$—	$3,784,713
U.S. government-sponsored enterprises	—	1,142,814	—	1,142,814
Obligations of states, municipalities and political subdivisions	—	4,029,305	—	4,029,305
Foreign governments	—	1,783,421	—	1,783,421
Commercial mortgage-backed securities	—	2,243,658	—	2,243,658
Residential mortgage-backed securities	—	470,422	—	470,422
Corporate bonds	—	918,399	—	918,399
Total fixed maturity securities, available-for-sale	—	14,372,732	—	14,372,732
Equity securities:
Insurance, banks and other financial institutions	3,694,375	—	994	3,695,369
Industrial, consumer and all other	5,882,502	—	—	5,882,502
Total equity securities	9,576,877	—	994	9,577,871
Short-term investments, available-for-sale	2,402,099	169,283	—	2,571,382
Total investments	$11,978,976	$14,542,015	$994	$26,521,985

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2024 and 2023.

5. Equity Method Investments

The Company's equity method investments, which are included in other assets on the consolidated balance sheets, totaled $633.6 million and $605.9 million as of March 31, 2024 and December 31, 2023, respectively. The Company's proportionate share of earnings in its equity method investments was income of $25.9 million and a loss of $1.5 million for three months ended March 31, 2024 and 2023, respectively.

The Company's most significant equity method investment is an investment in Hagerty, Inc. (Hagerty), which is accounted for on a quarter lag. Hagerty is an automotive enthusiast brand offering integrated membership products and programs as well as a specialty insurance provider focused on the global automobile enthusiast market. The Company's ownership interest in Hagerty was 23% as of March 31, 2024 and December 31, 2023. The Company's investment is comprised of Class A common shares, which are listed for trading on the New York Stock Exchange, as well as Class V common shares, associated with the Company's original investment, that have special voting rights and can be converted on a one-for-one basis into Class A common shares. The Company accounts for its investment under the equity method as it is deemed to have the ability to exercise significant influence over Hagerty's operating and financial policies through a combination of its voting interest, its right to designate a board member and business it conducts with Hagerty. As of March 31, 2024 and December 31, 2023, the carrying value of the Company's investment in Hagerty was $238.4 million and $237.4 million, respectively.

As of March 31, 2024 and December 31, 2023, the estimated value of the Company's investment, based on the closing stock price of Hagerty's Class A common shares, was $713.7 million and $608.4 million, respectively. See note 11 for further details regarding related party transactions with Hagerty.

6. Products, Services, and Other Revenues

The following tables present revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues, along with a reconciliation to total products revenues and services and other revenues.

	Three Months Ended March 31,
	2024			2023
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$594,592	$—	$594,592	$565,895	$—	$565,895
Services	498,290	2,133	500,423	486,481	2,854	489,335
Investment management	—	19,936	19,936	—	10,459	10,459
Total revenues from contracts with customers	1,092,882	22,069	1,114,951	1,052,376	13,313	1,065,689
Leasing revenues	40,753	—	40,753	41,752	—	41,752
Program services and other fronting fees	—	36,030	36,030	—	28,890	28,890
Equity method and other investments income (loss)	5,179	20,846	26,025	1,495	(2,380)	(885)
Other	727	(8)	719	8,316	25	8,341
Total	$1,139,541	$78,937	$1,218,478	$1,103,939	$39,848	$1,143,787

Receivables from contracts with customers were $537.6 million and $616.4 million as of March 31, 2024 and December 31, 2023, respectively.

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Gross reserves for losses and loss adjustment expenses, beginning of year	$23,483,321	$20,947,898
Reinsurance recoverables on unpaid losses, beginning of year	8,820,567	7,994,884
Net reserves for losses and loss adjustment expenses, beginning of year	14,662,754	12,953,014
Effect of foreign currency rate changes on beginning of year balance	(33,620)	36,637
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	14,629,134	12,989,651
Incurred losses and loss adjustment expenses:
Current accident year	1,364,770	1,244,331
Prior accident years	(77,023)	(71,317)
Total incurred losses and loss adjustment expenses	1,287,747	1,173,014
Payments:
Current accident year	75,509	72,167
Prior accident years	819,185	708,115
Total payments	894,694	780,282
Effect of foreign currency rate changes on current year activity	(1,018)	(3,649)
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re (see note 10)	(16,338)	(115,141)
Reinsurance recoverable for retroactive reinsurance transaction	—	(125,067)
Net reserves for losses and loss adjustment expenses, end of period	15,004,831	13,138,526
Reinsurance recoverables on unpaid losses	9,140,124	8,168,267
Gross reserves for losses and loss adjustment expenses, end of period	$24,144,955	$21,306,793

For the three months ended March 31, 2024, prior accident years losses and loss adjustment expenses included $77.0 million of favorable development on prior years loss reserves, which included $64.8 million of favorable development on the Company's international professional liability and marine and energy product lines within its Insurance segment.

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

8. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Three Months Ended March 31,
	2024				2023
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,107,467	$668,699	$(543,956)	$2,232,210	$1,969,363	$688,895	$(440,029)	$2,218,229
Earned	$2,198,238	$392,942	$(463,380)	$2,127,800	$1,971,876	$398,719	$(402,440)	$1,968,155
Program services and other fronting:
Written	744,958	419,275	(1,164,406)	(173)	573,211	204,543	(778,205)	(451)
Earned	703,682	123,271	(827,126)	(173)	641,113	74,717	(716,281)	(451)
Consolidated:
Written	$2,852,425	$1,087,974	$(1,708,362)	$2,232,037	$2,542,574	$893,438	$(1,218,234)	$2,217,778
Earned	$2,901,920	$516,213	$(1,290,506)	$2,127,627	$2,612,989	$473,436	$(1,118,721)	$1,967,704

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the three months ended March 31, 2024 and 2023 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 38% and 36% for the three months ended March 31, 2024 and 2023, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 24% for both the three months ended March 31, 2024 and 2023.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations were ceded. These gross losses totaled $603.7 million and $496.6 million for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Gross losses and loss adjustment expenses	$1,693,847	$1,392,348
Ceded losses and loss adjustment expenses	(406,167)	(219,255)
Net losses and loss adjustment expenses	$1,287,680	$1,173,093

9. Life and Annuity Benefits

The Company's run-off block of life and annuity reinsurance contracts consists primarily of Euro and U.S. Dollar denominated life-contingent payout annuities and traditional and universal life contracts. The following table presents the components of the Company's liabilities for life and annuity benefits.

(dollars in thousands)	March 31, 2024	December 31, 2023
Liability for future policyholder benefits	$528,249	$557,763
Deferred profit liability	50,483	52,287
Other	38,534	39,004
Total	$617,266	$649,054

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

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Liability for future policyholder benefits, beginning of year	$557,763	$554,366
Liability for future policyholder benefits at original discount rate, beginning of year	642,877	667,761
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	—
Adjusted liability for future policyholder benefits, beginning of year	642,877	667,761
Interest accretion	3,605	3,815
Benefit payments	(13,290)	(13,283)
Effect of foreign currency rate changes	(11,706)	10,396
Liability for future policyholder benefits at original discount rate, end of period	621,486	668,689
Cumulative effect of changes in discount rate assumptions	(93,237)	(101,938)
Liability for future policyholder benefits, end of period (1)	$528,249	$566,751
(1)    The undiscounted liability for future policyholder benefits was $796.8 million and $862.7 million as of March 31, 2024 and 2023, respectively.

The following table summarizes additional details for the Company's liability for future policyholder benefits.

	March 31, 2024	December 31, 2023
Weighted-average interest rate:
Interest accretion rate	2.3%	2.3%
Current discount rate	4.1%	3.8%
Weighted-average liability duration	8.4 years	8.6 years

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

In 2022, the Company completed a buy-out transaction with Markel CATCo Re and the Markel CATCo Funds that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Under the terms of the transaction, the Company provided cash funding of $45.1 million to purchase substantially all of the Markel CATCo Funds' interests in Markel CATCo Re. As part of the transaction, substantially all of the preference shares held by investors in the Markel CATCo Funds were redeemed, including preference shares previously held by the Company.

The Company has received a return of $24.9 million of the initial cash funding provided, and the related preference shares were redeemed. As of March 31, 2024 and December 31, 2023, the Company's investment in the remaining preference shares of Markel CATCo Re totaled $20.1 million, which comprised 18% and 23%, respectively, of the equity of Markel CATCo Re. Through that investment, the Company has exposure to adverse loss development on reinsurance contracts previously written by Markel CATCo Re for loss events that occurred from 2014 to 2020. If loss reserves held by Markel CATCo Re are sufficient to settle claims on the remaining open contracts, the Company will receive a full return of the remaining $20.1 million in capital. Favorable development on loss reserves held by Markel CATCo Re, less operating expenses, will be distributed to the Markel CATCo Funds, and ultimately to investors in the Markel CATCo Funds.

Markel CATCo Re is considered a VIE, as the equity at risk does not have the right to receive residual returns that exceed the capital provided by the Company in the buy-out transaction. As a result of the preference shares acquired by the Company in the buy-out transaction, and the voting shares held by its consolidated subsidiary, MCIM, the Company consolidates Markel CATCo Re as its primary beneficiary. Results attributed to the run-off of Markel CATCo Re are reported with the Company's other insurance operations, within services and other revenues and expenses, and are not included in a reportable segment. For the three months ended March 31, 2024 and 2023, there was $15.7 million and $44.8 million, respectively, of favorable loss reserve development on the run-off of reinsurance contracts written by Markel CATCo Re, all of which was included in services and other expenses and attributable to noncontrolling interests. During the three months ended March 31, 2023, $62.6 million of preference shares of Markel CATCo Re held by noncontrolling interests were redeemed.

The Company's consolidated balance sheets include the following amounts attributable to Markel CATCo Re.

(dollars in thousands)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$96,252	$91,301
Restricted cash and cash equivalents	169,280	173,800
Other assets and receivables due from cedents	18,742	19,292
Total Assets	$284,274	$284,393

Liabilities and Equity
Unpaid losses and loss adjustment expenses	$168,630	$184,967
Other liabilities	2,380	1,842
Total Liabilities	171,010	186,809
Shareholders' equity	21,139	21,139
Noncontrolling interests	92,125	76,445
Total Equity	113,264	97,584
Total Liabilities and Equity	$284,274	$284,393

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

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate and specialty markets, Nephila also acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies, Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). Nephila receives management fees for investment and insurance management services provided through its insurance-linked securities operations, and, for certain funds, incentive fees based on their annual performance. For the three months ended March 31, 2024 and 2023, total revenues attributed to unconsolidated entities managed by Nephila were $19.2 million and $9.8 million, respectively.

Through the Company's program services and other fronting operations, the Company has programs with Nephila through which the Company writes insurance policies that are fully ceded to the Nephila Reinsurers. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write U.S. catastrophe-exposed property and specialty risks that are then ceded to the Nephila Reinsurers. For the three months ended March 31, 2024 and 2023, gross premiums written through the Company's program services and other fronting platforms on behalf of Nephila were $353.1 million and $236.9 million, respectively, all of which were ceded to the Nephila Reinsurers.

As of March 31, 2024 and December 31, 2023, reinsurance recoverables on the consolidated balance sheets included $785.9 million and $794.3 million, respectively, due from the Nephila Reinsurers. Under its programs with the Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

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

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Gross written premiums attributable to Hagerty	$198,282	$164,971
Premiums ceded to Hagerty Re	$152,685	$124,628

As of March 31, 2024 and December 31, 2023, reinsurance recoverables on the consolidated balance sheets included $225.3 million and $214.8 million, respectively, due from Hagerty Re.

12. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Three Months Ended March 31,
(shares in ones)	2024	2023
Issued and outstanding common shares, beginning of period	13,131,672	13,422,692
Issuance of common shares	1,384	1,817
Repurchase of common shares	(109,545)	(62,896)
Issued and outstanding common shares, end of period	13,023,511	13,361,613

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at March 31, 2024 and December 31, 2023.

c) Net income per common share was determined by dividing adjusted net income to common shareholders by the applicable weighted average common shares outstanding. Basic common shares outstanding include restricted stock units that are no longer subject to any contingencies for issuance, but for which corresponding shares have not been issued. Diluted net income per common share is computed by dividing adjusted net income to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. The following table presents basic net income per common share and diluted net income per common share.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net income to common shareholders	$1,025,184	$488,652
Adjustment of redeemable noncontrolling interests	(32,602)	13,473
Adjusted net income to common shareholders	$992,582	$502,125

Basic common shares outstanding	13,137	13,450
Dilutive potential common shares from restricted stock units and restricted stock	22	25
Diluted common shares outstanding	13,159	13,475
Basic net income per common share	$75.56	$37.33
Diluted net income per common share	$75.43	$37.26

13. Contingencies

Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included under Item 1 Financial Statements and our 2023 Annual Report on Form 10-K. The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of our holding company, Markel Group Inc. (Markel Group), and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation. This section is divided into the following sections:

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

Our three interdependent engines form a system that provides diverse income streams, access to a wide range of investment opportunities and the ability to efficiently move capital to the best ideas across our three engines. We allocate capital using a process that we have consistently followed for years. We first look to invest in our existing businesses for organic growth opportunities. After funding internal growth opportunities, we look to acquire controlling interests in businesses, build our portfolio of equity securities or repurchase shares of our common stock. We believe our system is uniquely equipped for long-term growth. To mitigate the effects of short-term volatility and align with the long-term perspective that we apply to operating our businesses and making investments, we generally use five-year time periods to measure our performance. We measure financial success using both operating income and total shareholder return. Operating income provides a reasonable proxy for the performance of each engine in support of our overall financial goal of growing intrinsic value. Prior to 2024, we used growth in book value per share, rather than operating income, to measure our performance. As our businesses diversified beyond underwriting operations, book value became less indicative of intrinsic value because a significant portion of our operations is not recorded at fair value. We believe total operating income across the Markel Group system is a better measure of our performance.

Insurance

Our insurance engine is comprised of the following types of operations:

•Underwriting - our risk-bearing insurance and reinsurance operations.
•Program services and other fronting - fronting platform that provides other insurance entities and capacity providers access to the property and casualty insurance market.
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

Underwriting

We monitor and assess the performance of our ongoing underwriting operations on a global basis in the following two segments: Insurance and Reinsurance. In determining how to allocate resources and assess the performance of our underwriting results, we consider many factors, including the nature of the insurance product sold, the type of account written and the type of customer served. The Insurance segment includes all direct business and facultative reinsurance placements written on a risk-bearing basis within our underwriting operations. The Reinsurance segment includes all treaty reinsurance written on a risk-bearing basis within our underwriting operations.

Our Insurance segment includes unique and hard-to-place risks written on a global basis. In the U.S., this includes business written on an excess and surplus lines basis and an admitted basis. The following products are included in this segment: general liability, professional liability, personal lines, marine and energy, primary and excess of loss property, workers' compensation, credit and surety coverages, specialty program insurance for well-defined markets and liability and other coverages tailored for unique exposures. Business in this segment is primarily written through our Markel Specialty and Markel International divisions.

Our Reinsurance segment includes casualty and specialty treaty reinsurance products offered to other insurance and reinsurance companies. We write quota share and excess of loss reinsurance on a local, national and global basis. Business in this segment is primarily written by our Global Reinsurance division. Principal lines of business include: general liability, professional liability, credit and surety, marine and energy and workers' compensation.

Program Services and Other Fronting

Our program services and other fronting business generates fee income in the form of ceding fees in exchange for fronting insurance and reinsurance business for other insurance carriers, including the Nephila Reinsurers, as defined below. Our program services business, which is provided through our State National division, and our other fronting business are managed separately from our underwriting operations. The results of our program services and other fronting operations are not included in a reportable segment.

Although we reinsure substantially all of the risks inherent in our program services and other fronting businesses, we have certain programs that contain limits on our reinsurers' obligations to us that expose us to underwriting risk, including loss ratio caps, aggregate reinsurance limits or exclusion of the credit risk of producers. Under certain programs, including programs and contracts with the Nephila Reinsurers, we also bear underwriting risk for annual aggregate agreement year losses in excess of a limit that we believe is unlikely to be exceeded. See note 11 of the notes to consolidated financial statements for further details regarding our programs with the Nephila Reinsurers.

Insurance-Linked Securities

Our insurance-linked securities operations are primarily comprised of our Nephila operations and are not included in a reportable segment. Nephila Holdings Ltd. (together with its subsidiaries, Nephila) provides investment and insurance management services through which we offer alternative capital to the insurance and reinsurance market while providing investors with investment strategies that typically are uncorrelated with traditional asset classes. We receive management fees for investment and insurance management services provided through these operations, and for certain funds, incentive fees based on their annual performance.

Nephila serves as the investment manager to several Bermuda-based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities, Nephila acts as an insurance manager to certain Bermuda Class 3, collateralized and special purpose reinsurance companies, Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Group, and as such, these entities are not included in our consolidated financial statements.

The Nephila Reinsurers subscribe to various property, climate, and specialty reinsurance contracts based on their investors' risk profiles, including business ceded by our program services and other fronting platforms. See note 11 of the notes to consolidated financial statements for further details regarding transactions with entities managed through our Nephila operations.

Investments

Our investment operations manage the capital held within our underwriting operations, as well as capital allocated by Markel Group, and are reported as the Investing segment. Invested assets managed through our investment operations include our portfolio of publicly traded fixed maturity and equity securities, as well as cash and short-term investments. Substantially all of our investment portfolio is managed by company employees.

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

We allocate resources to and assesses the performance of these various businesses in the aggregate as the Markel Ventures segment. The following types of businesses are included in this segment: construction services, consumer and building products, transportation-related products, equipment manufacturing products and consulting services. These businesses offer various types of products and services to businesses and consumers across many markets. All of our businesses in this segment are headquartered in the U.S., with subsidiaries of certain businesses located outside of the U.S.

Results of Operations

The following table presents the components of operating revenues.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Insurance segment	$1,874,461	$1,710,924
Reinsurance segment	253,339	257,234
Other insurance operations	57,918	41,774
Insurance operations	2,185,718	2,009,932
Net investment income	217,204	158,594
Net investment gains	902,281	372,563
Other	20,846	(2,380)
Investing segment	1,140,331	528,777
Markel Ventures segment	1,140,606	1,104,680
Total operating revenues	$4,466,655	$3,643,389

The following table presents the components of operating income and comprehensive income to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Operating income:
Insurance segment	$107,310	$96,504
Reinsurance segment	12,010	24,234
Other insurance operations	16,505	56,602
Insurance operations	135,825	177,340
Investing segment	1,140,331	528,777
Markel Ventures segment	103,915	92,178
Amortization of acquired intangible assets	(44,285)	(44,399)
Operating income	1,335,786	753,896
Interest expense	(45,548)	(49,438)
Net foreign exchange gains (losses)	51,500	(32,928)
Income tax expense	(292,556)	(133,731)
Net income attributable to noncontrolling interests	(23,998)	(49,147)
Net income to shareholders	1,025,184	488,652
Net income to common shareholders	1,025,184	488,652
Other comprehensive income (loss) to shareholders	(116,799)	157,713
Comprehensive income to shareholders	$908,385	$646,365

The increase in operating income and comprehensive income to shareholders for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to pre-tax net investment gains on our equity securities of $906.8 million in 2024 compared to $375.8 million in 2023.

The components of comprehensive income to shareholders are discussed in further detail under "Insurance Results," "Investing Results," "Markel Ventures Results," "Other" and "Comprehensive Income to Shareholders."

Insurance Results

Our Insurance engine includes our underwriting, program services and other fronting and insurance-linked securities (ILS) operations. Our underwriting operations, which are primarily comprised of our Insurance and Reinsurance segments, produce revenues primarily by underwriting insurance contracts and earning premiums in the specialty insurance market. Our program services and other fronting and ILS operations, which are the primary components of our other insurance operations, produce revenues primarily through fees earned for fronting services and investment management services, respectively. Our other insurance operations also include the underwriting results of run-off lines of business that were discontinued prior to, or in conjunction with, insurance acquisitions, and the results of our run-off life and annuity reinsurance business. The following table presents the components of our Insurance engine gross premium volume, operating revenues and operating income.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Gross premium volume:
Underwriting	$2,776,166	$2,658,258	4%
Program services and other fronting (1)	1,164,233	777,754	50%
Insurance operations	$3,940,399	$3,436,012	15%

Operating revenues:
Insurance segment	$1,874,461	$1,710,924	10%
Reinsurance segment	253,339	257,234	(2)%
Other insurance operations	57,918	41,774	39%
Insurance operations	$2,185,718	$2,009,932	9%

Operating income:
Insurance segment	$107,310	$96,504	11%
Reinsurance segment	12,010	24,234	(50)%
Other insurance operations	16,505	56,602	(71)%
Insurance operations	$135,825	$177,340	(23)%
(1)    Substantially all gross premiums from our program services and other fronting operations were ceded to third parties for the three months ended March 31, 2024 and 2023.

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

In addition to the U.S. GAAP combined ratio, loss ratio and expense ratio, we also evaluate our underwriting performance using measures that exclude the impacts of certain items, such as catastrophes and other significant, infrequent loss events, on these ratios. During the three months ended March 31, 2024 and 2023, our results were not materially impacted by any such events. When analyzing our loss ratio, we evaluate losses and loss adjustment expenses attributable to the current accident year separate from losses and loss adjustment expenses attributable to prior accident years. Prior accident year reserve development, which can either be favorable or unfavorable, represents changes in our estimates of losses and loss adjustment expenses related to loss events that occurred in prior years. We believe a discussion of current accident year loss ratios, which exclude prior accident year reserve development, is helpful since it provides more insight into estimates of current underwriting performance and excludes changes in estimates related to prior year loss reserves.

The following table presents summary data for our consolidated underwriting operations, which are comprised predominantly of our Insurance and Reinsurance segments. Our consolidated underwriting results also include results from discontinued lines of business and the retained portion of our program services and other fronting operations.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Gross premium volume	$2,775,993	$2,657,807	4%
Net written premiums	$2,232,037	$2,217,778	1%
Earned premiums	$2,127,627	$1,967,704	8%
Underwriting profit	$101,128	$118,985	(15)%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	64.1%	63.2%	0.9
Prior accident years loss ratio	(3.6)%	(3.6)%	—
Loss ratio	60.5%	59.6%	0.9
Expense ratio	34.7%	34.3%	0.4
Combined ratio	95.2%	94.0%	1.2
(1)    Amounts may not reconcile due to rounding.

Premiums

The increase in gross premium volume in our underwriting operations for the three months ended March 31, 2024 was driven by targeted growth within our Insurance segment. Net retention of gross premium volume in our underwriting operations was 80% for the three months ended March 31, 2024 compared to 83% for the same period of 2023. The decrease in net retention for the three months ended March 31, 2024 was driven by lower retention across both of our underwriting segments. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs. The increase in earned premiums in our underwriting operations for the three months ended March 31, 2024 was primarily attributable to higher gross premium volume within our Insurance segment in recent periods.

In the first quarter of 2024, we continued to achieve modest rate increases across our diversified product portfolio. Similar to 2023, the primary exceptions where we are seeing modest rate decreases are within our workers' compensation, public directors and officers and cyber portfolios, which is consistent with the broader market trends in these product classes. We examine each of our product classes regularly by evaluating pricing and exposure, underwriting terms and conditions, deal structure, including limits and attachment points, and our expectations around loss cost trends, among other things. We target premium growth only in product lines where we are confident in the levels of rate adequacy.

We continued to achieve significant, but moderating, levels of rate increases within our personal lines, property and select marine and energy product lines, and they continue to produce profitable underwriting results. As a result, we are increasing our premium writings in these lines. Additionally, we achieved notable rate increases within many of our general liability product lines, and these rate increases are generally in line with, or better than, our assumptions on loss cost trends. We are being cautious in selecting which risks to pursue and are being intentional around pricing requirements, as well as rate adequacy and portfolio management considerations, as we rebalance our general liability portfolio and focus on growth in areas of the portfolio that we project will meet our profitability requirements.

Within our insurance and reinsurance professional liability product lines, overall, we saw modest rate decreases driven by the continued rate decreases within our public directors and officers product line. Within this product line, we are contracting our new premium writings when we believe rates are inadequate and are also allowing business to lapse. In other professional liability product lines, particularly within our international portfolio and our U.S. commercial book, we are generally seeing downward pressure on rates persist in 2024; however, these pockets of the portfolio have performed well overall, and we are continuing to pursue growth opportunities where we find the business to be adequately priced. During the first quarter of 2024, we discontinued writing our risk-managed architects and engineers and intellectual property collateral protection product lines within our professional liability portfolio due to these products being unable to meet our profitability targets.

Combined Ratio

For the three months ended March 31, 2024, the increase in our consolidated combined ratio compared to the same period of 2023 was primarily attributable to a higher attritional loss ratio within our Insurance segment.

Insurance Segment

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Gross premium volume	$2,208,587	$2,097,938	5%
Net written premiums	$1,754,729	$1,702,141	3%
Earned premiums	$1,874,461	$1,710,924	10%
Underwriting profit	$107,310	$96,504	11%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	64.1%	63.0%	1.1
Prior accident years loss ratio	(5.2)%	(3.7)%	(1.5)
Loss ratio	58.9%	59.3%	(0.4)
Expense ratio	35.4%	35.0%	0.4
Combined ratio	94.3%	94.4%	(0.1)
(1)    Amounts may not reconcile due to rounding.

Premiums

The increase in gross premium volume in our Insurance segment for the three months ended March 31, 2024 was driven by new business growth and more favorable rates within our personal lines and programs product lines, as well as increases on most classes of our international portfolio, partially offset by lower premium volume within select lines of our U.S. professional liability and general liability product lines. We have decreased writings within our risk-managed directors and officers professional liability product and our brokerage contractors, brokerage excess and umbrella and risk-managed excess casualty general liability products in response to underwriting actions aimed at achieving greater profitability within these product lines.

Net retention of gross premium volume was 79% for the three months ended March 31, 2024 compared to 81% for the same period of 2023. The decrease in net retention for the three months ended March 31, 2024 was driven by higher cessions on our professional liability product lines in 2024 compared to 2023.

The increase in earned premiums for the three months ended March 31, 2024 was primarily due to higher gross premium volume across most product lines in recent periods.

Combined Ratio

The increase in the Insurance segment's current accident year loss ratio for the three months ended March 31, 2024 compared to the same period of 2023 was primarily attributable to higher attritional loss ratios within our U.S. general liability and professional liability product lines. We have increased our attritional loss ratios on certain product classes within our general liability and professional liability product lines in response to unfavorable loss development trends in recent periods on these long-tail lines of business and uncertainty around future loss cost trends.

The Insurance segment's combined ratio for the three months ended March 31, 2024 included $97.2 million of favorable development on prior accident years loss reserves compared to $62.6 million for the same period of 2023. The increase in favorable development was primarily attributable to favorable development on our general liability and professional liability product lines in 2024 compared to minimal development on these lines in 2023. For the three months ended March 31, 2024, favorable development was most significant on more recent accident years within our international professional liability and marine and energy product lines, as well as on our general liability product lines. Despite net favorable development on these long-tail lines, we continue to approach reductions of prior year loss reserves on our longer tail U.S. professional liability and general liability product lines with caution given recent claims trend. The favorable development on prior years loss reserves in 2023 was most significant on our marine and energy, property, workers' compensation and programs product lines.

The modest increase in the Insurance segment's expense ratio for the three months ended March 31, 2024 compared to the same period of 2023 was primarily attributable to higher personnel costs, professional fees and other general and administrative expenses, which were largely offset by a lower policy acquisition cost ratio and the favorable impact of higher earned premiums.

Reinsurance Segment

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Gross premium volume	$553,245	$552,061	0%
Net written premiums	$477,481	$516,091	(7)%
Earned premiums	$253,339	$257,234	(2)%
Underwriting profit	$12,010	$24,234	(50)%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	64.4%	64.8%	(0.4)
Prior accident years loss ratio	1.3%	(3.4)%	4.7
Loss ratio	65.8%	61.5%	4.3
Expense ratio	29.5%	29.1%	0.4
Combined ratio	95.3%	90.6%	4.7
(1)    Amounts may not reconcile due to rounding.

Premiums

For the three months ended March 31, 2024 and 2023, gross premium volume in the Reinsurance segment was consistent. Higher gross premiums within our marine and energy, general liability and credit and surety product lines were offset by a significant decline in gross premiums within our professional liability product lines. Higher gross premiums within our marine and energy and general liability product lines were primarily due to increases on renewals, due to increased participation and exposures, as well as new business. Higher gross premiums within our credit and surety product lines were primarily driven by favorable timing differences on multi-year contracts. Lower gross premiums within our professional liability product lines were primarily due to the non-renewal of certain significant contracts and unfavorable timing differences. The non-renewals within our professional liability product lines were the result of our continued focus on rate adequacy and only writing business that meets our underwriting profit targets. The unfavorable timing differences within our professional liability product lines were the result of two large contracts written in the first quarter of 2023 that we expect to renew in the second quarter of 2024. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Net retention of gross premium volume for the three months ended March 31, 2024 was 86% compared to 93% for the same period of 2023. The decrease in net retention for the three months ended March 31, 2024 was driven by changes in mix of gross premium volume, as our professional liability business is fully retained and our marine and energy business carries a higher cession rate than the rest of the segment.

The decrease in earned premiums for the three months ended March 31, 2024 was primarily due to lower gross premium volume within our professional liability product lines, partially offset by higher gross premium volume within our general liability product lines in recent periods.

Combined Ratio

The Reinsurance segment's combined ratio for the three months ended March 31, 2024 included a $3.4 million increase in prior accident years loss reserves, which was primarily attributable to additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability and professional liability product lines. For the three months ended March 31, 2023, the combined ratio included $8.7 million of favorable development on prior accident years loss reserves, which was primarily attributable to modest favorable development on our professional liability and property product lines across several accident years. This favorable development in the first quarter of 2023 was partially offset by additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability product lines.

Other Insurance Operations

The following table presents the components of operating revenues and operating income attributable to our other insurance operations, which are not included in a reportable segment. We do not allocate amortization of acquired intangible assets to our operating segments, including our other insurance operations.

	Three Months Ended March 31,
	2024		2023
(dollars in thousands)	Operating revenues	Operating income (loss)	Operating revenues	Operating income (loss)
Program services and other fronting	$36,193	$28,554	$29,190	$21,903
Insurance-linked securities	19,240	(5,604)	9,778	(4,623)
Life and annuity (1)	(8)	(3,162)	25	(3,181)
Markel CATCo Re (2)	—	15,681	—	44,792
Other	2,666	(772)	3,235	(536)
	58,091	34,697	42,228	58,355
Underwriting (3)	(173)	(18,192)	(454)	(1,753)
Other insurance operations	$57,918	$16,505	$41,774	$56,602
(1)    Investment income earned on the investments that support life and annuity policy benefit reserves is included in our Investing segment.
(2)    Results attributable to Markel CATCo Re for both periods were entirely attributable to noncontrolling interest holders in Markel CATCo Re. See note 10.
(3)    Underwriting results attributable to our other insurance operations include results from discontinued lines of business and the retained portion of our program services and other fronting operations.

Program Services and Other Fronting

The increase in operating revenues and operating income within our program services and other fronting operations for the three months ended March 31, 2024 was due to higher gross premium volume in 2024 compared to the same period of 2023. The following table summarizes gross premium volume in our program services and other fronting operations.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Program services	$855,404	$619,350	38%
Other fronting	$308,829	$158,404	95%

The increase in gross premium volume within our program services operations for the three months ended March 31, 2024 was primarily attributable to expansion of existing programs and growth from new programs. The increase in gross premium volume in our other fronting operations for the three months ended March 31, 2024 was driven by growth of our property catastrophe and specialty programs with the Nephila Reinsurers.

Insurance-Linked Securities

The increase in operating revenues in our Nephila insurance-linked securities operations for the three months ended March 31, 2024 was primarily due to changes in the mix of investment products within the funds. Nephila's net assets under management were $6.8 billion as of March 31, 2024.

Underwriting

For the three months ended March 31, 2024, the underwriting operating loss in our other insurance operations was primarily attributable to loss adjustment expenses related to asbestos and environmental exposures. Development on asbestos and environmental loss reserves is monitored separately from our ongoing underwriting operations and is not included in the Insurance or Reinsurance segments.

Investing Results

We measure our investment performance by analyzing net investment income, which reflects the recurring interest and dividend earnings on our investment portfolio. We also analyze net investment gains, which include unrealized gains and losses on our equity portfolio. Based on the potential for volatility in the financial markets, we understand that the level of gains or losses may vary from one period to the next, and therefore believe that our investment performance is best analyzed over longer periods of time. As of March 31, 2024, the fair value of our equity portfolio included cumulative unrealized gains of $7.0 billion.

The following table summarizes our consolidated investment performance, which consists predominantly of the results of our Investing segment. Net investment gains or losses in any given period are typically attributable to changes in the fair value of our equity portfolio due to market value movements. The change in net unrealized losses on available-for-sale investments in any given period is typically attributable to changes in the fair value of our fixed maturity portfolio due to changes in interest rates during the period. As of March 31, 2024, 98% of our fixed maturity portfolio was rated "AA" or better.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net investment income	$218,269	$159,335
Yield on fixed maturity securities (1)	3.2%	2.5%
Yield on short-term investments (1)	5.0%	4.0%
Yield on cash and cash equivalents and restricted cash and cash equivalents (1)	3.5%	2.0%

Net realized investment losses	$(4,488)	$(3,221)
Change in fair value of equity securities	906,769	375,784
Net investment gains	$902,281	$372,563

Return on equity securities (2)	9.8%	5.2%

Other (3)	$20,846	$(2,380)
Change in net unrealized losses on available-for-sale investments	$(155,769)	$208,369
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

For the three months ended March 31, 2024, net investment income increased 37%, primarily driven by higher interest income on fixed maturity securities due to a higher yield and higher average holdings of fixed maturity securities in 2024 compared to 2023. During 2024, we have continued to allocate cash and short-term investments to fixed maturity securities to take advantage of high interest rates and to support our growing underwriting business. Additionally, interest income on our cash equivalents and short-term investments increased due to higher short-term interest rates and a higher portion of our cash being invested in money market funds during the three months ended March 31, 2024 compared to the same period of 2023. See note 3(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

Markel Ventures Results

We measure the operating performance of our Markel Ventures segment by its operating income, as well as earnings before interest, income taxes, depreciation and amortization (EBITDA). We consolidate the results of our Markel Ventures subsidiaries on a one-month lag, with the exception of significant transactions or events that occur during the intervening period. The following table summarizes the results from our Markel Ventures segment.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	% Change
Operating revenues	$1,140,606	$1,104,680	3%
Segment operating income	$103,915	$92,178	13%
EBITDA	$133,645	$119,541	12%

The increase in operating revenues for the three months ended March 31, 2024 compared to the same period of 2023 was driven by moderately higher revenues at our consumer and building products businesses, construction services businesses and transportation-related businesses, due to a combination of increased demand and higher prices. These increases in operating revenues were partially offset by the impact of delayed shipments at one of our equipment manufacturing businesses and decreased demand at one of our construction services businesses.

The increases in segment operating income and EBITDA for the three months ended March 31, 2024 compared to the same period of 2023 were driven by the impact of higher operating margins at our consumer and building products businesses as a result of declines in the cost of materials, freight and labor, as well as higher revenues. These increases were partially offset by the impact of lower revenues and operating margins at one of our construction services businesses due to decreased demand.

Markel Ventures segment EBITDA is a non-GAAP financial measure. We use Markel Ventures segment EBITDA as an operating performance measure in conjunction with our segment performance metric, segment operating income, to monitor and evaluate the performance of our Markel Ventures segment. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation or amortization resulting from purchase accounting. The following table reconciles Markel Ventures segment operating income to EBITDA.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Markel Ventures segment operating income	$103,915	$92,178
Depreciation expense	29,730	27,363
Markel Ventures segment EBITDA	$133,645	$119,541

Other

The following table presents the components of consolidated net income that are not allocated to our operating segments.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Amortization of acquired intangible assets	$44,285	$44,399
Interest expense	$45,548	$49,438
Net foreign exchange (gains) losses	$(51,500)	$32,928
Income tax expense	$292,556	$133,731

Effective tax rate	22%	20%

Interest Expense

The decrease in interest expense for the three months ended March 31, 2024 was attributable to the impact of the retirement of our 3.625% unsecured senior notes in March 2023 and lower debt held by our Markel Ventures subsidiaries.

Net Foreign Exchange Gains (Losses)

Net foreign exchange gains (losses) are primarily due to the remeasurement of our foreign currency denominated insurance loss reserves to the U.S. Dollar. The predominant foreign currencies within our insurance operations are the British Pound and the Euro. The U.S. Dollar strengthened against the Euro and British Pound during the first quarter of 2024, while it weakened against the British Pound and Euro during the first quarter of 2023. Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized losses on available-for-sale investments in other comprehensive income (loss), were losses of $42.4 million and gains of $33.9 million for the three months ended March 31, 2024 and 2023, respectively.

Income Taxes

The increase in the effective tax rate for the three months ended March 31, 2024 compared to the same period of 2023 was due to higher state taxes and a decrease in Markel CATCo Re income not subject to tax in 2024 compared to 2023.

Comprehensive Income to Shareholders

The following table summarizes the components of comprehensive income to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net income to shareholders	$1,025,184	$488,652
Other comprehensive income (loss):
Change in net unrealized losses on available-for-sale investments, net of taxes	(122,702)	164,200
Change in discount rate for life and annuity benefits, net of taxes	6,418	(9,052)
Other, net of taxes	(455)	2,597
Other comprehensive income attributable to noncontrolling interest	(60)	(32)
Other comprehensive income (loss) to shareholders	(116,799)	157,713
Comprehensive income to shareholders	$908,385	$646,365

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the benefit and protection of our policyholders, creditors and shareholders. Our consolidated debt to capital ratio was 20% at March 31, 2024 and December 31, 2023, which is within the range of our target capital structure.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $32.0 billion and $30.9 billion at March 31, 2024 and December 31, 2023, respectively. The following table presents the composition of our invested assets.

	March 31, 2024	December 31, 2023
Fixed maturity securities	45%	47%
Equity securities	33%	31%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	22%	22%
Total	100%	100%

Our holding company had $3.6 billion and $3.5 billion of invested assets at March 31, 2024 and December 31, 2023, respectively. The increase was primarily due to an increase in the fair value of equity securities held by our holding company, largely offset by cash used to repurchase shares of our common stock. The following table presents the composition of our holding company's invested assets.

	March 31, 2024	December 31, 2023
Fixed maturity securities	4%	4%
Equity securities	54%	49%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	42%	47%
Total	100%	100%

We have a share repurchase program, authorized by our Board of Directors, that provides for the repurchase of up to $750 million of common stock. As of March 31, 2024, $553.5 million remained available for repurchases under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

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

Cash Flows

Net cash provided by operating activities was $630.7 million for the three months ended March 31, 2024 compared to $284.2 million for the same period of 2023. The increase in net cash flows from operating activities for the three months ended March 31, 2024 compared to the same period in 2023 was due in part to higher net premium collections. Additionally, during the three months ended March 31, 2023, a payment of $125.1 million was made to complete a retroactive reinsurance transaction to cede our portfolio of policies comprised of liabilities related to our run-off book of U.K. motor casualty business.

Net cash used by investing activities was $564.2 million for the three months ended March 31, 2024 compared to $108.5 million for the same period of 2023. During the three months ended March 31, 2024, net cash used by investing activities included net purchases of fixed maturity securities, equity securities and short-term investments of $333.2 million, $86.2 million and $21.4 million, respectively. During the three months ended March 31, 2023, net cash used by investing activities included net purchases of fixed maturity securities and equity securities of $214.7 million and $65.1 million, respectively, and net sales of short-term investments of $210.2 million. Cash flows from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $102.7 million for the three months ended March 31, 2024 compared to $412.2 million for the same period of 2023. Cash of $160.9 million and $82.0 million was used to repurchase shares of our common stock during the first three months of 2024 and 2023, respectively. During the three months ended March 31, 2023, net cash used by financing activities included $250.0 million to retire our 3.625% unsecured senior notes due March 30, 2023. Additionally, financing activities during the three months ended March 31, 2024 and 2023 reflected borrowings and repayments of debt at certain our Markel Ventures businesses, primarily on revolving lines of credit.

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

Readers are urged to review our 2023 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in our 2023 Annual Report on Form 10-K or under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in this report, or are included in the items listed below:

•the effect of cyclical trends or changes in market conditions on our Insurance, Investments and Markel Ventures operations, including demand and pricing in the insurance, reinsurance and other markets in which we operate;
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
•changes in the availability, costs, quality and providers of reinsurance coverage, which may impact our ability to write, or continue to write, certain lines of business or to mitigate the volatility of losses on our results of operations and financial condition;
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
•general economic and market conditions and industry specific conditions, including: extended economic recessions or expansions; prolonged periods of slow economic growth; inflation or deflation; fluctuations in foreign currency exchange rates, commodity and energy prices and interest rates; volatility in the credit and capital markets; and other factors;
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
•the impacts of liability, transition and physical risks associated with climate change;
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
•losses from litigation and regulatory investigations and actions; and

•a number of additional factors may adversely affect our Markel Ventures businesses, and the markets they serve, and negatively impact their revenues and profitability, including, among others: adverse weather conditions, plant disease and other contaminants; changes in government support for education, healthcare and infrastructure projects; changes in capital spending levels; changes in the housing, commercial and industrial construction markets; liability for environmental matters; supply chain and shipping issues, including increases in freight costs; volatility in the market prices for their products; and volatility in commodity, wholesale and raw materials prices and interest and foreign currency exchange rates.

Results from our Insurance, Investments and Markel Ventures operations have been and will continue to be potentially materially affected by these factors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. During the three months ended March 31, 2024, there were no material changes in our market risk exposures from those described in our 2023 Annual Report on Form 10-K.

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill their obligations to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables within our underwriting, program services and other fronting operations. During the three months ended March 31, 2024, there were no material changes in our credit risk exposures from those described in our 2023 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2024, we implemented a new instance of our enterprise resource planning system that included certain structural changes in our ledger design. The new instance allows for improved performance and functionality and provides scalability for future growth. Throughout the transition and upon implementation of the new instance, we evaluated the impact of the new instance on our internal controls over financial reporting and made updates to controls as necessary.

There were no other changes in our internal control over financial reporting during the first quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Thomas Yeransian v. Markel Group Inc.

We previously reported that Thomas Yeransian, in his capacity as the representative of holders of certain contingent value rights, filed three suits against the Company:

•Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), filed September 15, 2016;
•Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), filed November 13, 2018; and
•Thomas Yeransian v. Markel Corporation (U.S. District Court for the District of Delaware), filed June 5, 2020.

The three suits were consolidated. On June 8, 2023, the court ruled in favor of the Company and against Mr. Yeransian on all counts. On July 7, 2023, Mr. Yeransian appealed the court's decision to the United States Court of Appeals for the Third Circuit. For additional information regarding these three suits, see Item 3 Legal Proceedings in our 2023 Annual Report on Form 10-K. We believe Mr. Yeransian's suits to be without merit. We further believe that any material loss resulting from the suits to be remote.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common share repurchases for the quarter ended March 31, 2024.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2024 through January 31, 2024	20,970	$1,439.06	20,970	$682,822
February 1, 2024 through February 29, 2024	62,840	$1,454.35	62,840	$591,430
March 1, 2024 through March 31, 2024	25,200	$1,506.95	25,200	$553,455
Total	109,010	$1,463.57	109,010	$553,455
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

Item 5. Other Information

Adoption or Termination of Trading Arrangements by Directors or Officers

On February 20, 2024, Steven A. Markel, Chair of the Board and a Director of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 3,000 of the Company's common shares until February 14, 2025 (or the date on which all shares have been sold).

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

10.2(a)	Form of Performance-Based Restricted Stock Unit Award Agreement (adopted 2024) for Executive Officers under the Registrant's Equity Incentive Compensation Plan* **

10.2(b)	Form of Long-Term Service Restricted Stock Unit Award Agreement (adopted 2024) for Executive Officers under the Registrant's Equity Incentive Compensation Plan* **

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 1, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement
** Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of May 2024.

Markel Group Inc.

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian J. Costanzo
Brian J. Costanzo
Chief Financial Officer
(Principal Financial Officer)