Form 10-Q
period 2024-06-30
MARKEL GROUP INC.
filed 2024-07-31
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at July 24, 2024: 12,945,385

Markel Group Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $15,721,795 in 2024 and $14,932,286 in 2023)	$14,977,514	$14,372,732
Equity securities (cost of $3,707,792 in 2024 and $3,497,071 in 2023)	10,592,844	9,577,871
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,787,758	2,571,382
Total Investments	28,358,116	26,521,985
Cash and cash equivalents	3,510,558	3,747,060
Restricted cash and cash equivalents	705,444	584,974
Receivables	4,227,835	3,455,306
Reinsurance recoverables	9,756,660	9,235,501
Deferred policy acquisition costs	1,001,435	931,344
Prepaid reinsurance premiums	3,672,976	2,365,243
Goodwill	2,738,147	2,624,749
Intangible assets	1,552,843	1,588,684
Other assets	4,185,607	3,990,864
Total Assets	$59,709,621	$55,045,710
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$24,646,618	$23,483,321
Life and annuity benefits	594,749	649,054
Unearned premiums	8,243,981	6,642,426
Payables to insurance and reinsurance companies	1,418,983	1,037,722
Senior long-term debt and other debt (estimated fair value of $3,877,000 in 2024 and $3,353,000 in 2023)	4,399,876	3,779,796
Other liabilities	3,980,342	3,927,498
Total Liabilities	43,284,549	39,519,817
Redeemable noncontrolling interests	476,518	469,685
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,546,661	3,517,146
Retained earnings	12,329,827	11,353,101
Accumulated other comprehensive loss	(618,355)	(478,210)
Total Shareholders' Equity	15,850,024	14,983,928
Noncontrolling interests	98,530	72,280
Total Equity	15,948,554	15,056,208
Total Liabilities and Equity	$59,709,621	$55,045,710

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,077,099	$2,031,143	$4,204,726	$3,998,847
Net investment income	223,061	169,693	441,330	329,028
Net investment gains (losses)	(130,017)	484,527	772,264	857,090
Products revenues	847,219	784,882	1,448,059	1,362,808
Services and other revenues	684,481	672,291	1,302,119	1,238,152
Total Operating Revenues	3,701,843	4,142,536	8,168,498	7,785,925
OPERATING EXPENSES
Losses and loss adjustment expenses	1,232,575	1,187,876	2,520,322	2,360,890
Underwriting, acquisition and insurance expenses	710,295	697,887	1,449,047	1,373,592
Products expenses	693,693	651,469	1,216,940	1,167,225
Services and other expenses	611,063	590,817	1,147,901	1,071,436
Amortization of acquired intangible assets	44,237	44,423	88,522	88,822
Total Operating Expenses	3,291,863	3,172,472	6,422,732	6,061,965
Operating Income	409,980	970,064	1,745,766	1,723,960
Interest expense	(52,597)	(47,221)	(98,145)	(96,659)
Foreign exchange gains (losses)	8,711	(14,976)	60,211	(47,904)
Income Before Income Taxes	366,094	907,867	1,707,832	1,579,397
Income tax expense	(76,244)	(191,937)	(368,800)	(325,668)
Net Income	289,850	715,930	1,339,032	1,253,729
Net income attributable to noncontrolling interests	(22,149)	(20,419)	(46,147)	(69,566)
Net Income to Shareholders	267,701	695,511	1,292,885	1,184,163
Preferred stock dividends	(18,000)	(18,000)	(18,000)	(18,000)
Net Income to Common Shareholders	$249,701	$677,511	$1,274,885	$1,166,163

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized losses on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$(40,299)	$(134,991)	$(168,724)	$26,215
Reclassification adjustments for net losses in net income	11,429	405	17,152	3,399
Change in net unrealized losses on available-for-sale investments, net of taxes	(28,870)	(134,586)	(151,572)	29,614
Change in discount rate for life and annuity benefits, net of taxes	5,973	3,224	12,391	(5,828)
Change in foreign currency translation adjustments, net of taxes	(455)	361	(930)	2,940
Change in net actuarial pension loss, net of taxes	19	18	39	36
Total Other Comprehensive Income (Loss)	(23,333)	(130,983)	(140,072)	26,762
Comprehensive Income	266,517	584,947	1,198,960	1,280,491
Comprehensive income attributable to noncontrolling interests	(22,161)	(20,398)	(46,219)	(69,577)
Comprehensive Income to Shareholders	$244,356	$564,549	$1,152,741	$1,210,914

NET INCOME PER COMMON SHARE
Basic	$18.66	$50.20	$94.40	$87.50
Diluted	$18.62	$50.09	$94.24	$87.34

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended June 30, 2024	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
March 31, 2024	$591,891	$3,547,912	$12,184,925	$(595,009)	$15,729,719	$87,804	$15,817,523	$499,993
Net income			267,701	—	267,701	7,903	275,604	14,246
Other comprehensive income (loss)			—	(23,345)	(23,345)	—	(23,345)	12
Comprehensive income					244,356	7,903	252,259	14,258
Repurchase of common stock	—	—	(99,310)	—	(99,310)	—	(99,310)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Equity awards expensed	—	8,345	—	—	8,345	—	8,345	—
Adjustment of redeemable noncontrolling interests	—	—	(6,100)	—	(6,100)	—	(6,100)	6,100
Purchase of noncontrolling interests	—	(9,596)	—	—	(9,596)	—	(9,596)	(36,896)
Other	—	—	611	(1)	610	2,823	3,433	(6,937)
June 30, 2024	$591,891	$3,546,661	$12,329,827	$(618,355)	$15,850,024	$98,530	$15,948,554	$476,518

Six Months Ended June 30, 2024	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2023	$591,891	$3,517,146	$11,353,101	$(478,210)	$14,983,928	$72,280	$15,056,208	$469,685
Net income			1,292,885	—	1,292,885	23,427	1,316,312	22,720
Other comprehensive income (loss)			—	(140,144)	(140,144)	—	(140,144)	72
Comprehensive income					1,152,741	23,427	1,176,168	22,792
Repurchase of common stock	—	—	(260,192)	—	(260,192)	—	(260,192)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Equity awards expensed	—	39,111	—	—	39,111	—	39,111	—
Adjustment of redeemable noncontrolling interests	—	—	(38,702)	—	(38,702)	—	(38,702)	38,702
Purchase of noncontrolling interests	—	(9,596)	—	—	(9,596)	—	(9,596)	(36,896)
Other	—	—	735	(1)	734	2,823	3,557	(17,765)
June 30, 2024	$591,891	$3,546,661	$12,329,827	$(618,355)	$15,850,024	$98,530	$15,948,554	$476,518

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended June 30, 2023	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
March 31, 2023	$591,891	$3,506,972	$10,255,401	$(609,781)	$13,744,483	$44,838	$13,789,321	$491,883
Net income			695,511	—	695,511	8,745	704,256	11,674
Other comprehensive loss			—	(130,962)	(130,962)	—	(130,962)	(21)
Comprehensive income					564,549	8,745	573,294	11,653
Repurchase of common stock	—	—	(105,197)	—	(105,197)	—	(105,197)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Equity awards expensed	—	4,830	—	—	4,830	—	4,830	—
Adjustment of redeemable noncontrolling interests	—	—	(5,758)	—	(5,758)	—	(5,758)	5,758
Purchase of noncontrolling interest	—	3,931	—	—	3,931	—	3,931	(36,431)
Other	—	(371)	(2,968)	—	(3,339)	(1)	(3,340)	(8,421)
June 30, 2023	$591,891	$3,515,362	$10,818,989	$(740,743)	$14,185,499	$53,582	$14,239,081	$464,442

Six Months Ended June 30, 2023	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2022	$591,891	$3,493,893	$9,832,804	$(767,494)	$13,151,094	$62,791	$13,213,885	$523,154
Net income			1,184,163	—	1,184,163	53,438	1,237,601	16,128
Other comprehensive income			—	26,751	26,751	—	26,751	11
Comprehensive income					1,210,914	53,438	1,264,352	16,139
Repurchase of common stock	—	—	(187,161)	—	(187,161)	—	(187,161)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Equity awards expensed	—	26,528	—	—	26,528	—	26,528	—
Adjustment of redeemable noncontrolling interests	—	—	7,715	—	7,715	—	7,715	(7,715)
Purchase of noncontrolling interest	—	(4,688)	—	—	(4,688)	—	(4,688)	(49,477)
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(62,646)	(62,646)	—
Other	—	(371)	(532)	—	(903)	(1)	(904)	(17,659)
June 30, 2023	$591,891	$3,515,362	$10,818,989	$(740,743)	$14,185,499	$53,582	$14,239,081	$464,442

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
(dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,339,032	$1,253,729
Adjustments to reconcile net income to net cash provided by operating activities	(129,753)	(245,108)
Net Cash Provided By Operating Activities	1,209,279	1,008,621
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	1,184,109	993,834
Cost of fixed maturity securities purchased	(1,969,203)	(1,771,986)
Proceeds from sales of equity securities	64,905	138,702
Cost of equity securities purchased	(288,247)	(293,322)
Net change in short-term investments	(161,306)	675,339
Cost of other investments purchased	(66,207)	(83,490)
Additions to property and equipment	(129,148)	(79,443)
Acquisitions, net of cash acquired	(207,231)	—
Proceeds from sales of subsidiaries, net	—	41,302
Other	14,039	5,503
Net Cash Used By Investing Activities	(1,558,289)	(373,561)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	1,101,516	356,085
Repayment of senior long-term debt and other debt	(493,786)	(646,264)
Repurchases of common stock	(260,192)	(187,161)
Dividends paid on preferred stock	(18,000)	(18,000)
Redemption of Markel CATCo Re noncontrolling interests	—	(88,997)
Purchase of noncontrolling interests	(46,492)	(21,665)
Other	(27,851)	(23,879)
Net Cash Provided (Used) By Financing Activities	255,195	(629,881)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(22,217)	14,237
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(116,032)	19,416
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,332,034	5,221,513
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,216,002	$5,240,929

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

a) Basis of Presentation. The consolidated balance sheet as of June 30, 2024 and the related consolidated statements of income and comprehensive income and changes in equity for the quarters and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2023 was derived from Markel Group's audited annual consolidated financial statements.

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

The Company's Investing segment includes all investing activities related to the Company's insurance operations, as well as investing activities at Markel Group. Invested assets managed through the Investing segment include the Company's portfolio of publicly traded fixed maturity and equity securities, as well as cash and short-term investments.

The Markel Ventures segment primarily consists of controlling interests in a diverse portfolio of businesses that operate in various industries. The Company's chief operating decision maker reviews and assesses Markel Ventures' performance in the aggregate, as a single operating segment.

Segment profit for all of the Company's segments is measured by operating income. Segment operating income excludes amortization of intangible assets arising from purchase accounting for acquisitions, which the chief operating decision maker does not consider in assessing the financial performance of, or allocating resources to, operating segments. Amortization of acquired intangible assets is considered a corporate expense because it is not a cost of operating the underlying businesses. For the Insurance and Reinsurance segments, segment operating income is typically consistent with underwriting profit, which the property and casualty insurance industry commonly defines as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Segment operating income for these two segments may also include other revenues and expenses that are not captured in underwriting profit.

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

	Quarter Ended June 30, 2024
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$1,813,003	$264,630	$—	$—	$(534)	$—	$2,077,099
Net investment income	—	—	220,454	2,607	—	—	223,061
Net investment losses	—	—	(130,017)	—	—	—	(130,017)
Products revenues	—	—	—	847,219	—	—	847,219
Services and other revenues	—	—	9,357	603,955	71,169	—	684,481
Total operating revenues	1,813,003	264,630	99,794	1,453,781	70,635	—	3,701,843
Losses and loss adjustment expenses:
Current accident year	(1,191,955)	(184,895)	—	—	—	—	(1,376,850)
Prior accident years	146,603	(2,414)	—	—	86	—	144,275
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(358,158)	(63,481)	—	—	—	—	(421,639)
Other underwriting expenses	(276,314)	(12,519)	—	—	177	—	(288,656)
Products expenses	—	—	—	(693,693)	—	—	(693,693)
Services and other expenses	—	—	—	(582,590)	(28,473)	—	(611,063)
Amortization of acquired intangible assets						(44,237)	(44,237)
Operating income	$133,179	$1,321	$99,794	$177,498	$42,425	$(44,237)	$409,980
Interest expense							(52,597)
Net foreign exchange gains							8,711
Income before income taxes							$366,094

	Quarter Ended June 30, 2023
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$1,763,186	$268,288	$—	$—	$(331)	$—	$2,031,143
Net investment income	—	—	168,927	766	—	—	169,693
Net investment gains	—	—	484,527	—	—	—	484,527
Products revenues	—	—	—	784,882	—	—	784,882
Services and other revenues	—	—	(6,378)	600,931	77,738	—	672,291
Total operating revenues	1,763,186	268,288	647,076	1,386,579	77,407	—	4,142,536
Losses and loss adjustment expenses:
Current accident year	(1,079,450)	(176,317)	—	—	—	—	(1,255,767)
Prior accident years	61,562	7,974	—	—	(1,645)	—	67,891
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(367,145)	(71,574)	—	—	—	—	(438,719)
Other underwriting expenses	(243,502)	(13,187)	—	—	(2,479)	—	(259,168)
Products expenses	—	—	—	(651,469)	—	—	(651,469)
Services and other expenses	—	—	—	(565,060)	(25,757)	—	(590,817)
Amortization of acquired intangible assets						(44,423)	(44,423)
Operating income	$134,651	$15,184	$647,076	$170,050	$47,526	$(44,423)	$970,064
Interest expense							(47,221)
Net foreign exchange losses							(14,976)
Income before income taxes							$907,867

	Six Months Ended June 30, 2024
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$3,687,464	$517,969	$—	$—	$(707)	$—	$4,204,726
Net investment income	—	—	437,658	3,672	—	—	441,330
Net investment gains	—	—	772,264	—	—	—	772,264
Products revenues	—	—	—	1,448,059	—	—	1,448,059
Services and other revenues	—	—	30,203	1,142,656	129,260	—	1,302,119
Total operating revenues	3,687,464	517,969	1,240,125	2,594,387	128,553	—	8,168,498
Losses and loss adjustment expenses:
Current accident year	(2,393,510)	(348,110)	—	—	—	—	(2,741,620)
Prior accident years	243,784	(5,812)	—	—	(16,674)	—	221,298
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(731,936)	(124,290)	—	—	—	—	(856,226)
Other underwriting expenses	(565,313)	(26,426)	—	—	(1,082)	—	(592,821)
Products expenses	—	—	—	(1,216,940)	—	—	(1,216,940)
Services and other expenses	—	—	—	(1,096,034)	(51,867)	—	(1,147,901)
Amortization of acquired intangible assets						(88,522)	(88,522)
Operating income	$240,489	$13,331	$1,240,125	$281,413	$58,930	$(88,522)	$1,745,766
Interest expense							(98,145)
Net foreign exchange gains							60,211
Income before income taxes							$1,707,832

	Six Months Ended June 30, 2023
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$3,474,110	$525,522	$—	$—	$(785)	$—	$3,998,847
Net investment income	—	—	327,521	1,507	—	—	329,028
Net investment gains	—	—	857,090	—	—	—	857,090
Products revenues	—	—	—	1,362,808	—	—	1,362,808
Services and other revenues	—	—	(8,758)	1,126,944	119,966	—	1,238,152
Total operating revenues	3,474,110	525,522	1,175,853	2,491,259	119,181	—	7,785,925
Losses and loss adjustment expenses:
Current accident year	(2,156,996)	(343,102)	—	—	—	—	(2,500,098)
Prior accident years	124,190	16,678	—	—	(1,660)	—	139,208
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(727,499)	(133,352)	—	—	—	—	(860,851)
Other underwriting expenses	(482,650)	(26,328)	—	—	(3,763)	—	(512,741)
Products expenses	—	—	—	(1,167,225)	—	—	(1,167,225)
Services and other expenses	—	—	—	(1,061,806)	(9,630)	—	(1,071,436)
Amortization of acquired intangible assets						(88,822)	(88,822)
Operating income	$231,155	$39,418	$1,175,853	$262,228	$104,128	$(88,822)	$1,723,960
Interest expense							(96,659)
Net foreign exchange losses							(47,904)
Income before income taxes							$1,579,397

b) The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	June 30, 2024	December 31, 2023
Segment assets:
Investing	$32,394,504	$30,542,282
Underwriting	10,965,840	9,897,689
Markel Ventures	5,839,116	5,519,542
Total segment assets	49,199,460	45,959,513
Other insurance operations	10,510,161	9,086,197
Total assets	$59,709,621	$55,045,710

3. Acquisition

Valor Environmental

In June 2024, the Company acquired 98% of Valor Environmental (Valor), an environmental services company providing erosion control and related services to commercial development sites and homebuilders throughout the United States. The Company has the option to acquire the remaining equity interests and the remaining equity holders have the option to sell their interests to the Company in the future. Total consideration for the transaction was $156.4 million, all of which was cash. The purchase price was preliminarily allocated to the acquired assets and liabilities of Valor based on estimated fair value at the acquisition date. The Company recognized goodwill of $107.5 million and intangible assets of $49.0 million. Goodwill is primarily attributable to expected future earnings and cash flow potential of Valor, and it is not expected to be deductible for income tax purposes. Results attributable to Valor will be included in the Company's Markel Ventures segment beginning in the third quarter of 2024.

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

	June 30, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$4,600,441	$7,250	$(83,294)	$4,524,397
U.S. government-sponsored enterprises	1,347,637	3,567	(103,335)	1,247,869
Obligations of states, municipalities and political subdivisions	4,000,057	6,859	(214,490)	3,792,426
Foreign governments	1,984,422	1,915	(138,458)	1,847,879
Commercial mortgage-backed securities	2,325,529	3,433	(129,334)	2,199,628
Residential mortgage-backed securities	433,954	143	(21,647)	412,450
Corporate bonds	1,029,755	4,268	(81,158)	952,865
Total fixed maturity securities	15,721,795	27,435	(771,716)	14,977,514
Short-term investments	2,788,636	531	(1,409)	2,787,758
Investments, available-for-sale	$18,510,431	$27,966	$(773,125)	$17,765,272

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$3,811,293	$35,824	$(62,404)	$3,784,713
U.S. government-sponsored enterprises	1,225,426	7,292	(89,904)	1,142,814
Obligations of states, municipalities and political subdivisions	4,196,096	14,787	(181,578)	4,029,305
Foreign governments	1,858,845	21,450	(96,874)	1,783,421
Commercial mortgage-backed securities	2,371,406	8,605	(136,353)	2,243,658
Residential mortgage-backed securities	491,949	334	(21,861)	470,422
Corporate bonds	977,271	13,043	(71,915)	918,399
Total fixed maturity securities	14,932,286	101,335	(660,889)	14,372,732
Short-term investments	2,564,620	7,155	(393)	2,571,382
Investments, available-for-sale	$17,496,906	$108,490	$(661,282)	$16,944,114

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position. Unrealized losses on available-for-sale investments are typically the result of declines in the fair value of the investments due to increases in interest rates.

	June 30, 2024
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$1,851,326	$(13,288)	$1,626,173	$(70,006)	$3,477,499	$(83,294)
U.S. government-sponsored enterprises	175,742	(1,717)	842,483	(101,618)	1,018,225	(103,335)
Obligations of states, municipalities and political subdivisions	644,166	(6,282)	2,663,971	(208,208)	3,308,137	(214,490)
Foreign governments	421,032	(6,875)	1,019,706	(131,583)	1,440,738	(138,458)
Commercial mortgage-backed securities	246,505	(1,957)	1,706,126	(127,377)	1,952,631	(129,334)
Residential mortgage-backed securities	25,119	(603)	373,828	(21,044)	398,947	(21,647)
Corporate bonds	186,931	(3,853)	575,024	(77,305)	761,955	(81,158)
Total fixed maturity securities	3,550,821	(34,575)	8,807,311	(737,141)	12,358,132	(771,716)
Short-term investments	2,548,368	(1,409)	—	—	2,548,368	(1,409)
Total	$6,099,189	$(35,984)	$8,807,311	$(737,141)	$14,906,500	$(773,125)

At June 30, 2024, the Company held 1,575 available-for-sale securities in an unrealized loss position with a total estimated fair value of $14.9 billion and gross unrealized losses of $773.1 million. Of these 1,575 securities, 1,223 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $8.8 billion and gross unrealized losses of $737.1 million.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses for any available-for-sale securities as of June 30, 2024 or December 31, 2023.

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

c) The amortized cost and estimated fair value of fixed maturity securities at June 30, 2024 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,076,011	$1,062,673
Due after one year through five years	5,685,191	5,482,759
Due after five years through ten years	4,727,163	4,508,491
Due after ten years	1,473,947	1,311,513
	12,962,312	12,365,436
Commercial mortgage-backed securities	2,325,529	2,199,628
Residential mortgage-backed securities	433,954	412,450
Total fixed maturity securities	$15,721,795	$14,977,514

d) The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Interest:
Fixed maturity securities	$121,189	$88,419	$240,665	$170,547
Short-term investments	31,654	23,712	63,838	50,331
Cash and cash equivalents and restricted cash and cash equivalents	42,542	35,491	81,620	63,092
Dividends on equity securities	31,831	26,352	64,524	53,834
	227,216	173,974	450,647	337,804
Investment expenses	(4,155)	(4,281)	(9,317)	(8,776)
Net investment income	$223,061	$169,693	$441,330	$329,028

e) The following table presents the components of net investment gains (losses) included in net income and the change in net unrealized losses included in other comprehensive income (loss). Gross realized investment gains and losses on fixed maturity securities, short-term investments and other investments were not material to the consolidated financial statements and are presented on a net basis in the following table.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Fixed maturity securities, short-term investments and other investments:
Net realized investment gains (losses)	$(14,007)	$1,155	$(18,495)	$(2,066)
Equity securities:
Change in fair value of securities sold during the period	(4,654)	2,434	(4,611)	13,487
Change in fair value of securities held at the end of the period	(111,356)	480,938	795,370	845,669
Total change in fair value	(116,010)	483,372	790,759	859,156
Net investment gains (losses)	$(130,017)	$484,527	$772,264	$857,090
Change in net unrealized losses on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$(36,240)	$(167,992)	$(184,727)	$41,187
Short-term investments	(358)	(2,578)	(7,640)	(3,388)
Net increase (decrease)	$(36,598)	$(170,570)	$(192,367)	$37,799

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$4,524,397	$—	$4,524,397
U.S. government-sponsored enterprises	—	1,247,869	—	1,247,869
Obligations of states, municipalities and political subdivisions	—	3,792,426	—	3,792,426
Foreign governments	—	1,847,879	—	1,847,879
Commercial mortgage-backed securities	—	2,199,628	—	2,199,628
Residential mortgage-backed securities	—	412,450	—	412,450
Corporate bonds	—	952,865	—	952,865
Total fixed maturity securities, available-for-sale	—	14,977,514	—	14,977,514
Equity securities:
Insurance, banks and other financial institutions	4,101,406	—	1,321	4,102,727
Industrial, consumer and all other	6,490,117	—	—	6,490,117
Total equity securities	10,591,523	—	1,321	10,592,844
Short-term investments, available-for-sale	2,633,686	154,072	—	2,787,758
Total investments	$13,225,209	$15,131,586	$1,321	$28,358,116

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$3,784,713	$—	$3,784,713
U.S. government-sponsored enterprises	—	1,142,814	—	1,142,814
Obligations of states, municipalities and political subdivisions	—	4,029,305	—	4,029,305
Foreign governments	—	1,783,421	—	1,783,421
Commercial mortgage-backed securities	—	2,243,658	—	2,243,658
Residential mortgage-backed securities	—	470,422	—	470,422
Corporate bonds	—	918,399	—	918,399
Total fixed maturity securities, available-for-sale	—	14,372,732	—	14,372,732
Equity securities:
Insurance, banks and other financial institutions	3,694,375	—	994	3,695,369
Industrial, consumer and all other	5,882,502	—	—	5,882,502
Total equity securities	9,576,877	—	994	9,577,871
Short-term investments, available-for-sale	2,402,099	169,283	—	2,571,382
Total investments	$11,978,976	$14,542,015	$994	$26,521,985

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2024 and 2023.

6. Equity Method Investments

The Company's equity method investments, which are included in other assets on the consolidated balance sheets, totaled $657.5 million and $605.9 million as of June 30, 2024 and December 31, 2023, respectively. The Company's proportionate share of earnings in its equity method investments was income of $10.7 million and $36.6 million for the quarter and six months ended June 30, 2024, respectively, and losses of $7.1 million and $8.7 million for the quarter and six months ended June 30, 2023, respectively.

The Company's most significant equity method investment is an investment in Hagerty, Inc. (Hagerty), which is accounted for on a quarter lag. Hagerty is an automotive enthusiast brand offering integrated membership products and programs as well as a specialty insurance provider focused on the global automobile enthusiast market. The Company's ownership interest in Hagerty was 23% as of June 30, 2024 and December 31, 2023. The Company's investment is comprised of Class A common shares, which are listed for trading on the New York Stock Exchange, as well as Class V common shares, associated with the Company's original investment, that have special voting rights and can be converted on a one-for-one basis into Class A common shares. The Company accounts for its investment under the equity method as it is deemed to have the ability to exercise significant influence over Hagerty's operating and financial policies through a combination of its voting interest, its right to designate a board member and business it conducts with Hagerty. As of June 30, 2024 and December 31, 2023, the carrying value of the Company's investment in Hagerty was $236.9 million and $237.4 million, respectively.

As of June 30, 2024 and December 31, 2023, the estimated value of the Company's investment, based on the closing stock price of Hagerty's Class A common shares, was $811.2 million and $608.4 million, respectively. See note 13 for further details regarding related party transactions with Hagerty.

7. Products, Services, and Other Revenues

The following tables present revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues, along with a reconciliation to total products revenues and services and other revenues.

	Quarter Ended June 30,
	2024			2023
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$840,636	$—	$840,636	$770,171	$—	$770,171
Services	570,319	2,415	572,734	569,399	1,784	571,183
Investment management	—	22,546	22,546	—	21,445	21,445
Total revenues from contracts with customers	1,410,955	24,961	1,435,916	1,339,570	23,229	1,362,799
Leasing revenues	37,035	—	37,035	37,305	—	37,305
Program services and other fronting	—	46,218	46,218	—	37,563	37,563
Equity method and other investments income (loss)	1,407	9,357	10,764	(387)	(6,378)	(6,765)
Disposition gain	—	—	—	—	16,923	16,923
Other	1,777	(10)	1,767	9,325	23	9,348
Total	$1,451,174	$80,526	$1,531,700	$1,385,813	$71,360	$1,457,173

	Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$1,435,228	$—	$1,435,228	$1,336,066	$—	$1,336,066
Services	1,068,609	4,548	1,073,157	1,055,880	4,638	1,060,518
Investment management	—	42,482	42,482	—	31,904	31,904
Total revenues from contracts with customers	2,503,837	47,030	2,550,867	2,391,946	36,542	2,428,488
Leasing revenues	77,788	—	77,788	79,057	—	79,057
Program services and other fronting fees	—	82,248	82,248	—	66,453	66,453
Equity method and other investments income (loss)	6,586	30,203	36,789	1,108	(8,758)	(7,650)
Disposition gain	—	—	—	—	16,923	16,923
Other	2,504	(18)	2,486	17,641	48	17,689
Total	$2,590,715	$159,463	$2,750,178	$2,489,752	$111,208	$2,600,960

In June 2023, the Company sold one of its licensed insurance subsidiaries, which resulted in a gain of $16.9 million. The gain was included in services and other revenues.

Receivables from contracts with customers were $750.0 million and $616.4 million as of June 30, 2024 and December 31, 2023, respectively.

8. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Gross reserves for losses and loss adjustment expenses, beginning of year	$23,483,321	$20,947,898
Reinsurance recoverables on unpaid losses, beginning of year	8,820,567	7,994,884
Net reserves for losses and loss adjustment expenses, beginning of year	14,662,754	12,953,014
Effect of foreign currency rate changes on beginning of year balance	(41,045)	46,000
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	14,621,709	12,999,014
Incurred losses and loss adjustment expenses:
Current accident year	2,741,620	2,500,098
Prior accident years	(221,298)	(139,208)
Total incurred losses and loss adjustment expenses	2,520,322	2,360,890
Payments:
Current accident year	196,079	164,713
Prior accident years	1,639,765	1,461,051
Total payments	1,835,844	1,625,764
Effect of foreign currency rate changes on current year activity	(1,272)	(2,949)
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re (see note 12)	(25,726)	(131,874)
Reinsurance recoverable for retroactive reinsurance transaction	—	(125,067)
Net reserves for losses and loss adjustment expenses, end of period	15,279,189	13,474,250
Reinsurance recoverables on unpaid losses	9,367,429	7,900,563
Gross reserves for losses and loss adjustment expenses, end of period	$24,646,618	$21,374,813

For the six months ended June 30, 2024, prior accident years losses and loss adjustment expenses included $221.3 million of favorable development on prior years loss reserves, which included $190.7 million of favorable development on the Company's international professional liability, marine and energy, credit and surety and general liability product lines within its Insurance segment.

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

9. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended June 30,
	2024				2023
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,356,536	$564,851	$(642,448)	$2,278,939	$2,285,739	$448,837	$(526,562)	$2,208,014
Earned	$2,149,773	$414,488	$(487,002)	$2,077,259	$2,025,324	$424,404	$(418,264)	$2,031,464
Program services and other fronting:
Written	943,140	847,603	(1,790,903)	(160)	824,171	229,438	(1,053,930)	(321)
Earned	811,377	240,844	(1,052,381)	(160)	649,562	159,075	(808,958)	(321)
Consolidated:
Written	$3,299,676	$1,412,454	$(2,433,351)	$2,278,779	$3,109,910	$678,275	$(1,580,492)	$2,207,693
Earned	$2,961,150	$655,332	$(1,539,383)	$2,077,099	$2,674,886	$583,479	$(1,227,222)	$2,031,143

	Six Months Ended June 30,
	2024				2023
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$4,464,003	$1,233,550	$(1,186,404)	$4,511,149	$4,255,102	$1,137,732	$(966,591)	$4,426,243
Earned	$4,348,011	$807,430	$(950,382)	$4,205,059	$3,997,200	$823,123	$(820,704)	$3,999,619
Program services and other fronting:
Written	1,688,098	1,266,878	(2,955,309)	(333)	1,397,382	433,981	(1,832,135)	(772)
Earned	1,515,059	364,115	(1,879,507)	(333)	1,290,675	233,792	(1,525,239)	(772)
Consolidated:
Written	$6,152,101	$2,500,428	$(4,141,713)	$4,510,816	$5,652,484	$1,571,713	$(2,798,726)	$4,425,471
Earned	$5,863,070	$1,171,545	$(2,829,889)	$4,204,726	$5,287,875	$1,056,915	$(2,345,943)	$3,998,847

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the quarter and six months ended June 30, 2024 and 2023 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 43% and 40% for the quarter and six months ended June 30, 2024, respectively, and 38% and 37% for the quarter and six months ended June 30, 2023, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 32% and 28% for the quarter and six months ended June 30, 2024, respectively, and 29% and 26% for the quarter and six months ended June 30, 2023, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations were ceded. These gross losses totaled $593.9 million and $1.2 billion for the quarter and six months ended June 30, 2024, respectively, and $594.7 million and $1.1 billion for the quarter and six months ended June 30, 2023, respectively.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Gross losses and loss adjustment expenses	$1,577,820	$1,476,189	$3,271,667	$2,868,537
Ceded losses and loss adjustment expenses	(345,224)	(288,676)	(751,391)	(507,931)
Net losses and loss adjustment expenses	$1,232,596	$1,187,513	$2,520,276	$2,360,606

10. Life and Annuity Benefits

The Company's run-off block of life and annuity reinsurance contracts consists primarily of Euro and U.S. Dollar denominated life-contingent payout annuities and traditional and universal life contracts. The following table presents the components of the Company's liabilities for life and annuity benefits.

(dollars in thousands)	June 30, 2024	December 31, 2023
Liability for future policyholder benefits	$507,926	$557,763
Deferred profit liability	49,238	52,287
Other	37,585	39,004
Total	$594,749	$649,054

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

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Liability for future policyholder benefits, beginning of year	$557,763	$554,366
Liability for future policyholder benefits at original discount rate, beginning of year	642,877	667,761
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	—
Adjusted liability for future policyholder benefits, beginning of year	642,877	667,761
Interest accretion	7,113	7,594
Benefit payments	(25,750)	(26,661)
Effect of foreign currency rate changes	(15,515)	6,926
Liability for future policyholder benefits at original discount rate, end of period	608,725	655,620
Cumulative effect of changes in discount rate assumptions	(100,799)	(106,019)
Liability for future policyholder benefits, end of period (1)	$507,926	$549,601
(1)    The undiscounted liability for future policyholder benefits was $779.6 million and $843.3 million as of June 30, 2024 and 2023, respectively.

The following table summarizes additional details for the Company's liability for future policyholder benefits.

	June 30, 2024	December 31, 2023
Weighted-average interest rate:
Interest accretion rate	2.3%	2.3%
Current discount rate	4.3%	3.8%
Weighted-average liability duration	8.2 years	8.6 years

11. Senior Long-Term Debt and Other Debt

In May 2024, the Company issued $600 million of 6.0% unsecured senior notes due May 2054. Net proceeds to the Company were $592.6 million, before expenses. The Company intends to use these proceeds for general corporate purposes, which may include the redemption, in whole or in part, of the Company's outstanding preferred shares. As of June 30, 2024, the Company had 600,000 preferred shares issued and outstanding, which the Company has the option to redeem, in whole or in part, on June 1, 2025, at $1,000 per preferred share, plus accrued and unpaid dividends.

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

The Company has received a return of $24.9 million of the initial cash funding provided, and the related preference shares were redeemed. As of June 30, 2024 and December 31, 2023, the Company's investment in the remaining preference shares of Markel CATCo Re totaled $20.1 million, which comprised 16% and 23%, respectively, of the equity of Markel CATCo Re. Through that investment, the Company has exposure to adverse loss development on reinsurance contracts previously written by Markel CATCo Re for loss events that occurred from 2014 to 2020. If loss reserves held by Markel CATCo Re are sufficient to settle claims on the remaining open contracts, the Company will receive a full return of the remaining $20.1 million in capital. Favorable development on loss reserves held by Markel CATCo Re, less operating expenses, will be distributed to the Markel CATCo Funds, and ultimately to investors in the Markel CATCo Funds.

Markel CATCo Re is considered a VIE, as the equity at risk does not have the right to receive residual returns that exceed the capital provided by the Company in the buy-out transaction. As a result of the preference shares acquired by the Company in the buy-out transaction, and the voting shares held by its consolidated subsidiary, MCIM, the Company consolidates Markel CATCo Re as its primary beneficiary. Results attributed to the run-off of Markel CATCo Re are reported with the Company's other insurance operations, within services and other revenues and expenses, and are not included in a reportable segment. Favorable loss reserve development on the run-off of reinsurance contracts written by Markel CATCo Re was $8.4 million and $24.1 million for the quarter and six months ended June 30, 2024, respectively, and $8.7 million and $53.5 million for the quarter and six months ended June 30, 2023, respectively. For all periods, the favorable development was included in services and other expenses and attributable to noncontrolling interests. During the six months ended June 30, 2023, $62.6 million of preference shares of Markel CATCo Re held by noncontrolling interests were redeemed.

The Company's consolidated balance sheets include the following amounts attributable to Markel CATCo Re.

(dollars in thousands)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$108,625	$91,301
Restricted cash and cash equivalents	156,548	173,800
Other assets and receivables due from cedents	18,992	19,292
Total Assets	$284,165	$284,393

Liabilities and Equity
Unpaid losses and loss adjustment expenses	$159,242	$184,967
Other liabilities	824	1,842
Total Liabilities	160,066	186,809
Shareholders' equity	21,139	21,139
Noncontrolling interests	102,960	76,445
Total Equity	124,099	97,584
Total Liabilities and Equity	$284,165	$284,393

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

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate and specialty markets, Nephila also acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies, Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). Nephila receives management fees for investment and insurance management services provided through its insurance-linked securities operations, and, for certain funds, incentive fees based on their annual performance. For the quarter and six months ended June 30, 2024, total revenues attributed to unconsolidated entities managed by Nephila were $21.8 million and $41.1 million, respectively. For the quarter and six months ended June 30, 2023, total revenues attributed to unconsolidated entities managed by Nephila were $20.8 million and $30.6 million, respectively.

Through the Company's program services and other fronting operations, the Company has programs with Nephila through which the Company writes insurance policies that are fully ceded to the Nephila Reinsurers. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write U.S. catastrophe-exposed property and specialty risks that are then ceded to the Nephila Reinsurers. Gross premiums written through the Company's program services and other fronting platforms on behalf of Nephila were $741.7 million and $1.1 billion for the quarter and six months ended June 30, 2024, respectively, and $297.4 million and $534.3 million for the quarter and six months ended June 30, 2023, respectively, all of which were ceded to the Nephila Reinsurers.

As of June 30, 2024 and December 31, 2023, reinsurance recoverables on the consolidated balance sheets included $687.1 million and $794.3 million, respectively, due from the Nephila Reinsurers. Under its programs with the Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

Beginning in 2024, in order for the Nephila Reinsurers to obtain reinsurance protection for a portion of their exposures, the Company also fronted ceded reinsurance contracts, primarily in the form of industry loss warranties, for the Nephila Reinsurers. Through this arrangement, the underlying risk of the Nephila Reinsurers was retroceded back to the Company and then fully ceded to third-party reinsurers. For the quarter and six months ended June 30, 2024, the Company's gross written premiums from the Nephila Reinsurers under this program were $168.0 million, all of which were ceded to third parties.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Gross written premiums attributable to Hagerty	$275,642	$236,225	$473,924	$401,196
Premiums ceded to Hagerty Re	$211,052	$181,841	$363,737	$306,469

As of June 30, 2024 and December 31, 2023, reinsurance recoverables on the consolidated balance sheets included $239.4 million and $214.8 million, respectively, due from Hagerty Re.

14. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Quarter Ended June 30,		Six Months Ended June 30,
(shares in ones)	2024	2023	2024	2023
Issued and outstanding common shares, beginning of period	13,023,511	13,361,613	13,131,672	13,422,692
Issuance of common shares	2,603	1,495	3,987	3,312
Repurchase of common shares	(64,082)	(78,110)	(173,627)	(141,006)
Issued and outstanding common shares, end of period	12,962,032	13,284,998	12,962,032	13,284,998

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at June 30, 2024 and December 31, 2023. The Company declared and paid dividends on preferred shares of $18.0 million, or $30 per share, in both the quarters ended June 30, 2024 and 2023.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income to common shareholders	$249,701	$677,511	$1,274,885	$1,166,163
Adjustment of redeemable noncontrolling interests	(6,100)	(5,758)	(38,702)	7,715
Adjusted net income to common shareholders	$243,601	$671,753	$1,236,183	$1,173,878

Basic common shares outstanding	13,053	13,382	13,095	13,416
Dilutive potential common shares from restricted stock units and restricted stock	28	29	23	25
Diluted common shares outstanding	13,081	13,411	13,118	13,441
Basic net income per common share	$18.66	$50.20	$94.40	$87.50
Diluted net income per common share	$18.62	$50.09	$94.24	$87.34

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

The Nephila Reinsurers subscribe to various property, climate, and specialty reinsurance contracts based on their investors' risk profiles, including business ceded by our program services and other fronting platforms. See note 13 of the notes to consolidated financial statements for further details regarding transactions with entities managed through our Nephila operations.

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

We allocate resources to and assess the performance of these various businesses in the aggregate as the Markel Ventures segment. The following types of businesses are included in this segment: construction services, consumer and building products, transportation-related products, equipment manufacturing products and consulting services. These businesses offer various types of products and services to businesses and consumers across many markets. All of our businesses in this segment are headquartered in the U.S., with subsidiaries of certain businesses located outside of the U.S.

In June 2024, we acquired 98% of Valor Environmental (Valor), an environmental services company providing erosion control and related services to commercial development sites and homebuilders throughout the United States. Results attributable to Valor will be included in our Markel Ventures segment beginning in the third quarter of 2024. See note 3 of the notes to consolidated financial statements for additional details related to this acquisition. Additionally, our Markel Ventures businesses make strategic acquisitions from time to time that impact the results of the Markel Ventures segment but are not material to Markel Group.

Results of Operations

The following table presents the components of operating revenues.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Insurance segment	$1,813,003	$1,763,186	$3,687,464	$3,474,110
Reinsurance segment	264,630	268,288	517,969	525,522
Other insurance operations	70,635	77,407	128,553	119,181
Insurance operations	2,148,268	2,108,881	4,333,986	4,118,813
Net investment income	220,454	168,927	437,658	327,521
Net investment gains (losses)	(130,017)	484,527	772,264	857,090
Other	9,357	(6,378)	30,203	(8,758)
Investing segment	99,794	647,076	1,240,125	1,175,853
Markel Ventures segment	1,453,781	1,386,579	2,594,387	2,491,259
Total operating revenues	$3,701,843	$4,142,536	$8,168,498	$7,785,925

The following table presents the components of operating income and comprehensive income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Operating income:
Insurance segment	$133,179	$134,651	$240,489	$231,155
Reinsurance segment	1,321	15,184	13,331	39,418
Other insurance operations	42,425	47,526	58,930	104,128
Insurance operations	176,925	197,361	312,750	374,701
Investing segment	99,794	647,076	1,240,125	1,175,853
Markel Ventures segment	177,498	170,050	281,413	262,228
Amortization of acquired intangible assets	(44,237)	(44,423)	(88,522)	(88,822)
Operating income	409,980	970,064	1,745,766	1,723,960
Interest expense	(52,597)	(47,221)	(98,145)	(96,659)
Net foreign exchange gains (losses)	8,711	(14,976)	60,211	(47,904)
Income tax expense	(76,244)	(191,937)	(368,800)	(325,668)
Net income attributable to noncontrolling interests	(22,149)	(20,419)	(46,147)	(69,566)
Net income to shareholders	267,701	695,511	1,292,885	1,184,163
Preferred stock dividends	(18,000)	(18,000)	(18,000)	(18,000)
Net income to common shareholders	249,701	677,511	1,274,885	1,166,163
Other comprehensive income (loss) to shareholders	(23,345)	(130,962)	(140,144)	26,751
Comprehensive income to shareholders	$244,356	$564,549	$1,152,741	$1,210,914

The decrease in operating income and comprehensive income to shareholders for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 was primarily due to pre-tax net investment losses of $116.0 million on our equity securities during the quarter compared to pre-tax net investment gains of $483.4 million in the same period of 2023.

The modest increase in operating income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to higher interest income across our fixed maturities securities, cash and short-term investments. The decrease in comprehensive income to shareholders for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to net unrealized losses on our available-for-sale investments in 2024 compared to net unrealized gains in 2023.

The components of comprehensive income to shareholders are discussed in further detail under "Insurance Results," "Investing Results," "Markel Ventures Results," "Other" and "Comprehensive Income to Shareholders."

Insurance Results

Our Insurance engine includes our underwriting, program services and other fronting and insurance-linked securities operations. Our underwriting operations, which are primarily comprised of our Insurance and Reinsurance segments, produce revenues primarily by underwriting insurance contracts and earning premiums in the specialty insurance market. Our program services and other fronting and ILS operations, which are the primary components of our other insurance operations, produce revenues primarily through fees earned for fronting services and investment management services, respectively. Our other insurance operations also include the underwriting results of run-off lines of business that were discontinued prior to, or in conjunction with, insurance acquisitions, and the results of our run-off life and annuity reinsurance business. The following table presents the components of our Insurance engine gross premium volume, operating revenues and operating income.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Gross premium volume:
Underwriting	$2,921,387	$2,734,576	7%	$5,697,553	$5,392,834	6%
Program services and other fronting (1)	1,790,743	1,053,609	70%	2,954,976	1,831,363	61%
Insurance operations	$4,712,130	$3,788,185	24%	$8,652,529	$7,224,197	20%

Operating revenues:
Insurance segment	$1,813,003	$1,763,186	3%	$3,687,464	$3,474,110	6%
Reinsurance segment	264,630	268,288	(1)%	517,969	525,522	(1)%
Other insurance operations	70,635	77,407	(9)%	128,553	119,181	8%
Insurance operations	$2,148,268	$2,108,881	2%	$4,333,986	$4,118,813	5%

Operating income:
Insurance segment	$133,179	$134,651	(1)%	$240,489	$231,155	4%
Reinsurance segment	1,321	15,184	(91)%	13,331	39,418	(66)%
Other insurance operations	42,425	47,526	(11)%	58,930	104,128	(43)%
Insurance operations	$176,925	$197,361	(10)%	$312,750	$374,701	(17)%
(1)    Substantially all gross premiums from our program services and other fronting operations were ceded to third parties for the quarter and six months ended June 30, 2024 and 2023.

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

In addition to the U.S. GAAP combined ratio, loss ratio and expense ratio, we also evaluate our underwriting performance using measures that exclude the impacts of certain items, such as catastrophes and other significant, infrequent loss events, on these ratios. During the six months ended June 30, 2024 and 2023, our results were not materially impacted by any such events. When analyzing our loss ratio, we evaluate losses and loss adjustment expenses attributable to the current accident year separate from losses and loss adjustment expenses attributable to prior accident years. Prior accident year reserve development, which can either be favorable or unfavorable, represents changes in our estimates of losses and loss adjustment expenses related to loss events that occurred in prior years. We believe a discussion of current accident year loss ratios, which exclude prior accident year reserve development, is helpful since it provides more insight into estimates of current underwriting performance and excludes changes in estimates related to prior year loss reserves.

The following table presents summary data for our consolidated underwriting operations, which are comprised predominantly of our Insurance and Reinsurance segments. Our consolidated underwriting results also include results from discontinued lines of business and the retained portion of our program services and other fronting operations.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Gross premium volume	$2,921,227	$2,734,255	7%	$5,697,220	$5,392,062	6%
Net written premiums	$2,278,779	$2,207,693	3%	$4,510,816	$4,425,471	2%
Earned premiums	$2,077,099	$2,031,143	2%	$4,204,726	$3,998,847	5%
Underwriting profit	$134,229	$145,380	(8)%	$235,357	$264,365	(11)%

Underwriting Ratios (1)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	66.3%	61.8%	4.5	65.2%	62.5%	2.7
Prior accident years loss ratio	(6.9)%	(3.3)%	(3.6)	(5.3)%	(3.5)%	(1.8)
Loss ratio	59.3%	58.5%	0.8	59.9%	59.0%	0.9
Expense ratio	34.2%	34.4%	(0.2)	34.5%	34.3%	0.2
Combined ratio	93.5%	92.8%	0.7	94.4%	93.4%	1.0
(1)    Amounts may not reconcile due to rounding.

Premiums

The increase in gross premium volume in our underwriting operations for the quarter and six months ended June 30, 2024 was driven by growth within both of our underwriting segments. Net retention of gross premium volume in our underwriting operations was 78% for the quarter ended June 30, 2024 compared to 81% for the same period of 2023. The decrease in net retention for the quarter ended June 30, 2024 was driven by lower retention within our Insurance segment. Net retention of gross premium volume in our underwriting operations was 79% for the six months ended June 30, 2024 compared to 82% for the same period of 2023. The decrease in net retention for the six months ended June 30, 2024 was driven by lower retention across both of our underwriting segments. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs. The increase in earned premiums in our underwriting operations for the quarter and six months ended June 30, 2024 was primarily attributable to higher gross premium volume within our Insurance segment in recent periods.

In the first half of 2024, we continued to achieve modest rate increases across our diversified product portfolio. Similar to 2023, the primary exceptions where we are seeing modest rate decreases are within our workers' compensation, public directors and officers and cyber portfolios, which is consistent with the broader market trends in these product classes. We examine each of our product classes regularly by evaluating pricing and exposure, underwriting terms and conditions, deal structure, including limits and attachment points, and our expectations around loss cost trends, among other things. We target premium growth only in product lines where we are confident in the levels of rate adequacy.

We continued to achieve rate increases within our personal lines, property and select marine and energy product lines, with property rate increases softening in the second quarter. Each of these product lines continues to be priced at a level that we believe will earn appropriate returns on capital, and, as a result, we are continuing to increase our premium writings in these lines. Additionally, we achieved notable rate increases within many of our general liability product lines with U.S. exposures, and these rate increases are generally in line with, or better than, our assumptions on loss cost trends. We are being cautious in selecting which risks to pursue and how much limit to deploy within certain subclasses of our general liability portfolio as we rebalance our general liability portfolio and focus on growth in areas of the portfolio that we project will meet our profitability requirements.

Within our global insurance and reinsurance professional liability product lines, overall, we saw modest rate decreases driven by the continued rate decreases within our public directors and officers product line. Within this product line, we are contracting our new premium writings when we believe rates are inadequate and are also allowing business to lapse. In other professional liability product lines, particularly within our international portfolio and our U.S. commercial book, we are generally seeing small rate decreases; however, these pockets of the portfolio have performed well overall, and we are continuing to pursue growth opportunities where we find the business to be adequately priced.

Combined Ratio

For the quarter and six months ended June 30, 2024, the increase in our consolidated combined ratio compared to the same period of 2023 was primarily attributable to higher attritional loss ratios on our U.S. professional liability and general liability product lines, including significant losses on our intellectual property collateral protection insurance (IP CPI) product in our Insurance segment, partially offset by the impact of more favorable development on prior years loss reserves in 2024 compared to 2023.

Intellectual Property Collateral Protection Insurance

During the quarter and six months ended June 30, 2024, we recognized losses on our recently discontinued IP CPI product in our Insurance segment. The following table summarizes the losses recognized and their impact on our Insurance segment and consolidated combined ratios. For the quarter and six months ended June 30, 2023, losses recognized on our IP CPI product did not have a notable impact on our combined ratio.

	Quarter Ended June 30, 2024			Six Months Ended June 30, 2024
	Losses and loss adjustment expenses	Point impact on combined ratio (1)		Losses and loss adjustment expenses	Point impact on combined ratio (1)
(dollars in thousands)		Insurance segment	Consolidated		Insurance segment	Consolidated
Current accident year	$52,296	2.9%	2.5%	$67,175	1.8%	1.6%
Prior accident years	4,086	0.2%	0.2%	29,657	0.8%	0.7%
Total	$56,382	3.1%	2.7%	$96,832	2.6%	2.3%
(1)    The impact on the combined ratio is calculated as associated net losses and loss adjustment expenses divided by total Insurance segment or consolidated earned premiums, as applicable. Earned premiums on our IP CPI product for the quarter and six months ended June 30, 2024 were not material.

Beginning in late 2023, we began to observe higher than expected levels of defaults on loans collateralized by intellectual property, for which we provide coverage to the lenders through our IP CPI product line. Furthermore, for loans that are in default, the intellectual property that serves as security for the loans has proven to be less valuable than we initially anticipated.

In response to these adverse developments and the product's ultimate inability to meet our profitability targets, we discontinued writing this product at the beginning of 2024. However, we continued to recognize losses on our IP CPI product line in the first half of 2024 as additional claim events occurred, which result from both a default on the loan and impairment of the underlying intellectual property. As of June 30, 2024, all losses on probable claims have been recognized, however, we believe the potential for additional claims over the next 12 to 18 months is reasonably possible, and such amounts could be material to our results of operations, financial condition and cash flows. However, we believe the impact of such losses in any future quarter is unlikely to be significantly more than what we recognized in each of the past two quarters.

Insurance Segment

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Gross premium volume	$2,514,654	$2,455,403	2%	$4,723,241	$4,553,341	4%
Net written premiums	$1,879,690	$1,946,528	(3)%	$3,634,419	$3,648,669	0%
Earned premiums	$1,813,003	$1,763,186	3%	$3,687,464	$3,474,110	6%
Underwriting profit	$133,179	$134,651	(1)%	$240,489	$231,155	4%

Underwriting Ratios (1)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	65.7%	61.2%	4.5	64.9%	62.1%	2.8
Prior accident years loss ratio	(8.1)%	(3.5)%	(4.6)	(6.6)%	(3.6)%	(3.0)
Loss ratio	57.7%	57.7%	—	58.3%	58.5%	(0.2)
Expense ratio	35.0%	34.6%	0.4	35.2%	34.8%	0.4
Combined ratio	92.7%	92.4%	0.3	93.5%	93.3%	0.2
(1)    Amounts may not reconcile due to rounding.

Premiums

The increase in gross premium volume in our Insurance segment for the quarter and six months ended June 30, 2024 was driven by new business growth and more favorable rates within our personal lines, programs, marine and energy and property product lines, partially offset by lower premium volume within select lines of our U.S. general liability product lines. For the six months ended June 30, 2024, the increase in gross premium volume was also partially offset by lower premium volume within select lines of our U.S. professional liability product lines. We have decreased writings within our risk-managed directors and officers professional liability product and our brokerage contractors, brokerage excess and umbrella and risk-managed excess casualty general liability products in response to underwriting actions aimed at achieving greater profitability within these product lines.

Net retention of gross premium volume was 75% for the quarter ended June 30, 2024 compared to 79% for the same period of 2023. Net retention of gross premium volume was 77% for the six months ended June 30, 2024 compared to 80% for the same period of 2023. The decrease in net retention for the quarter and six months ended June 30, 2024 was driven by higher cessions on our professional liability product lines in 2024 compared to 2023, as well as changes in mix of business as we grow our personal lines product lines, which have a higher cession rate than most of the segment.

The increase in earned premiums for the quarter and six months ended June 30, 2024 was primarily due to higher gross premium volume across most product lines in recent periods.

Combined Ratio: Quarter-to-Date

The increase in the Insurance segment's current accident year loss ratio for the quarter ended June 30, 2024 compared to the same period of 2023 was primarily attributable to higher attritional loss ratios within our U.S. professional liability product lines, including a three point impact of losses from our IP CPI product line, and our U.S. general liability product lines. We have increased our attritional loss ratios on certain product classes within our general liability and professional liability product lines in response to unfavorable loss development trends in recent periods.

The Insurance segment's combined ratio for the quarter ended June 30, 2024 included $146.6 million of favorable development on prior accident years loss reserves compared to $61.6 million for the same period of 2023. The increase in favorable development was primarily due to net favorable development on our general liability product lines in the second quarter of 2024, driven by our international business, compared to net adverse development on our general liability product lines in the same period of 2023, driven by our U.S. business. Additionally, we had more favorable development on our credit and surety product line in the second quarter of 2024 compared to the same period of 2023. We continue to approach reductions of prior year loss reserves on our long-tail U.S. professional liability and general liability product lines with caution given recent claims trends.

For the quarter ended June 30, 2024, favorable development was most significant on the more recent accident years within our international professional liability product lines, as well as on our credit and surety, property and personal lines product lines. The favorable development on prior years loss reserves in the second quarter of 2023 was most significant on our professional liability and property product lines.

The modest increase in the Insurance segment's expense ratio for the quarter ended June 30, 2024 compared to the same period of 2023 was primarily attributable to higher personnel costs and other general and administrative expenses, which were largely offset by a lower policy acquisition cost ratio.

Combined Ratio: Year-to-Date

The increase in the Insurance segment's current accident year loss ratio for the six months ended June 30, 2024 compared to the same period of 2023 was primarily attributable to higher attritional loss ratios within our U.S. professional liability product lines, including a two point impact of losses from our IP CPI product line, and our U.S. general liability product lines.

The Insurance segment's combined ratio for the six months ended June 30, 2024 included $243.8 million of favorable development on prior accident years loss reserves compared to $124.2 million for the same period of 2023. The increase in favorable development was primarily attributable to net favorable development on our general liability product lines during the first half of 2024, driven by our international business, compared to net adverse development on our general liability product lines in the same period of 2023, driven by our U.S. business.

For the six months ended June 30, 2024, we experienced net favorable development on all major product lines, with the most significant favorable development on our international professional liability product lines. The favorable development on prior years loss reserves in 2023 was most significant on our professional liability, property, marine and energy and workers' compensation product lines.

The modest increase in the Insurance segment's expense ratio for the six months ended June 30, 2024 compared to the same period of 2023 was primarily attributable to higher personnel costs and other general and administrative expenses, which were largely offset by a lower policy acquisition cost ratio and the favorable impact of higher earned premiums.

Reinsurance Segment

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Gross premium volume	$420,692	$281,100	50%	$973,937	$833,161	17%
Net written premiums	$399,588	$261,496	53%	$877,069	$777,587	13%
Earned premiums	$264,630	$268,288	(1)%	$517,969	$525,522	(1)%
Underwriting profit	$1,321	$15,184	(91)%	$13,331	$39,418	(66)%

Underwriting Ratios (1)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	69.9%	65.7%	4.2	67.2%	65.3%	1.9
Prior accident years loss ratio	0.9%	(3.0)%	3.9	1.1%	(3.2)%	4.3
Loss ratio	70.8%	62.7%	8.1	68.3%	62.1%	6.2
Expense ratio	28.7%	31.6%	(2.9)	29.1%	30.4%	(1.3)
Combined ratio	99.5%	94.3%	5.2	97.4%	92.5%	4.9
(1)    Amounts may not reconcile due to rounding.

Premiums

The increase in gross premium volume in our Reinsurance segment for the quarter ended June 30, 2024 was driven by the impact of favorable timing differences and increases on renewals, due to increased participation, within our professional liability product lines. The favorable timing differences within our professional liability product lines were the result of two large contracts written in the first quarter of 2023 that were renewed in the second quarter of 2024. For the six months ended June 30, 2024, the increase in gross premium volume was driven by higher gross premium volume within our marine and energy and general liability product lines, primarily attributable to new business and increases on renewals, as well as the impact of favorable timing differences and new business within our workers' compensation product line. For the six months ended June 30, 2024, these increases were partially offset by the impact of non-renewals of certain significant contracts within our professional liability product lines as a result of our continued focus on rate adequacy and only writing business that meets our underwriting profit targets. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Net retention of gross premium volume for the quarter ended June 30, 2024 was 95% compared to 93% for the same period of 2023. The increase of net retention for the quarter ended June 30, 2024 was driven by changes in mix of business, as our professional liability business is fully retained. Net retention of gross premium volume for the six months ended June 30, 2024 was 90% compared to 93% for the same period of 2023. The decrease in net retention for the six months ended June 30, 2024 was driven by the increased premium volume in our marine and energy business, which carries a higher cession rate than the segment.

The modest decrease in earned premiums for the quarter and six months ended June 30, 2024 was primarily due to lower gross premium volume within our professional liability product lines in recent periods, largely offset by higher gross premium volume within many of our other product lines in recent periods.

Combined Ratio: Quarter-to-Date

The increase in the Reinsurance segment's current accident year loss ratio for the quarter ended June 30, 2024 compared to the same period of 2023 was primarily due to the impact of unfavorable premium adjustments in 2024 compared to favorable premium adjustments in 2023, driven by our professional liability and general liability product lines.

The Reinsurance segment's combined ratio for the quarter ended June 30, 2024 included $2.4 million of adverse development on prior accident years loss reserves. For the quarter ended June 30, 2023, the combined ratio included $8.0 million of favorable development on prior accident years loss reserves, which was primarily attributable to modest favorable development across several product lines and accident years. This favorable development in 2023 was partially offset by adverse development and additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability product lines.

The decrease in the Reinsurance segment's expense ratio for the quarter ended June 30, 2024 compared to the same period of 2023 was primarily attributable to a lower policy acquisition cost ratio, driven by changes in mix of premium earnings as our professional liability business carries higher commission rates than the rest of the segment.

Combined Ratio: Year-to-Date

The increase in the Reinsurance segment's current accident year loss ratio for the six months ended June 30, 2024 compared to the same period of 2023 was primarily due to less favorable premium adjustments in 2024 compared to 2023, driven by our general liability and professional liability product lines.

The Reinsurance segment's combined ratio for the six months ended June 30, 2024 included a $5.8 million increase in prior accident years loss reserves, which was primarily attributable to additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability product lines. For the six months ended June 30, 2023, the combined ratio included $16.7 million of favorable development on prior accident years loss reserves, which was primarily attributable to favorable development on our professional liability and property product lines across several accident years. This favorable development in 2023 was partially offset by adverse development and additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability product lines.

The decrease in the Reinsurance segment's expense ratio for the six months ended June 30, 2024 compared to the same period of 2023 was primarily attributable to a lower policy acquisition cost ratio, driven by changes in mix of premium earnings as our professional liability business carries higher commission rates than the rest of the segment.

Other Insurance Operations

The following table presents the components of operating revenues and operating income attributable to our other insurance operations, which are not included in a reportable segment. We do not allocate amortization of acquired intangible assets to our operating segments, including our other insurance operations.

	Quarter Ended June 30,
	2024		2023
(dollars in thousands)	Operating revenues	Operating income (loss)	Operating revenues	Operating income (loss)
Program services and other fronting	$46,883	$34,855	$37,680	$30,596
Program services - disposition gain	—	—	16,923	16,923
Insurance-linked securities	21,834	3,474	20,803	1,762
Life and annuity (1)	(10)	(3,059)	23	(3,717)
Markel CATCo Re (2)	—	8,374	—	8,673
Other	2,462	(948)	2,309	(2,256)
	71,169	42,696	77,738	51,981
Underwriting (3)	(534)	(271)	(331)	(4,455)
Other insurance operations	$70,635	$42,425	$77,407	$47,526
(1)    Investment income earned on the investments that support life and annuity policy benefit reserves is included in our Investing segment.
(2)    Results attributable to Markel CATCo Re for all periods were entirely attributable to noncontrolling interest holders in Markel CATCo Re. See note 12.
(3)    Underwriting results attributable to our other insurance operations include results from discontinued lines of business and the retained portion of our program services and other fronting operations.

	Six Months Ended June 30,
	2024		2023
(dollars in thousands)	Operating revenues	Operating income (loss)	Operating revenues	Operating income (loss)
Program services and other fronting	$83,076	$63,409	$66,870	$52,499
Program services - disposition gain	—	—	16,923	16,923
Insurance-linked securities	41,074	(2,130)	30,581	(2,861)
Life and annuity (1)	(18)	(6,221)	48	(6,898)
Markel CATCo Re (2)	—	24,055	—	53,465
Other	5,128	(1,720)	5,544	(2,792)
	129,260	77,393	119,966	110,336
Underwriting (3)	(707)	(18,463)	(785)	(6,208)
Other insurance operations	$128,553	$58,930	$119,181	$104,128
(1)    Investment income earned on the investments that support life and annuity policy benefit reserves is included in our Investing segment.
(2)    Results attributable to Markel CATCo Re for all periods were entirely attributable to noncontrolling interest holders in Markel CATCo Re. See note 12.
(3)    Underwriting results attributable to our other insurance operations include results from discontinued lines of business and the retained portion of our program services and other fronting operations.

Program Services and Other Fronting

The increase in operating revenues and operating income within our program services and other fronting operations for the quarter and six months ended June 30, 2024 was due to higher gross premium volume in 2024 compared to the same period of 2023. The following table summarizes gross premium volume in our program services and other fronting operations.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Program services	$978,848	$883,369	11%	$1,834,252	$1,502,719	22%
Other fronting	$811,895	$170,240	377%	$1,120,724	$328,644	241%

The increase in gross premium volume within our program services operations for the quarter and six months ended June 30, 2024 was primarily attributable to expansion of existing programs. For the quarter and six months ended June 30, 2024, the increase in gross premium volume in our other fronting operations, which represents business written on behalf of our Nephila ILS operations, was driven by favorable timing differences, as well as increases on renewals. For the six months ended June 30, 2024, the increase in gross premium volume was also driven by growth of our property catastrophe and specialty programs with the Nephila Reinsurers.

In June 2023, we sold a subsidiary within our program services operations, which resulted in a gain of $16.9 million.

Insurance-Linked Securities

The increase in operating revenues in our Nephila insurance-linked securities operations for the quarter and six months ended June 30, 2024 was primarily due to changes in the mix of investment products within the funds. Nephila's net assets under management were $6.6 billion as of June 30, 2024.

Underwriting

For the six months ended June 30, 2024, the underwriting operating loss in our other insurance operations was primarily attributable to loss adjustment expenses related to asbestos and environmental exposures. Development on asbestos and environmental loss reserves is monitored separately from our ongoing underwriting operations and is not included in the Insurance or Reinsurance segments.

Investing Results

We measure our investment performance by analyzing net investment income, which reflects the recurring interest and dividend earnings on our investment portfolio. We also analyze net investment gains, which include unrealized gains and losses on our equity portfolio. Based on the potential for volatility in the financial markets, we understand that the level of gains or losses may vary from one period to the next, and therefore believe that our investment performance is best analyzed over longer periods of time. As of June 30, 2024, the fair value of our equity portfolio included cumulative unrealized gains of $6.9 billion.

The following table summarizes our consolidated investment performance, which consists predominantly of the results of our Investing segment. Net investment gains or losses in any given period are typically attributable to changes in the fair value of our equity portfolio due to market value movements. The change in net unrealized losses on available-for-sale investments in any given period is typically attributable to changes in the fair value of our fixed maturity portfolio due to changes in interest rates during the period. As of June 30, 2024, 98% of our fixed maturity portfolio was rated "AA" or better.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net investment income	$223,061	$169,693	$441,330	$329,028
Yield on fixed maturity securities (1)	3.1%	2.6%	3.2%	2.6%
Yield on short-term investments (1)	4.7%	4.3%	4.8%	4.2%
Yield on cash and cash equivalents and restricted cash and cash equivalents (1)	4.0%	2.8%	3.7%	2.4%

Net realized investment gains (losses)	$(14,007)	$1,155	$(18,495)	$(2,066)
Change in fair value of equity securities	(116,010)	483,372	790,759	859,156
Net investment gains (losses)	$(130,017)	$484,527	$772,264	$857,090

Return on equity securities (2)	(0.8)%	6.3%	8.9%	11.8%

Other (3)	$9,357	$(6,378)	$30,203	$(8,758)
Change in net unrealized losses on available-for-sale investments	$(36,598)	$(170,570)	$(192,367)	$37,799
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

For the quarter and six months ended June 30, 2024, net investment income increased 31% and 34%, respectively, primarily driven by higher interest income on fixed maturity securities due to a higher yield and higher average holdings of fixed maturity securities in 2024 compared to 2023. During 2024, we have continued to allocate cash and short-term investments to fixed maturity securities to take advantage of high interest rates and to support our growing underwriting business. The book yield on our fixed maturity portfolio at June 30, 2024 was 3.4%. Additionally, interest income on our cash equivalents and short-term investments increased due to higher short-term interest rates and a higher portion of our cash being invested in money market funds during the quarter and six months ended June 30, 2024 compared to the same periods of 2023. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Operating revenues	$1,453,781	$1,386,579	5%	$2,594,387	$2,491,259	4%
Segment operating income	$177,498	$170,050	4%	$281,413	$262,228	7%
EBITDA	$207,139	$197,469	5%	$340,784	$317,010	7%

The increases in operating revenues for the quarter and six months ended June 30, 2024 compared to the same periods of 2023 were driven by higher revenues across many of our products businesses, due in part to increased demand. Additionally, higher revenues reflect the impact of an acquisition made by one of our consumer and building products businesses in the first quarter of 2024. For the six months ended June 30, 2024, the increase in operating revenues also reflects the impact of increased demand at one of our construction services businesses. For both the quarter and six months ended June 30, 2024, the increases in operating revenues were partially offset by the impact of decreased demand and lower prices at one of our transportation-related businesses.

The increases in segment operating income and EBITDA for the quarter and six months ended June 30, 2024 compared to the same periods of 2023 were driven by our consumer and building products businesses, due to higher revenues and higher operating margins as a result of declines in the cost of materials, freight and labor. The increases in segment operating income and EBITDA for the quarter and six months ended June 30, 2024 were partially offset by the impact of lower operating margins at our construction services businesses and lower revenues and operating margins at one of our transportation-related businesses.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Markel Ventures segment operating income	$177,498	$170,050	$281,413	$262,228
Depreciation expense	29,641	27,419	59,371	54,782
Markel Ventures segment EBITDA	$207,139	$197,469	$340,784	$317,010

Other

The following table presents the components of consolidated net income that are not allocated to our operating segments.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Amortization of acquired intangible assets	$44,237	$44,423	$88,522	$88,822
Interest expense	$52,597	$47,221	$98,145	$96,659
Net foreign exchange (gains) losses	$(8,711)	$14,976	$(60,211)	$47,904
Income tax expense	$76,244	$191,937	$368,800	$325,668

Effective tax rate			22%	21%

Interest Expense

The increase in interest expense for the quarter and six months ended June 30, 2024 was attributable to the impact of the issuance of 6.0% unsecured senior notes in May 2024. For the six months ended June 30, 2024, the increase in interest expense was partially offset by the impact of the retirement of our 3.625% unsecured senior notes in March 2023 and lower debt held by our Markel Ventures subsidiaries.

Net Foreign Exchange Gains (Losses)

Net foreign exchange gains (losses) are primarily due to the remeasurement of our foreign currency denominated insurance loss reserves to the U.S. Dollar. The predominant foreign currencies within our insurance operations are the British Pound and the Euro. The U.S. Dollar strengthened against the Euro and British Pound during the first half of 2024, while it weakened against the British Pound and Euro during the first half of 2023. Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized losses on available-for-sale investments in other comprehensive income (loss), were losses of $3.1 million and $45.5 million for the quarter and six months ended June 30, 2024, respectively, compared to gains of $1.2 million and $35.2 million for the same periods of 2023.

Income Taxes

The increase in the effective tax rate for the six months ended June 30, 2024 compared to the same period of 2023 was due to higher state taxes and a decrease in Markel CATCo Re income not subject to tax in 2024 compared to 2023.

Comprehensive Income to Shareholders

The following table summarizes the components of comprehensive income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income to shareholders	$267,701	$695,511	$1,292,885	$1,184,163
Other comprehensive income (loss):
Change in net unrealized losses on available-for-sale investments, net of taxes	(28,870)	(134,586)	(151,572)	29,614
Change in discount rate for life and annuity benefits, net of taxes	5,973	3,224	12,391	(5,828)
Other, net of taxes	(436)	379	(891)	2,976
Other comprehensive (income) loss attributable to noncontrolling interest	(12)	21	(72)	(11)
Other comprehensive income (loss) to shareholders	(23,345)	(130,962)	(140,144)	26,751
Comprehensive income to shareholders	$244,356	$564,549	$1,152,741	$1,210,914

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the benefit and protection of our policyholders, creditors and shareholders. Our consolidated debt to capital ratio was 22% at June 30, 2024 and 20% at December 31, 2023, both of which are within the range of our target capital structure. The increase reflects the impact of an increase in senior long-term debt and other debt, primarily attributable to senior notes issued in May 2024.

In May 2024, we issued $600 million of 6.0% unsecured senior notes due May 2054 with net proceeds of $592.6 million, before expenses. We intend to use these proceeds for general corporate purposes, which may include the redemption, in whole or in part, of our outstanding preferred shares. As of June 30, 2024, we had 600,000 preferred shares issued and outstanding, which we have the option to redeem, in whole or in part, on June 1, 2025, at $1,000 per preferred share, plus accrued and unpaid dividends.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $32.6 billion and $30.9 billion at June 30, 2024 and December 31, 2023, respectively. The following table presents the composition of our invested assets.

	June 30, 2024	December 31, 2023
Fixed maturity securities	46%	47%
Equity securities	33%	31%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	21%	22%
Total	100%	100%

Our holding company had $4.0 billion and $3.5 billion of invested assets at June 30, 2024 and December 31, 2023, respectively. The increase was primarily due to net proceeds from our May 2024 debt offering, as well as an increase in the fair value of equity securities held by our holding company, partially offset by cash used to repurchase shares of our common stock. The following table presents the composition of our holding company's invested assets.

	June 30, 2024	December 31, 2023
Fixed maturity securities	3%	4%
Equity securities	48%	49%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	49%	47%
Total	100%	100%

We have a share repurchase program, authorized by our Board of Directors, that provides for the repurchase of up to $750 million of common stock. As of June 30, 2024, $456.2 million remained available for repurchases under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

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

Cash Flows

Net cash provided by operating activities was $1.2 billion for the six months ended June 30, 2024 compared to $1.0 billion for the same period of 2023. The increase in net cash flows from operating activities for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to higher net premium collections. Additionally, during the six months ended June 30, 2023, a payment of $125.1 million was made to complete a retroactive reinsurance transaction to cede our portfolio of policies comprised of liabilities related to our run-off book of U.K. motor casualty business.

Net cash used by investing activities was $1.6 billion for the six months ended June 30, 2024 compared to $373.6 million for the same period of 2023. During the six months ended June 30, 2024, net cash used by investing activities included net purchases of fixed maturity securities, equity securities and short-term investments of $785.1 million, $223.3 million and $161.3 million, respectively. Net cash used by investing activities in 2024 also included $154.4 million of net cash used for the acquisition of Valor. During the six months ended June 30, 2023, net cash used by investing activities included net purchases of fixed maturity securities and equity securities of $778.2 million and $154.6 million, respectively, and net sales of short-term investments of $675.3 million. Cash flows from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $255.2 million for the six months ended June 30, 2024, which included net proceeds of $592.6 million from our May 2024 debt offering, as previously discussed. Net cash used by financing activities was $629.9 million for the six months ended June 30, 2023, which included a payment of $250 million to retire our 3.625% unsecured senior notes due March 30, 2023. Additionally, financing activities during the six months ended June 30, 2024 and 2023 reflected borrowings and repayments of debt at certain our Markel Ventures businesses, primarily on revolving lines of credit. Cash of $260.2 million and $187.2 million was used to repurchase shares of our common stock during the first six months of 2024 and 2023, respectively.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in our 2023 Annual Report on Form 10-K or under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in this report, or are included in the items listed below:
•the effect of cyclical trends or changes in market conditions on our Insurance, Investments and Markel Ventures operations, including demand and pricing in the markets in which we operate;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. During the six months ended June 30, 2024, there were no material changes in our market risk exposures from those described in our 2023 Annual Report on Form 10-K.

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill their obligations to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables within our underwriting, program services and other fronting operations. During the six months ended June 30, 2024, there were no material changes in our credit risk exposures from those described in our 2023 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The three suits were consolidated. On June 8, 2023, the District Court ruled in favor of the Company and against Mr. Yeransian on all counts. On July 7, 2023, Mr. Yeransian appealed the District Court's decision to the United States Court of Appeals for the Third Circuit. On June 11, 2024, the Appellate Court affirmed the order entered by the District Court on June 8, 2023. For additional information regarding these three suits, see Item 3 Legal Proceedings in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common share repurchases for the quarter ended June 30, 2024.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2024 through April 30, 2024	27,720	$1,469.02	27,720	$512,734
May 1, 2024 through May 31, 2024	16,769	$1,610.01	16,769	$485,736
June 1, 2024 through June 30, 2024	18,808	$1,571.23	18,808	$456,184
Total	63,297	$1,536.74	63,297	$456,184
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

Item 5. Other Information

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company's quarterly period ended June 30, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408.

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
Sixteenth Supplemental Indenture, dated as of May 7, 2021, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 7, 2021)

4.1(k)
Seventeenth Supplemental Indenture, dated as of May 16, 2024, between Markel Group Inc. and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 16, 2024)

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

10.1	2024 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission May 24, 2024)*

10.2	Markel Group Inc. 2020 Employee Stock Purchase Plan* **

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

101
The following consolidated financial statements from Markel Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on July 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates management contract or compensatory plan or arrangement
** Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of July 2024.

Markel Group Inc.

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian J. Costanzo
Brian J. Costanzo
Chief Financial Officer
(Principal Financial Officer)