Form 10-Q
period 2024-09-30
MARKEL GROUP INC.
filed 2024-10-30
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at October 23, 2024: 12,862,300

Markel Group Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $16,265,743 in 2024 and $14,932,286 in 2023)	$16,067,848	$14,372,732
Equity securities (cost of $3,798,549 in 2024 and $3,497,071 in 2023)	11,591,298	9,577,871
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,355,738	2,571,382
Total Investments	30,014,884	26,521,985
Cash and cash equivalents	3,873,041	3,747,060
Restricted cash and cash equivalents	753,476	584,974
Receivables	3,909,404	3,455,306
Reinsurance recoverables	10,746,213	9,235,501
Deferred policy acquisition costs	967,670	931,344
Prepaid reinsurance premiums	3,413,314	2,365,243
Goodwill	2,739,770	2,624,749
Intangible assets	1,507,581	1,588,684
Other assets	4,357,885	3,990,864
Total Assets	$62,283,238	$55,045,710
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$25,877,478	$23,483,321
Life and annuity benefits	623,445	649,054
Unearned premiums	7,887,057	6,642,426
Payables to insurance and reinsurance companies	1,448,951	1,037,722
Senior long-term debt and other debt (estimated fair value of $4,028,000 in 2024 and $3,353,000 in 2023)	4,356,054	3,779,796
Other liabilities	4,427,425	3,927,498
Total Liabilities	44,620,410	39,519,817
Redeemable noncontrolling interests	515,493	469,685
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,552,800	3,517,146
Retained earnings	13,063,403	11,353,101
Accumulated other comprehensive loss	(193,855)	(478,210)
Total Shareholders' Equity	17,014,239	14,983,928
Noncontrolling interests	133,096	72,280
Total Equity	17,147,335	15,056,208
Total Liabilities and Equity	$62,283,238	$55,045,710

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,110,108	$2,121,745	$6,314,834	$6,120,592
Net investment income	235,477	192,207	676,807	521,235
Net investment gains (losses)	917,530	(265,917)	1,689,794	591,173
Products revenues	612,277	601,524	2,060,336	1,964,332
Services and other revenues	735,872	725,627	2,037,991	1,963,779
Total Operating Revenues	4,611,264	3,375,186	12,779,762	11,161,111
OPERATING EXPENSES
Losses and loss adjustment expenses	1,290,612	1,404,325	3,810,934	3,765,215
Underwriting, acquisition and insurance expenses	743,556	698,129	2,192,603	2,071,721
Products expenses	549,990	545,567	1,766,930	1,712,792
Services and other expenses	609,321	606,810	1,757,222	1,678,246
Amortization of acquired intangible assets	46,459	47,545	134,981	136,367
Total Operating Expenses	3,239,938	3,302,376	9,662,670	9,364,341
Operating Income	1,371,326	72,810	3,117,092	1,796,770
Interest expense	(53,361)	(44,553)	(151,506)	(141,212)
Foreign exchange gains (losses)	(111,612)	39,246	(51,401)	(8,658)
Income Before Income Taxes	1,206,353	67,503	2,914,185	1,646,900
Income tax expense	(259,411)	(14,235)	(628,211)	(339,903)
Net Income	946,942	53,268	2,285,974	1,306,997
Net income attributable to noncontrolling interests	(41,983)	(10,677)	(88,130)	(80,243)
Net Income to Shareholders	904,959	42,591	2,197,844	1,226,754
Preferred stock dividends	—	—	(18,000)	(18,000)
Net Income to Common Shareholders	$904,959	$42,591	$2,179,844	$1,208,754

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized losses on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$434,310	$(187,330)	$265,586	$(161,115)
Reclassification adjustments for net losses in net income	254	22,869	17,406	26,268
Change in net unrealized losses on available-for-sale investments, net of taxes	434,564	(164,461)	282,992	(134,847)
Change in discount rate for life and annuity benefits, net of taxes	(14,298)	14,609	(1,907)	8,781
Change in foreign currency translation adjustments, net of taxes	4,236	(187)	3,306	2,753
Change in net actuarial pension loss, net of taxes	21	20	60	56
Total Other Comprehensive Income (Loss)	424,523	(150,019)	284,451	(123,257)
Comprehensive Income (Loss)	1,371,465	(96,751)	2,570,425	1,183,740
Comprehensive income attributable to noncontrolling interests	(42,007)	(10,749)	(88,226)	(80,326)
Comprehensive Income (Loss) to Shareholders	$1,329,458	$(107,500)	$2,482,199	$1,103,414

NET INCOME PER COMMON SHARE
Basic	$66.40	$3.15	$160.71	$90.86
Diluted	$66.25	$3.14	$160.42	$90.69

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended September 30, 2024	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
June 30, 2024	$591,891	$3,546,661	$12,329,827	$(618,355)	$15,850,024	$98,530	$15,948,554	$476,518
Net income			904,959	—	904,959	32,566	937,525	9,417
Other comprehensive income			—	424,499	424,499	—	424,499	24
Comprehensive income					1,329,458	32,566	1,362,024	9,441
Repurchase of common stock	—	—	(128,897)	—	(128,897)	—	(128,897)	—
Equity awards expensed	—	7,164	—	—	7,164	—	7,164	—
Adjustment of redeemable noncontrolling interests	—	—	(42,565)	—	(42,565)	—	(42,565)	42,565
Other	—	(1,025)	79	1	(945)	2,000	1,055	(13,031)
September 30, 2024	$591,891	$3,552,800	$13,063,403	$(193,855)	$17,014,239	$133,096	$17,147,335	$515,493

Nine Months Ended September 30, 2024	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2023	$591,891	$3,517,146	$11,353,101	$(478,210)	$14,983,928	$72,280	$15,056,208	$469,685
Net income			2,197,844	—	2,197,844	55,993	2,253,837	32,137
Other comprehensive income			—	284,355	284,355	—	284,355	96
Comprehensive income					2,482,199	55,993	2,538,192	32,233
Repurchase of common stock	—	—	(389,089)	—	(389,089)	—	(389,089)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Equity awards expensed	—	46,275	—	—	46,275	—	46,275	—
Adjustment of redeemable noncontrolling interests	—	—	(81,267)	—	(81,267)	—	(81,267)	81,267
Purchase of noncontrolling interests	—	(9,596)	—	—	(9,596)	—	(9,596)	(36,896)
Other	—	(1,025)	814	—	(211)	4,823	4,612	(30,796)
September 30, 2024	$591,891	$3,552,800	$13,063,403	$(193,855)	$17,014,239	$133,096	$17,147,335	$515,493

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended September 30, 2023	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
June 30, 2023	$591,891	$3,515,362	$10,818,989	$(740,743)	$14,185,499	$53,582	$14,239,081	$464,442
Net income			42,591	—	42,591	2,502	45,093	8,175
Other comprehensive income (loss)			—	(150,091)	(150,091)	—	(150,091)	72
Comprehensive income (loss)					(107,500)	2,502	(104,998)	8,247
Repurchase of common stock	—	—	(82,432)	—	(82,432)	—	(82,432)	—
Equity awards expensed	—	4,949	—	—	4,949	—	4,949	—
Adjustment of redeemable noncontrolling interests	—	—	(628)	—	(628)	—	(628)	628
Purchase of noncontrolling interest	—	(776)	—	—	(776)	—	(776)	570
Other	—	(1)	47	1	47	—	47	(6,501)
September 30, 2023	$591,891	$3,519,534	$10,778,567	$(890,833)	$13,999,159	$56,084	$14,055,243	$467,386

Nine Months Ended September 30, 2023	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2022	$591,891	$3,493,893	$9,832,804	$(767,494)	$13,151,094	$62,791	$13,213,885	$523,154
Net income			1,226,754	—	1,226,754	55,940	1,282,694	24,303
Other comprehensive income (loss)			—	(123,340)	(123,340)	—	(123,340)	83
Comprehensive income					1,103,414	55,940	1,159,354	24,386
Repurchase of common stock	—	—	(269,593)	—	(269,593)	—	(269,593)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Equity awards expensed	—	31,477	—	—	31,477	—	31,477	—
Adjustment of redeemable noncontrolling interests	—	—	7,087	—	7,087	—	7,087	(7,087)
Purchase of noncontrolling interest	—	(5,464)	—	—	(5,464)	—	(5,464)	(48,907)
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(62,646)	(62,646)	—
Other	—	(372)	(485)	1	(856)	(1)	(857)	(24,160)
September 30, 2023	$591,891	$3,519,534	$10,778,567	$(890,833)	$13,999,159	$56,084	$14,055,243	$467,386

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
(dollars in thousands)
OPERATING ACTIVITIES
Net income	$2,285,974	$1,306,997
Adjustments to reconcile net income to net cash provided by operating activities	(185,913)	657,280
Net Cash Provided By Operating Activities	2,100,061	1,964,277
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	1,623,112	1,359,948
Cost of fixed maturity securities purchased	(2,923,357)	(2,661,587)
Proceeds from sales of equity securities	117,006	179,665
Cost of equity securities purchased	(434,996)	(448,388)
Net change in short-term investments	305,207	487,839
Cost of other investments purchased	(204,338)	(159,591)
Additions to property and equipment	(181,040)	(155,088)
Acquisitions, net of cash acquired	(207,231)	(3,584)
Proceeds from sales of subsidiaries, net	—	41,302
Other	21,276	16,851
Net Cash Used By Investing Activities	(1,884,361)	(1,342,633)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	1,278,485	475,964
Repayment of senior long-term debt and other debt	(716,543)	(811,857)
Repurchases of common stock	(389,089)	(269,593)
Dividends paid on preferred stock	(18,000)	(18,000)
Redemption of Markel CATCo Re noncontrolling interests	—	(88,997)
Purchase of noncontrolling interests	(46,492)	(54,371)
Other	(42,629)	(32,434)
Net Cash Provided (Used) By Financing Activities	65,732	(799,288)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	13,051	993
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	294,483	(176,651)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,332,034	5,221,513
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,626,517	$5,044,862

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

a) Basis of Presentation. The consolidated balance sheet as of September 30, 2024 and the related consolidated statements of income and comprehensive income (loss) and changes in equity for the quarters and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2023 was derived from Markel Group's audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For a more complete description of the Company's business and accounting policies, readers are urged to review the Company's 2023 Annual Report on Form 10‑K.

b) Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires public companies to, among other things: (1) disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss; (2) disclose, on an annual and interim basis, an amount for other segment expenses that are not separately disclosed as significant segment expenses and a description of its composition; (3) provide all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods; and (4) disclose the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU No. 2023-07 becomes effective for the Company in the fourth quarter of 2024 and will be applied using a retrospective approach that requires recasting of all prior periods presented. The standard only impacts required disclosures and will not impact the Company's financial position, results of operations or cash flows. The Company is still finalizing the impact of adopting ASU No. 2023-07 on its reportable segment disclosures, however, the ASU is not expected to result in significant changes to the Company's reportable segment disclosures.

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

	Quarter Ended September 30, 2024
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$1,859,934	$250,680	$—	$—	$(506)	$—	$2,110,108
Net investment income	—	—	233,384	2,093	—	—	235,477
Net investment gains	—	—	917,530	—	—	—	917,530
Products revenues	—	—	—	612,277	—	—	612,277
Services and other revenues	—	—	14,971	645,251	75,650	—	735,872
Total operating revenues	1,859,934	250,680	1,165,885	1,259,621	75,144	—	4,611,264
Losses and loss adjustment expenses:
Current accident year	(1,215,469)	(198,057)	—	—	—	—	(1,413,526)
Prior accident years	130,431	(7,937)	—	—	420	—	122,914
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(369,320)	(62,354)	—	—	—	—	(431,674)
Other underwriting expenses	(295,992)	(15,863)	—	—	(27)	—	(311,882)
Products expenses	—	—	—	(549,990)	—	—	(549,990)
Services and other expenses	—	—	—	(603,004)	(6,317)	—	(609,321)
Amortization of acquired intangible assets						(46,459)	(46,459)
Operating income (loss)	$109,584	$(33,531)	$1,165,885	$106,627	$69,220	$(46,459)	$1,371,326
Interest expense							(53,361)
Net foreign exchange losses							(111,612)
Income before income taxes							$1,206,353

	Quarter Ended September 30, 2023
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$1,848,267	$274,161	$—	$—	$(683)	$—	$2,121,745
Net investment income	—	—	191,015	1,192	—	—	192,207
Net investment losses	—	—	(265,917)	—	—	—	(265,917)
Products revenues	—	—	—	601,524	—	—	601,524
Services and other revenues	—	—	(5,033)	644,053	86,607	—	725,627
Total operating revenues	1,848,267	274,161	(79,935)	1,246,769	85,924	—	3,375,186
Losses and loss adjustment expenses:
Current accident year	(1,258,864)	(176,007)	—	—	—	—	(1,434,871)
Prior accident years	55,374	(23,262)	—	—	(1,566)	—	30,546
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(369,001)	(68,919)	—	—	—	—	(437,920)
Other underwriting expenses	(250,684)	(11,785)	—	—	2,260	—	(260,209)
Products expenses	—	—	—	(545,567)	—	—	(545,567)
Services and other expenses	—	—	—	(570,782)	(36,028)	—	(606,810)
Amortization of acquired intangible assets						(47,545)	(47,545)
Operating income (loss)	$25,092	$(5,812)	$(79,935)	$130,420	$50,590	$(47,545)	$72,810
Interest expense							(44,553)
Net foreign exchange gains							39,246
Income before income taxes							$67,503

	Nine Months Ended September 30, 2024
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$5,547,398	$768,649	$—	$—	$(1,213)	$—	$6,314,834
Net investment income	—	—	671,042	5,765	—	—	676,807
Net investment gains	—	—	1,689,794	—	—	—	1,689,794
Products revenues	—	—	—	2,060,336	—	—	2,060,336
Services and other revenues	—	—	45,174	1,787,907	204,910	—	2,037,991
Total operating revenues	5,547,398	768,649	2,406,010	3,854,008	203,697	—	12,779,762
Losses and loss adjustment expenses:
Current accident year	(3,608,979)	(546,167)	—	—	—	—	(4,155,146)
Prior accident years	374,215	(13,749)	—	—	(16,254)	—	344,212
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(1,101,256)	(186,644)	—	—	—	—	(1,287,900)
Other underwriting expenses	(861,305)	(42,289)	—	—	(1,109)	—	(904,703)
Products expenses	—	—	—	(1,766,930)	—	—	(1,766,930)
Services and other expenses	—	—	—	(1,699,038)	(58,184)	—	(1,757,222)
Amortization of acquired intangible assets						(134,981)	(134,981)
Operating income (loss)	$350,073	$(20,200)	$2,406,010	$388,040	$128,150	$(134,981)	$3,117,092
Interest expense							(151,506)
Net foreign exchange losses							(51,401)
Income before income taxes							$2,914,185

	Nine Months Ended September 30, 2023
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$5,322,377	$799,683	$—	$—	$(1,468)	$—	$6,120,592
Net investment income	—	—	518,536	2,699	—	—	521,235
Net investment gains	—	—	591,173	—	—	—	591,173
Products revenues	—	—	—	1,964,332	—	—	1,964,332
Services and other revenues	—	—	(13,791)	1,770,997	206,573	—	1,963,779
Total operating revenues	5,322,377	799,683	1,095,918	3,738,028	205,105	—	11,161,111
Losses and loss adjustment expenses:
Current accident year	(3,415,860)	(519,109)	—	—	—	—	(3,934,969)
Prior accident years	179,564	(6,584)	—	—	(3,226)	—	169,754
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(1,096,500)	(202,271)	—	—	—	—	(1,298,771)
Other underwriting expenses	(733,334)	(38,113)	—	—	(1,503)	—	(772,950)
Products expenses	—	—	—	(1,712,792)	—	—	(1,712,792)
Services and other expenses	—	—	—	(1,632,588)	(45,658)	—	(1,678,246)
Amortization of acquired intangible assets						(136,367)	(136,367)
Operating income	$256,247	$33,606	$1,095,918	$392,648	$154,718	$(136,367)	$1,796,770
Interest expense							(141,212)
Net foreign exchange losses							(8,658)
Income before income taxes							$1,646,900

b) The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	September 30, 2024	December 31, 2023
Segment assets:
Investing	$34,442,388	$30,542,282
Underwriting	10,818,395	9,897,689
Markel Ventures	5,881,520	5,519,542
Total segment assets	51,142,303	45,959,513
Other insurance operations	11,140,935	9,086,197
Total assets	$62,283,238	$55,045,710

3. Acquisition

Valor Environmental

In June 2024, the Company acquired 98% of Valor Environmental (Valor), an environmental services company providing erosion control and related services to commercial development sites and homebuilders throughout the United States. The Company has the option to acquire the remaining equity interests and the remaining equity holders have the option to sell their interests to the Company in the future. Total consideration for the transaction was $156.4 million, all of which was cash. The purchase price was preliminarily allocated to the acquired assets and liabilities of Valor based on estimated fair value at the acquisition date. The Company recognized goodwill of $107.5 million and intangible assets of $49.0 million. Goodwill is primarily attributable to expected future earnings and cash flow potential of Valor, and it is not expected to be deductible for income tax purposes. Results attributable to Valor are included in the Company's Markel Ventures segment beginning in the third quarter of 2024.

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

4. Investments

a) The following tables summarize the Company's available-for-sale investments. Agency mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes.

	September 30, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$4,946,495	$79,659	$(31,894)	$4,994,260
U.S. government-sponsored enterprises	1,420,858	19,757	(65,452)	1,375,163
Obligations of states, municipalities and political subdivisions	4,003,008	36,672	(129,328)	3,910,352
Foreign governments, agencies and supranationals	2,783,826	77,781	(103,644)	2,757,963
Agency mortgage-backed securities	2,738,131	25,754	(86,205)	2,677,680
Non-agency mortgage-backed securities	122,640	—	(3,416)	119,224
Corporate and university bonds	250,785	230	(17,809)	233,206
Total fixed maturity securities	16,265,743	239,853	(437,748)	16,067,848
Short-term investments	2,351,758	4,070	(90)	2,355,738
Investments, available-for-sale	$18,617,501	$243,923	$(437,838)	$18,423,586

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$3,811,293	$35,824	$(62,404)	$3,784,713
U.S. government-sponsored enterprises	1,225,426	7,292	(89,904)	1,142,814
Obligations of states, municipalities and political subdivisions	4,196,096	14,787	(181,578)	4,029,305
Foreign governments, agencies and supranationals	2,554,874	34,352	(142,008)	2,447,218
Agency mortgage-backed securities	2,507,682	8,939	(135,611)	2,381,010
Non-agency mortgage-backed securities	355,673	—	(22,603)	333,070
Corporate and university bonds	281,242	141	(26,781)	254,602
Total fixed maturity securities	14,932,286	101,335	(660,889)	14,372,732
Short-term investments	2,564,620	7,155	(393)	2,571,382
Investments, available-for-sale	$17,496,906	$108,490	$(661,282)	$16,944,114

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2024
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$52,587	$(85)	$1,420,909	$(31,809)	$1,473,496	$(31,894)
U.S. government-sponsored enterprises	18,881	(584)	723,075	(64,868)	741,956	(65,452)
Obligations of states, municipalities and political subdivisions	153,371	(518)	2,249,754	(128,810)	2,403,125	(129,328)
Foreign governments, agencies and supranationals	16,767	(57)	1,316,288	(103,587)	1,333,055	(103,644)
Agency mortgage-backed securities	53,196	(412)	1,818,419	(85,793)	1,871,615	(86,205)
Non-agency mortgage-backed securities	—	—	119,224	(3,416)	119,224	(3,416)
Corporate and university bonds	2,203	(48)	227,773	(17,761)	229,976	(17,809)
Total fixed maturity securities	297,005	(1,704)	7,875,442	(436,044)	8,172,447	(437,748)
Short-term investments	327,973	(90)	—	—	327,973	(90)
Total	$624,978	$(1,794)	$7,875,442	$(436,044)	$8,500,420	$(437,838)

At September 30, 2024, the Company held 1,079 available-for-sale securities in an unrealized loss position with a total estimated fair value of $8.5 billion and gross unrealized losses of $437.8 million. Of these 1,079 securities, 1,032 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $7.9 billion and gross unrealized losses of $436.0 million.

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$317,027	$(2,147)	$1,507,784	$(60,257)	$1,824,811	$(62,404)
U.S. government-sponsored enterprises	145,143	(2,134)	723,537	(87,770)	868,680	(89,904)
Obligations of states, municipalities and political subdivisions	679,124	(3,881)	2,332,281	(177,697)	3,011,405	(181,578)
Foreign governments, agencies and supranationals	83,396	(395)	1,492,912	(141,613)	1,576,308	(142,008)
Agency mortgage-backed securities	189,977	(1,871)	1,889,272	(133,740)	2,079,249	(135,611)
Non-agency mortgage-backed securities	—	—	333,070	(22,603)	333,070	(22,603)
Corporate and university bonds	—	—	236,205	(26,781)	236,205	(26,781)
Total fixed maturity securities	1,414,667	(10,428)	8,515,061	(650,461)	9,929,728	(660,889)
Short-term investments	52,601	(393)	—	—	52,601	(393)
Total	$1,467,268	$(10,821)	$8,515,061	$(650,461)	$9,982,329	$(661,282)

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses for any available-for-sale securities as of September 30, 2024 or December 31, 2023. As of September 30, 2024 or December 31, 2023, gross unrealized losses on available-for-sale securities were the result of declines in the fair value of the investments due to increases in interest rates, which are expected to reverse as the securities mature, and foreign currency movements related to available-for-sale securities denominated in a foreign currency.

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

c) The amortized cost and estimated fair value of fixed maturity securities at September 30, 2024 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,486,434	$1,478,425
Due after one year through five years	5,577,381	5,559,647
Due after five years through ten years	4,992,655	4,971,587
Due after ten years	1,348,502	1,261,285
	13,404,972	13,270,944
Agency mortgage-backed securities	2,738,131	2,677,680
Non-agency mortgage-backed securities	122,640	119,224
Total fixed maturity securities	$16,265,743	$16,067,848

d) The following table presents the components of net investment income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Interest:
Fixed maturity securities	$131,424	$98,891	$372,089	$269,438
Short-term investments	30,971	26,768	94,809	77,099
Cash and cash equivalents and restricted cash and cash equivalents	41,220	39,473	122,840	102,565
Dividends on equity securities	36,739	31,134	101,263	84,968
	240,354	196,266	691,001	534,070
Investment expenses	(4,877)	(4,059)	(14,194)	(12,835)
Net investment income	$235,477	$192,207	$676,807	$521,235

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Fixed maturity securities, short-term investments and other investments:
Net realized investment gains (losses)	$13,891	$(36,093)	$(4,604)	$(38,159)
Equity securities:
Change in fair value of securities sold during the period	(6,652)	2,683	(11,263)	16,706
Change in fair value of securities held at the end of the period	910,291	(232,507)	1,705,661	612,626
Total change in fair value	903,639	(229,824)	1,694,398	629,332
Net investment gains (losses)	$917,530	$(265,917)	$1,689,794	$591,173
Change in net unrealized losses on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$546,386	$(208,598)	$361,659	$(167,411)
Short-term investments	4,858	193	(2,782)	(3,195)
Net increase (decrease)	$551,244	$(208,405)	$358,877	$(170,606)

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

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government, agency, and supranational bonds, mortgage-backed securities and corporate and university debt securities. Level 3 investments include the Company's investments in insurance-linked securities funds that are in run-off, which are not traded on an active exchange and are valued using unobservable inputs.

Fair value for available-for-sale investments and equity securities is measured based upon quoted prices in active markets, if available. Due to variations in trading volumes and the lack of quoted market prices, fixed maturity securities are classified as Level 2 investments. The fair value of fixed maturity securities is normally derived through recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data previously described. If there are no recent reported trades, the fair value of fixed maturity securities may be derived through the use of matrix pricing or model processes, where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Significant inputs used to determine the fair value of obligations of states, municipalities and political subdivisions, corporate and university bonds and obligations of foreign governments, agencies and supranationals include reported trades, benchmark yields, issuer spreads, bids, offers, credit information and estimated cash flows. Significant inputs used to determine the fair value of mortgage-backed securities include the type of underlying assets, benchmark yields, prepayment speeds, collateral information, tranche type and volatility, estimated cash flows, credit information, default rates, recovery rates, issuer spreads and the year of issue.

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$4,994,260	$—	$4,994,260
U.S. government-sponsored enterprises	—	1,375,163	—	1,375,163
Obligations of states, municipalities and political subdivisions	—	3,910,352	—	3,910,352
Foreign governments, agencies and supranationals	—	2,757,963	—	2,757,963
Agency mortgage-backed securities	—	2,677,680	—	2,677,680
Non-agency mortgage-backed securities	—	119,224	—	119,224
Corporate and university bonds	—	233,206	—	233,206
Total fixed maturity securities, available-for-sale	—	16,067,848	—	16,067,848
Equity securities:
Insurance, banks and other financial institutions	4,657,047	—	1,333	4,658,380
Industrial, consumer and all other	6,932,918	—	—	6,932,918
Total equity securities	11,589,965	—	1,333	11,591,298
Short-term investments, available-for-sale	2,214,054	141,684	—	2,355,738
Total investments	$13,804,019	$16,209,532	$1,333	$30,014,884

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$3,784,713	$—	$3,784,713
U.S. government-sponsored enterprises	—	1,142,814	—	1,142,814
Obligations of states, municipalities and political subdivisions	—	4,029,305	—	4,029,305
Foreign governments, agencies and supranationals	—	2,447,218	—	2,447,218
Agency mortgage-backed securities	—	2,381,010	—	2,381,010
Non-agency mortgage-backed securities	—	333,070	—	333,070
Corporate and university bonds	—	254,602	—	254,602
Total fixed maturity securities, available-for-sale	—	14,372,732	—	14,372,732
Equity securities:
Insurance, banks and other financial institutions	3,694,375	—	994	3,695,369
Industrial, consumer and all other	5,882,502	—	—	5,882,502
Total equity securities	9,576,877	—	994	9,577,871
Short-term investments, available-for-sale	2,402,099	169,283	—	2,571,382
Total investments	$11,978,976	$14,542,015	$994	$26,521,985

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2024 and 2023.

6. Equity Method Investments

The Company's equity method investments, which are included in other assets on the consolidated balance sheets, totaled $849.9 million and $605.9 million as of September 30, 2024 and December 31, 2023, respectively. The Company's proportionate share of earnings in its equity method investments was income of $9.8 million and $45.4 million for the quarter and nine months ended September 30, 2024, respectively, and income of $4.2 million and losses of $0.4 million for the quarter and nine months ended September 30, 2023, respectively.

Hagerty, Inc.

The Company's most significant equity method investment is an investment in Hagerty, Inc. (Hagerty), which is accounted for on a quarter lag. Hagerty is an automotive enthusiast brand offering integrated membership products and programs as well as a specialty insurance provider focused on the global automobile enthusiast market. The Company's ownership interest in Hagerty was 23% as of September 30, 2024 and December 31, 2023. The Company's investment is comprised of Class A common shares, which are listed for trading on the New York Stock Exchange, as well as Class V common shares, associated with the Company's original investment, which have special voting rights and can be converted on a one-for-one basis into Class A common shares. The Company accounts for its investment under the equity method as it is deemed to have the ability to exercise significant influence over Hagerty's operating and financial policies through a combination of its voting interest, its right to designate a board member and business it conducts with Hagerty. As of September 30, 2024 and December 31, 2023, the carrying value of the Company's investment in Hagerty was $260.8 million and $237.4 million, respectively.

As of September 30, 2024 and December 31, 2023, the estimated value of the Company's investment, based on the closing stock price of Hagerty's Class A common shares, was $793.3 million and $608.4 million, respectively. See note 13 for further details regarding related party transactions with Hagerty.

Other

In September 2024, the Company acquired a 68% ownership interest in an educational services company. Total consideration for the Company's investment was $167.7 million. The Company's investment is accounted for under the equity method, as the Company does not have control over the business due to certain regulatory approvals that are still pending. The Company's proportionate share of earnings attributed to its investment will be included in the Markel Ventures segment beginning in the fourth quarter of 2024.

7. Products, Services, and Other Revenues

The following tables present revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues, along with a reconciliation to total products revenues and services and other revenues.

	Quarter Ended September 30,
	2024			2023
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$605,471	$—	$605,471	$585,707	$—	$585,707
Services	611,062	2,241	613,303	595,459	2,904	598,363
Investment management	—	25,858	25,858	—	44,204	44,204
Total revenues from contracts with customers	1,216,533	28,099	1,244,632	1,181,166	47,108	1,228,274
Leasing revenues	45,726	—	45,726	50,994	—	50,994
Program services and other fronting fees	—	47,613	47,613	—	39,499	39,499
Equity method and other investments income (loss)	(6,294)	14,971	8,677	(21)	(5,033)	(5,054)
Other	1,563	(62)	1,501	13,438	—	13,438
Total	$1,257,528	$90,621	$1,348,149	$1,245,577	$81,574	$1,327,151

	Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$2,040,699	$—	$2,040,699	$1,921,773	$—	$1,921,773
Services	1,679,671	6,789	1,686,460	1,651,339	7,542	1,658,881
Investment management	—	68,340	68,340	—	76,108	76,108
Total revenues from contracts with customers	3,720,370	75,129	3,795,499	3,573,112	83,650	3,656,762
Leasing revenues	123,514	—	123,514	130,051	—	130,051
Program services and other fronting fees	—	129,861	129,861	—	105,952	105,952
Equity method and other investments income (loss)	292	45,174	45,466	1,087	(13,791)	(12,704)
Disposition gain	—	—	—	—	16,923	16,923
Other	4,067	(80)	3,987	31,079	48	31,127
Total	$3,848,243	$250,084	$4,098,327	$3,735,329	$192,782	$3,928,111

In June 2023, the Company sold one of its licensed insurance subsidiaries, which resulted in a gain of $16.9 million. The gain was included in services and other revenues.

Receivables from contracts with customers were $615.8 million and $616.4 million as of September 30, 2024 and December 31, 2023, respectively.

8. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Gross reserves for losses and loss adjustment expenses, beginning of year	$23,483,321	$20,947,898
Reinsurance recoverables on unpaid losses, beginning of year	8,820,567	7,994,884
Net reserves for losses and loss adjustment expenses, beginning of year	14,662,754	12,953,014
Effect of foreign currency rate changes on beginning of year balance	45,503	16,246
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	14,708,257	12,969,260
Incurred losses and loss adjustment expenses:
Current accident year	4,155,146	3,934,969
Prior accident years	(344,212)	(169,754)
Total incurred losses and loss adjustment expenses	3,810,934	3,765,215
Payments:
Current accident year	444,221	419,998
Prior accident years	2,415,104	2,018,199
Total payments	2,859,325	2,438,197
Effect of foreign currency rate changes on current year activity	1,861	416
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re (see note 12)	(78,091)	(146,895)
Reinsurance recoverable for retroactive reinsurance transaction	—	(125,067)
Net reserves for losses and loss adjustment expenses, end of period	15,583,636	14,024,732
Reinsurance recoverables on unpaid losses	10,293,842	8,119,634
Gross reserves for losses and loss adjustment expenses, end of period	$25,877,478	$22,144,366

For the nine months ended September 30, 2024, current accident year losses and loss adjustment expenses included $62.0 million of net losses and loss adjustment expenses attributed to Hurricane Helene. The net losses and loss adjustment expenses attributed to Hurricane Helene as of September 30, 2024 represent the Company's best estimate based upon information currently available. Due to limited claims activity, the estimate for these losses is based on preliminary industry loss estimates and output from industry, broker and proprietary models, as well as policy level reviews and analysis of ceded reinsurance contracts. This estimate is based on various assumptions about coverage and liability and is therefore subject to change. While the Company believes its net reserves for Hurricane Helene as of September 30, 2024 are adequate, it continues to closely monitor reported claims and may adjust the estimate of net losses as new information becomes available.

For the nine months ended September 30, 2024, prior accident years losses and loss adjustment expenses included $344.2 million of favorable development on prior years loss reserves. Favorable development in 2024 was most significant on the Insurance segment's international professional liability product lines, as well as its general liability, property and credit and surety product lines, totaling $322.1 million across these product lines.

In July 2024, the Company, through its program services operations, entered into a retroactive reinsurance contract on behalf of a third-party capacity provider under which it assumed a layer of loss reserves for a portfolio of casualty policies that were concurrently ceded to the third-party capacity provider. As a result of these transactions, the Company recorded $302.6 million of gross losses and loss adjustment expenses and $302.6 million of corresponding reinsurance recoverables. The transactions had no impact on the Company's net reserves for losses and loss adjustment expenses.

For the nine months ended September 30, 2023, current accident year losses and loss adjustment expenses included $46.2 million of net losses and loss adjustment expenses attributed to the Hawaiian wildfires and Hurricane Idalia.

For the nine months ended September 30, 2023, prior accident years losses and loss adjustment expenses included $169.8 million of favorable development on prior years loss reserves. Favorable development in 2023 was most significant on the Insurance segment's international professional liability product lines, as well as its property, marine and energy, workers' compensation and personal lines product lines and on the Reinsurance segment's professional liability and property product lines, totaling $276.6 million across these product lines. This favorable development was partially offset by $70.5 million of adverse development on the Insurance segment's general liability product lines and $60.9 million of adverse development on the Reinsurance segment's public entity and general liability product lines.

In March 2023, the Company completed a retroactive reinsurance transaction to cede its portfolio of policies comprised of liabilities for its run-off book of United Kingdom motor casualty business in exchange for payments totaling $125.1 million, which approximated the carrying value of the Company's reserves for losses and loss adjustment expenses on the ceded policies.

9. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Quarter Ended September 30,
	2024				2023
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,249,500	$282,089	$(549,264)	$1,982,325	$2,223,988	$282,070	$(478,035)	$2,028,023
Earned	$2,206,453	$404,686	$(500,842)	$2,110,297	$2,127,244	$424,620	$(429,901)	$2,121,963
Program services and other fronting:
Written	763,082	177,038	(940,309)	(189)	615,424	557,324	(1,172,966)	(218)
Earned	721,786	530,688	(1,252,663)	(189)	669,544	313,079	(982,841)	(218)
Consolidated:
Written	$3,012,582	$459,127	$(1,489,573)	$1,982,136	$2,839,412	$839,394	$(1,651,001)	$2,027,805
Earned	$2,928,239	$935,374	$(1,753,505)	$2,110,108	$2,796,788	$737,699	$(1,412,742)	$2,121,745

	Nine Months Ended September 30,
	2024				2023
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$6,713,503	$1,515,639	$(1,735,668)	$6,493,474	$6,479,090	$1,419,802	$(1,444,626)	$6,454,266
Earned	$6,554,464	$1,212,116	$(1,451,224)	$6,315,356	$6,124,444	$1,247,743	$(1,250,605)	$6,121,582
Program services and other fronting:
Written	2,451,180	1,443,916	(3,895,618)	(522)	2,012,806	991,305	(3,005,101)	(990)
Earned	2,236,845	894,803	(3,132,170)	(522)	1,960,219	546,871	(2,508,080)	(990)
Consolidated:
Written	$9,164,683	$2,959,555	$(5,631,286)	$6,492,952	$8,491,896	$2,411,107	$(4,449,727)	$6,453,276
Earned	$8,791,309	$2,106,919	$(4,583,394)	$6,314,834	$8,084,663	$1,794,614	$(3,758,685)	$6,120,592

Substantially all of the premiums written and earned in the Company's program services and other fronting operations for the quarter and nine months ended September 30, 2024 and 2023 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 45% and 42% for the quarter and nine months ended September 30, 2024, respectively, and 40% and 38% for the quarter and nine months ended September 30, 2023, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 44% and 33% for the quarter and nine months ended September 30, 2024, respectively, and 35% and 29% for the quarter and nine months ended September 30, 2023, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and other fronting operations were ceded. These gross losses totaled $975.0 million and $2.2 billion for the quarter and nine months ended September 30, 2024, respectively, and $743.8 million and $1.8 billion for the quarter and nine months ended September 30, 2023, respectively.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Gross losses and loss adjustment expenses	$1,710,637	$1,684,389	$4,982,304	$4,552,926
Ceded losses and loss adjustment expenses	(419,194)	(278,945)	(1,170,585)	(786,876)
Net losses and loss adjustment expenses	$1,291,443	$1,405,444	$3,811,719	$3,766,050

10. Life and Annuity Benefits

The Company's run-off block of life and annuity reinsurance contracts consists primarily of Euro and U.S. Dollar denominated life-contingent payout annuities and traditional and universal life contracts. The following table presents the components of the Company's liabilities for life and annuity benefits.

(dollars in thousands)	September 30, 2024	December 31, 2023
Liability for future policyholder benefits	$533,395	$557,763
Deferred profit liability	54,856	52,287
Other	35,194	39,004
Total	$623,445	$649,054

The primary component of the Company's liabilities for life and annuity benefits is the liability for future policyholder benefits. Life and annuity benefit reserves are calculated for aggregated cohorts of contracts, which are determined based on the attributes of the underlying contracts, and are discounted using standard actuarial techniques and cash flow models. Since the development of the life and annuity reinsurance reserves is based upon cash flow projection models, the Company makes estimates and assumptions based on cedent experience and industry mortality tables. The cash flow assumptions used to determine the Company's life and annuity benefit reserves are reviewed, and updated as necessary, at least annually. The discount rate assumptions are updated at each reporting date. There were no changes to the cash flow assumptions used to measure the Company's life and annuity benefit reserves as a result of the annual review of cash flow assumptions completed in the third quarter of 2024 and 2023. The following table presents a rollforward of the present value of the liability for future policyholder benefits.

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Liability for future policyholder benefits, beginning of year	$557,763	$554,366
Liability for future policyholder benefits at original discount rate, beginning of year	642,877	667,761
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(4,745)	(5,890)
Adjusted liability for future policyholder benefits, beginning of year	638,132	661,871
Interest accretion	10,596	11,251
Benefit payments	(37,083)	(39,819)
Effect of foreign currency rate changes	4,450	(356)
Liability for future policyholder benefits at original discount rate, end of period	616,095	632,947
Cumulative effect of changes in discount rate assumptions	(82,700)	(124,511)
Liability for future policyholder benefits, end of period (1)	$533,395	$508,436
(1)    The undiscounted liability for future policyholder benefits was $787.6 million and $813.6 million as of September 30, 2024 and 2023, respectively.

The following table summarizes additional details for the Company's liability for future policyholder benefits.

	September 30, 2024	December 31, 2023
Weighted-average interest rate:
Interest accretion rate	2.3%	2.3%
Current discount rate	3.8%	3.8%
Weighted-average liability duration	8.4 years	8.6 years

11. Senior Long-Term Debt and Other Debt

In May 2024, the Company issued $600 million of 6.0% unsecured senior notes due May 2054. Net proceeds to the Company were $592.6 million, before expenses. The Company intends to use these proceeds for general corporate purposes, which may include the redemption, in whole or in part, of the Company's outstanding preferred shares. As of September 30, 2024, the Company had 600,000 preferred shares issued and outstanding, which the Company has the option to redeem, in whole or in part, on June 1, 2025, at $1,000 per preferred share, plus accrued and unpaid dividends.

12. Variable Interest Entities

Markel CATCo Investment Management Ltd. (MCIM), a wholly owned consolidated subsidiary of the Company, is an insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda. Results attributable to MCIM are not included in a reportable segment.

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

The Company has received a return of $24.9 million of the initial cash funding provided, and the related preference shares were redeemed. As of September 30, 2024 and December 31, 2023, the Company's investment in the remaining preference shares of Markel CATCo Re totaled $20.1 million, which comprised 13% and 23%, respectively, of the equity of Markel CATCo Re. Through that investment, the Company has exposure to adverse loss development on reinsurance contracts previously written by Markel CATCo Re for loss events that occurred from 2014 to 2020. If loss reserves held by Markel CATCo Re are sufficient to settle claims on the remaining open contracts, the Company will receive a full return of the remaining $20.1 million in capital. Favorable development on loss reserves held by Markel CATCo Re, less operating expenses, will be distributed to the Markel CATCo Funds, and ultimately to investors in the Markel CATCo Funds.

Markel CATCo Re is considered a VIE, as the equity at risk does not have the right to receive residual returns that exceed the capital provided by the Company in the buy-out transaction. As a result of the preference shares acquired by the Company in the buy-out transaction, and the voting shares held by its consolidated subsidiary, MCIM, the Company consolidates Markel CATCo Re as its primary beneficiary. Results attributed to the run-off of Markel CATCo Re are reported with the Company's other insurance operations, within services and other revenues and expenses, and are not included in a reportable segment. Favorable loss reserve development on the run-off of reinsurance contracts written by Markel CATCo Re was $33.4 million and $57.5 million for the quarter and nine months ended September 30, 2024, respectively, and $2.2 million and $55.7 million for the quarter and nine months ended September 30, 2023, respectively. For all periods, the favorable development was included in services and other expenses and attributable to noncontrolling interests. During the nine months ended September 30, 2023, $62.6 million of preference shares of Markel CATCo Re held by noncontrolling interests were redeemed.

The Company's consolidated balance sheets include the following amounts attributable to Markel CATCo Re.

(dollars in thousands)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$125,700	$91,301
Restricted cash and cash equivalents	123,431	173,800
Other assets and receivables due from cedents	16,327	19,292
Total Assets	$265,458	$284,393

Liabilities and Equity
Unpaid losses and loss adjustment expenses	$106,876	$184,967
Other liabilities	1,076	1,842
Total Liabilities	107,952	186,809
Shareholders' equity	21,139	21,139
Noncontrolling interests	136,367	76,445
Total Equity	157,506	97,584
Total Liabilities and Equity	$265,458	$284,393

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

Insurance-Linked Securities

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate and specialty markets, Nephila also acts as an insurance manager to certain Bermuda Class 3 and 3A reinsurance companies, Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). The Nephila Funds and Nephila Reinsurers are not included in the Company's consolidated financial statements. Nephila receives management fees for investment and insurance management services provided to the Nephila Funds and the Nephila Reinsurers through its insurance-linked securities operations, and, for certain funds, incentive fees based on their annual performance. For the quarter and nine months ended September 30, 2024, total revenues attributed to unconsolidated entities managed by Nephila were $25.1 million and $66.2 million, respectively. For the quarter and nine months ended September 30, 2023, total revenues attributed to unconsolidated entities managed by Nephila were $43.6 million and $74.1 million, respectively.

Program Services and Other Fronting

Through the Company's program services and other fronting operations, the Company has programs with Nephila through which the Company writes insurance policies that are fully ceded to the Nephila Reinsurers. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write a portion of its portfolio of U.S. catastrophe-exposed property and specialty risks that is then ceded to the Nephila Reinsurers. Gross premiums written through the Company's program services and other fronting platforms that were ceded to the Nephila Reinsurers were $94.3 million and $1.2 billion for the quarter and nine months ended September 30, 2024, respectively, and $501.8 million and $1.0 billion for the quarter and nine months ended September 30, 2023, respectively.

As of September 30, 2024 and December 31, 2023, reinsurance recoverables on the consolidated balance sheets included $711.5 million and $794.3 million, respectively, due from the Nephila Reinsurers. Under its programs with the Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

Beginning in 2024, in order for the Nephila Reinsurers to obtain reinsurance protection for a portion of their exposures, the Company also fronted ceded reinsurance contracts, primarily in the form of industry loss warranties, for the Nephila Reinsurers. Through this arrangement, the underlying risk of the Nephila Reinsurers was retroceded back to the Company and then fully ceded to third-party reinsurers. For the nine months ended September 30, 2024, the Company's gross written premiums from the Nephila Reinsurers under this program were $168.0 million, all of which were ceded to third parties.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Gross written premiums attributable to Hagerty	$253,071	$227,693	$726,995	$628,889
Premiums ceded to Hagerty Re	$193,844	$174,455	$557,581	$480,924

As of September 30, 2024 and December 31, 2023, reinsurance recoverables on the consolidated balance sheets included $264.2 million and $214.8 million, respectively, due from Hagerty Re.

14. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Quarter Ended September 30,		Nine Months Ended September 30,
(shares in ones)	2024	2023	2024	2023
Issued and outstanding common shares, beginning of period	12,962,032	13,284,998	13,131,672	13,422,692
Issuance of common shares	5,324	3,007	9,311	5,475
Repurchase of common shares	(80,379)	(56,483)	(254,006)	(196,645)
Issued and outstanding common shares, end of period	12,886,977	13,231,522	12,886,977	13,231,522

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at September 30, 2024 and December 31, 2023. The Company declared and paid dividends on preferred shares of $18.0 million, or $30 per share, in the second quarters of both 2024 and 2023.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income to common shareholders	$904,959	$42,591	$2,179,844	$1,208,754
Adjustment of redeemable noncontrolling interests	(42,565)	(628)	(81,267)	7,087
Adjusted net income to common shareholders	$862,394	$41,963	$2,098,577	$1,215,841

Basic common shares outstanding	12,987	13,315	13,058	13,382
Dilutive potential common shares from restricted stock units and restricted stock	30	30	24	24
Diluted common shares outstanding	13,017	13,345	13,082	13,406
Basic net income per common share	$66.40	$3.15	$160.71	$90.86
Diluted net income per common share	$66.25	$3.14	$160.42	$90.69

15. Contingencies

Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

16. Subsequent Event

In October 2024, Hurricane Milton made landfall in Florida. Based on information currently available, the Company estimates its range of net losses and loss adjustment expenses from this event to be between $40 million and $80 million, before income taxes. This estimated range of losses was derived based on preliminary industry loss estimates and a high-level review of in-force contracts, as well as an analysis of ceded reinsurance contracts. The Company will refine its estimate of net losses, which will be recorded in the fourth quarter of 2024, as more details about the event and actual level of claims emerge.

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

In June 2024, we acquired 98% of Valor Environmental (Valor), an environmental services company providing erosion control and related services to commercial development sites and homebuilders throughout the United States. Results attributable to Valor are included in our Markel Ventures segment. See note 3 of the notes to consolidated financial statements for additional details related to this acquisition. Additionally, our Markel Ventures businesses make strategic acquisitions from time to time that impact the results of the Markel Ventures segment but are not material to Markel Group.

Results of Operations

The following table presents the components of operating revenues.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Insurance segment	$1,859,934	$1,848,267	$5,547,398	$5,322,377
Reinsurance segment	250,680	274,161	768,649	799,683
Other insurance operations	75,144	85,924	203,697	205,105
Insurance operations	2,185,758	2,208,352	6,519,744	6,327,165
Net investment income	233,384	191,015	671,042	518,536
Net investment gains (losses)	917,530	(265,917)	1,689,794	591,173
Other	14,971	(5,033)	45,174	(13,791)
Investing segment	1,165,885	(79,935)	2,406,010	1,095,918
Markel Ventures segment	1,259,621	1,246,769	3,854,008	3,738,028
Total operating revenues	$4,611,264	$3,375,186	$12,779,762	$11,161,111

The following table presents the components of operating income and comprehensive income (loss) to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Operating income:
Insurance segment	$109,584	$25,092	$350,073	$256,247
Reinsurance segment	(33,531)	(5,812)	(20,200)	33,606
Other insurance operations	69,220	50,590	128,150	154,718
Insurance operations	145,273	69,870	458,023	444,571
Investing segment	1,165,885	(79,935)	2,406,010	1,095,918
Markel Ventures segment	106,627	130,420	388,040	392,648
Amortization of acquired intangible assets	(46,459)	(47,545)	(134,981)	(136,367)
Operating income	1,371,326	72,810	3,117,092	1,796,770
Interest expense	(53,361)	(44,553)	(151,506)	(141,212)
Net foreign exchange gains (losses)	(111,612)	39,246	(51,401)	(8,658)
Income tax expense	(259,411)	(14,235)	(628,211)	(339,903)
Net income attributable to noncontrolling interests	(41,983)	(10,677)	(88,130)	(80,243)
Net income to shareholders	904,959	42,591	2,197,844	1,226,754
Preferred stock dividends	—	—	(18,000)	(18,000)
Net income to common shareholders	904,959	42,591	2,179,844	1,208,754
Other comprehensive income (loss) to shareholders	424,499	(150,091)	284,355	(123,340)
Comprehensive income (loss) to shareholders	$1,329,458	$(107,500)	$2,482,199	$1,103,414

The increase in operating income and comprehensive income (loss) to shareholders for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 was primarily due to pre-tax net investment gains of $903.6 million on our equity securities during the quarter compared to pre-tax net investment losses of $229.8 million in the same period of 2023. Additionally, comprehensive income to shareholders for the quarter ended September 30, 2024 included pre-tax unrealized gains on our fixed maturity securities of $546.4 million compared to pre-tax unrealized losses on fixed maturity securities of $208.6 million for the same period of 2023.

The increase in operating income and comprehensive income (loss) to shareholders for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to pre-tax net investment gains of $1.7 billion on our equity securities during the quarter compared to $629.3 million in the same period of 2023.

The components of comprehensive income (loss) to shareholders are discussed in further detail under "Insurance Results," "Investing Results," "Markel Ventures Results," "Other" and "Comprehensive Income (Loss) to Shareholders."

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Gross premium volume:
Underwriting	$2,531,589	$2,506,058	1%	$8,229,142	$7,898,892	4%
Program services and other fronting (1)	940,120	1,172,748	(20)%	3,895,096	3,004,111	30%
Insurance operations	$3,471,709	$3,678,806	(6)%	$12,124,238	$10,903,003	11%

Operating revenues:
Insurance segment	$1,859,934	$1,848,267	1%	$5,547,398	$5,322,377	4%
Reinsurance segment	250,680	274,161	(9)%	768,649	799,683	(4)%
Other insurance operations	75,144	85,924	(13)%	203,697	205,105	(1)%
Insurance operations	$2,185,758	$2,208,352	(1)%	$6,519,744	$6,327,165	3%

Operating income:
Insurance segment	$109,584	$25,092	337%	$350,073	$256,247	37%
Reinsurance segment	(33,531)	(5,812)	(477)%	(20,200)	33,606	NM (2)
Other insurance operations	69,220	50,590	37%	128,150	154,718	(17)%
Insurance operations	$145,273	$69,870	108%	$458,023	$444,571	3%
(1)    Substantially all gross premiums from our program services and other fronting operations were ceded to third parties for the quarter and nine months ended September 30, 2024 and 2023.
(2)    NM - Ratio is not meaningful.

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

When analyzing our combined ratio, we exclude current accident year losses and loss adjustment expenses attributed to natural catastrophes and certain other significant, infrequent loss events. Due to the unique characteristics of these events, there is inherent variability as to the timing or amount of the loss, which cannot be predicted in advance. We believe measures that exclude the effects of such events are meaningful to understand the underlying trends and variability in our underwriting results that may be obscured by these items.

When analyzing our loss ratio, we typically evaluate losses and loss adjustment expenses attributable to the current accident year separate from losses and loss adjustment expenses attributable to prior accident years. Prior accident year reserve development, which can either be favorable or unfavorable, represents changes in our estimates of losses and loss adjustment expenses related to loss events that occurred in prior years. We believe a discussion of current accident year loss ratios, which exclude prior accident year reserve development, is helpful in most cases since it provides more insight into estimates of current underwriting performance and excludes changes in estimates related to prior year loss reserves. We also analyze our current accident year loss ratio excluding losses and loss adjustment expenses attributable to catastrophes. The current accident year loss ratio excluding the impact of catastrophes and other significant, infrequent loss events is also commonly referred to as an attritional loss ratio within the property and casualty insurance industry.

The following table presents summary data for our consolidated underwriting operations, which are comprised predominantly of our Insurance and Reinsurance segments. Our consolidated underwriting results also include results from discontinued lines of business and the retained portion of our program services and other fronting operations.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Gross premium volume	$2,531,400	$2,505,840	1%	$8,228,620	$7,897,902	4%
Net written premiums	$1,982,136	$2,027,805	(2)%	$6,492,952	$6,453,276	1%
Earned premiums	$2,110,108	$2,121,745	(1)%	$6,314,834	$6,120,592	3%
Underwriting profit	$75,940	$19,291	294%	$311,297	$283,656	10%

Underwriting Ratios (1)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	67.0%	67.6%	(0.6)	65.8%	64.3%	1.5
Prior accident years loss ratio	(5.8)%	(1.4)%	(4.4)	(5.5)%	(2.8)%	(2.7)
Loss ratio	61.2%	66.2%	(5.0)	60.3%	61.5%	(1.2)
Expense ratio	35.2%	32.9%	2.3	34.7%	33.8%	0.9
Combined ratio	96.4%	99.1%	(2.7)	95.1%	95.4%	(0.3)

Current accident year loss ratio catastrophe impact (2)	2.9%	2.2%	0.7	1.0%	0.8%	0.2

Current accident year loss ratio, excluding catastrophes impact	64.1%	65.5%	(1.4)	64.8%	63.5%	1.3
Combined ratio, excluding current year catastrophes impact	93.5%	96.9%	(3.4)	94.1%	94.6%	(0.5)
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The modest increase in gross premium volume in our underwriting operations for the quarter ended September 30, 2024 was driven by growth within our Insurance segment. The increase in gross premium volume in our underwriting operations for the nine months ended September 30, 2024 was driven by growth within both of our underwriting segments. Our gross premium volume growth has moderated in recent quarters resulting from corrective underwriting actions taken and our focus on pursuing business that we feel is adequately priced. We remain cautious in our selection of risks and are allowing business to lapse where we believe rates are inadequate.

Through the first three quarters of 2024, we continued to achieve modest rate increases across our diversified product portfolio. Similar to 2023, the primary exceptions where we are seeing modest rate decreases are within our workers' compensation, risk-managed professional liability and cyber portfolios, which is consistent with the broader market trends in these product classes. We examine each of our product classes regularly by evaluating pricing and exposure, underwriting terms and conditions, deal structure, including limits and attachment points, and our expectations around loss cost trends, among other things. We target premium growth only in product lines where we are confident in the levels of rate adequacy.

We continued to achieve rate increases within our personal lines and select marine and energy product lines, and we believe these product lines continue to be priced at a level that will earn appropriate returns on capital. As a result, we are continuing to increase our premium writings in these lines. Our property product lines achieved rate increases at the beginning of 2024 before softening during the year and turning slightly negative in the third quarter. Additionally, we achieved high single digit rate increases within many of our general liability product lines with U.S. exposures, and these rate increases are generally in line with, or better than, our assumptions on loss cost trends. We are being cautious in selecting which risks to pursue and how much limit to deploy within certain subclasses of our general liability portfolio as we rebalance our general liability portfolio and focus on growth in areas of the portfolio that we project will meet our profitability requirements.

Within our professional liability product lines, we saw modest rate decreases driven by the continued rate decreases within our risk-managed professional liability product lines. Within these lines, we are contracting our new premium writings and reducing limits deployed and are also allowing business to lapse when we believe rates are inadequate. In other professional liability product lines, particularly within our international portfolio and our U.S. commercial products, we are generally seeing small rate decreases; however, these pockets of the portfolio are adequately priced overall, and we are continuing to pursue growth opportunities.

Net retention of gross premium volume in our underwriting operations was 78% for the quarter ended September 30, 2024 compared to 81% for the same period of 2023, and 79% for the nine months ended September 30, 2024 compared to 82% for the same period of 2023. The decrease in net retention for the quarter and nine months ended September 30, 2024 was driven by lower retention within our Insurance segment. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

The modest decrease in earned premiums in our underwriting operations for the quarter ended September 30, 2024 was driven by our Reinsurance segment. The increase in earned premiums in our underwriting operations for the nine months ended September 30, 2024 was primarily attributable to higher gross premium volume within our Insurance segment in recent periods.

Combined Ratio

Excluding losses attributed to natural catastrophes, the decrease in our consolidated combined ratio for the quarter and nine months ended September 30, 2024 was primarily attributable to more favorable development on prior accident years loss reserves in 2024 compared to 2023 within our Insurance segment.

Natural Catastrophes

Underwriting results for the quarter and nine months ended September 30, 2024 included $62.0 million of net losses and loss adjustment expenses attributed to Hurricane Helene. Underwriting results for the quarter and nine months ended September 30, 2023 included $46.2 million of net losses and loss adjustment expenses attributed to the Hawaiian wildfires and Hurricane Idalia (2023 Catastrophes). The net losses and loss adjustment expenses attributed to Hurricane Helene as of September 30, 2024 represent our best estimate based upon information currently available. Due to limited claims activity, our estimate for these losses is based on preliminary industry loss estimates and output from industry, broker and proprietary models, as well as policy level reviews and analysis of ceded reinsurance contracts. This estimate is based on various assumptions about coverage and liability and is therefore subject to change. While we believe our net reserves for Hurricane Helene as of September 30, 2024 are adequate, we continue to closely monitor reported claims and may adjust our estimate of net losses as new information becomes available.

In October 2024, Hurricane Milton made landfall in Florida. Based on information currently available, we estimate our range of net losses and loss adjustment expenses from this event to be between $40.0 million and $80.0 million, before income taxes. This estimated range of losses was derived based on preliminary industry loss estimates and a high-level review of in-force contracts, as well as an analysis of ceded reinsurance contracts. We will refine our estimate of net losses, which will be recorded in the fourth quarter of 2024, as more details about the event and actual level of claims emerge.

Intellectual Property Collateral Protection Insurance

During the quarter and nine months ended September 30, 2024 and 2023, we recognized losses on our recently discontinued intellectual property collateral protection insurance (IP CPI) product in our Insurance segment. The following table summarizes the losses recognized and their impact on our Insurance segment and consolidated combined ratios.

	Quarter Ended September 30,
	2024			2023
	Losses and loss adjustment expenses	Point impact on combined ratio (1)		Losses and loss adjustment expenses	Point impact on combined ratio (1)
(dollars in thousands)		Insurance segment	Consolidated		Insurance segment	Consolidated
Current accident year (2)	$39,821	2.1%	1.9%	$51,100	2.8%	2.4%
Prior accident years	2,067	0.1%	0.1%	12,865	0.7%	0.6%
Total	$41,888	2.3%	2.0%	$63,965	3.5%	3.0%
(1)    The impact on the combined ratio is calculated as associated net losses and loss adjustment expenses divided by total Insurance segment or consolidated earned premiums, as applicable. Earned premiums on our IP CPI product for the quarters ended September 30, 2024 and 2023 were not material.
(2)    Current accident year losses and loss adjustment expenses for the quarter ended September 30, 2023 included $25.0 million of credit losses in connection with a fraudulent letter of credit that was provided by an affiliate of Vesttoo Ltd. as collateral for reinsurance purchased on one of the policies that resulted in a claim.

	Nine Months Ended September 30,
	2024			2023
	Losses and loss adjustment expenses	Point impact on combined ratio (1)		Losses and loss adjustment expenses	Point impact on combined ratio (1)
(dollars in thousands)		Insurance segment	Consolidated		Insurance segment	Consolidated
Current accident year (2)	$106,996	1.9%	1.7%	$55,624	1.0%	0.9%
Prior accident years	31,724	0.6%	0.5%	12,336	0.2%	0.2%
Total	$138,720	2.5%	2.2%	$67,960	1.3%	1.1%
(1)    The impact on the combined ratio is calculated as associated net losses and loss adjustment expenses divided by total Insurance segment or consolidated earned premiums, as applicable. Earned premiums on our IP CPI product for the nine months ended September 30, 2024 and 2023 were not material.
(2)    Current accident year losses and loss adjustment expenses for the nine months ended September 30, 2023 included $25.0 million of credit losses in connection with a fraudulent letter of credit that was provided by an affiliate of Vesttoo Ltd. as collateral for reinsurance purchased on one of the policies that resulted in a claim.

Beginning in the third quarter of 2023, we began to observe higher than expected levels of defaults on loans collateralized by intellectual property, for which we provide coverage to the lenders through our IP CPI product line. Furthermore, for loans that are in default, the intellectual property that serves as security for the loans has proven to be less valuable than we initially anticipated.

In response to these adverse developments and the product's ultimate inability to meet our profitability targets, we discontinued writing this product at the beginning of 2024. However, we have continued to recognize losses on our IP CPI product line in 2024 as additional claim events occurred, which result from both a default on the loan and impairment of the underlying intellectual property. As of September 30, 2024, all losses on probable claims have been recognized, however, we believe the potential for additional claims over the next 12 to 18 months is reasonably possible, and such amounts could be material to our results of operations, financial condition and cash flows. However, we believe the impact of such losses in any future quarter is unlikely to be significantly more than what we recognized in each of the past three quarters.

Insurance Segment

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Gross premium volume	$2,410,480	$2,372,941	2%	$7,133,721	$6,926,282	3%
Net written premiums	$1,872,923	$1,915,212	(2)%	$5,507,342	$5,563,881	(1)%
Earned premiums	$1,859,934	$1,848,267	1%	$5,547,398	$5,322,377	4%
Underwriting profit	$109,584	$25,092	337%	$350,073	$256,247	37%

Underwriting Ratios (1)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	65.4%	68.1%	(2.7)	65.1%	64.2%	0.9
Prior accident years loss ratio	(7.0)%	(3.0)%	(4.0)	(6.7)%	(3.4)%	(3.3)
Loss ratio	58.3%	65.1%	(6.8)	58.3%	60.8%	(2.5)
Expense ratio	35.8%	33.5%	2.3	35.4%	34.4%	1.0
Combined ratio	94.1%	98.6%	(4.5)	93.7%	95.2%	(1.5)

Current accident year loss ratio catastrophe impact (2)	3.3%	2.4%	0.9	1.1%	0.8%	0.3

Current accident year loss ratio, excluding catastrophes impact	62.1%	65.7%	(3.6)	64.0%	63.3%	0.7
Combined ratio, excluding current year catastrophes impact	90.8%	96.2%	(5.4)	92.6%	94.4%	(1.8)
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Insurance segment for the quarter and nine months ended September 30, 2024 was driven by new business growth and more favorable rates within our personal lines, programs, marine and energy and credit and surety product lines, partially offset by lower premium volume within select lines of our U.S. general liability and professional liability product lines. We have decreased writings within our risk-managed professional liability products and our brokerage contractors, brokerage excess and umbrella and risk-managed excess casualty general liability products in response to underwriting actions aimed at achieving greater profitability within these product lines.

Net retention of gross premium volume was 78% for the quarter ended September 30, 2024 compared to 81% for the same period of 2023, and 77% for the nine months ended September 30, 2024 compared to 80% for the same period of 2023. The decrease in net retention for the quarter and nine months ended September 30, 2024 was driven by higher cessions on our professional liability product lines in 2024 compared to 2023, as well as changes in mix of business as we decreased writings on select lines of our U.S. general liability and professional liability product lines, which have lower cession rates than most of the segment.

The increase in earned premiums for the nine months ended September 30, 2024 was primarily due to higher gross premium volume in recent periods.

Combined Ratio

The Insurance segment's combined ratio for the quarter and nine months ended September 30, 2024 included $61.0 million of net losses and loss adjustment expenses attributed to Hurricane Helene. For the quarter and nine months ended September 30, 2023, the combined ratio included $44.3 million of net losses and loss adjustment expenses attributed to the 2023 Catastrophes.

Quarter-to-Date Variance

Excluding losses attributed to natural catastrophes, the decrease in the Insurance segment's current accident year loss ratio for the quarter ended September 30, 2024 compared to the same period of 2023 was primarily attributable to lower attritional loss ratios within our marine and energy product lines and higher ceded loss recovery assumptions on our general liability product lines, partially offset by higher attritional loss ratios within our U.S. professional liability product lines.

The Insurance segment's combined ratio for the quarter ended September 30, 2024 included $130.4 million of favorable development on prior accident years loss reserves compared to $55.4 million for the same period of 2023. The increase in favorable development was primarily due to more favorable development on our international product lines, most notably within our international professional liability product lines, as well as the impact of adverse development on our U.S. general liability product lines in the third quarter of 2023. These increases in favorable development were partially offset by more adverse development on our U.S. professional liability product lines in the third quarter of 2024 compared to the same period of 2023.

For the quarter ended September 30, 2024, favorable development was most significant on our general liability and international professional liability product lines, primarily in more recent accident years. We continue to approach reductions of prior year loss reserves on our long-tail U.S. professional liability and general liability product lines with caution given recent claims trends. The favorable development on prior years loss reserves in the third quarter of 2023 was attributable to favorable development across several product lines.

The increase in the Insurance segment's expense ratio for the quarter ended September 30, 2024 compared to the same period of 2023 was primarily attributable to higher personnel costs, including profit sharing expenses, and other general and administrative expenses.

Year-to-Date Variance

Excluding losses attributed to natural catastrophes, the increase in the Insurance segment's current accident year loss ratio for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily attributable to higher attritional loss ratios within our U.S. professional liability product lines, including a two point impact of losses from our IP CPI product line in 2024 compared to a one point impact in 2023, as well as higher attritional loss ratios within our U.S. general liability product lines. We have increased our attritional loss ratios on certain product classes within our U.S. professional liability and general liability product lines in response to unfavorable loss development trends in recent periods.

The Insurance segment's combined ratio for the nine months ended September 30, 2024 included $374.2 million of favorable development on prior accident years loss reserves compared to $179.6 million for the same period of 2023. The increase in favorable development was primarily attributable to modest favorable development on our U.S. general liability product lines in 2024 compared to significant adverse development in 2023, as well as more favorable development on our international product lines, most notably within our international professional liability product lines. These increases in favorable development were partially offset by more adverse development on our U.S. professional liability product lines in 2024 compared to 2023.

For the nine months ended September 30, 2024, favorable development was most significant on our international professional liability product lines, as well as our general liability, property and credit and surety product lines, primarily in more recent accident years. The favorable development on prior years loss reserves in 2023 was most significant on our international professional liability product lines, as well as our property, marine and energy, workers' compensation and personal lines product lines.

The increase in the Insurance segment's expense ratio for the nine months ended September 30, 2024 compared to the same period of 2023 was due to the same factors as discussed on a quarter-to-date basis, however, these drivers had a less significant impact over the nine month period. Additionally, the expense ratio benefited from stronger earned premium growth in the year-to-date period.

Reinsurance Segment

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Gross premium volume	$121,157	$126,037	(4)%	$1,095,094	$959,198	14%
Net written premiums	$109,700	$113,430	(3)%	$986,769	$891,017	11%
Earned premiums	$250,680	$274,161	(9)%	$768,649	$799,683	(4)%
Underwriting profit (loss)	$(33,531)	$(5,812)	(477)%	$(20,200)	$33,606	NM (1)

Underwriting Ratios (2)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	79.0%	64.2%	14.8	71.1%	64.9%	6.2
Prior accident years loss ratio	3.2%	8.5%	(5.3)	1.8%	0.8%	1.0
Loss ratio	82.2%	72.7%	9.5	72.8%	65.7%	7.1
Expense ratio	31.2%	29.4%	1.8	29.8%	30.1%	(0.3)
Combined ratio	113.4%	102.1%	11.3	102.6%	95.8%	6.8

Current accident year loss ratio catastrophe impact (3)	0.4%	0.7%	(0.3)	0.1%	0.2%	(0.1)

Current accident year loss ratio, excluding catastrophe impact	78.6%	63.5%	15.1	70.9%	64.7%	6.2
Combined ratio, excluding current year catastrophe impact	113.0%	101.4%	11.6	102.5%	95.6%	6.9
(1)    NM - Ratio is not meaningful.
(2)    Amounts may not reconcile due to rounding.
(3)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The decrease in gross premium volume in our Reinsurance segment for the quarter ended September 30, 2024 was driven by the impact of unfavorable premium adjustments within our credit and surety and general liability product lines in 2024 compared to favorable premium adjustments in 2023, partially offset by new business within our professional liability product lines. For the nine months ended September 30, 2024, the increase in gross premium volume was driven by increases on renewals and new business within our professional liability, marine and energy and general liability product lines. For the nine months ended September 30, 2024, these increases were partially offset by the impact of non-renewals of certain significant contracts within our professional liability product lines as a result of our continued focus on rate adequacy and only writing business that meets our underwriting profit targets. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Net retention of gross premium volume for the quarter ended September 30, 2024 was 91% compared to 90% for the same period of 2023. The increase of net retention for the quarter ended September 30, 2024 was driven by changes in mix of business, as our professional liability business is fully retained. Net retention of gross premium volume for the nine months ended September 30, 2024 was 90% compared to 93% for the same period of 2023. The decrease in net retention for the nine months ended September 30, 2024 was driven by the increased premium volume in our marine and energy business, which carries a higher cession rate than the segment.

For the quarter ended September 30, 2024, the decrease in earned premiums was primarily due to unfavorable premium adjustments within our general liability and credit and surety product lines in the third quarter of 2024 compared to favorable premium adjustments in same period of 2023. For the nine months ended September 30, 2024, the decrease in earned premiums was primarily attributable to lower gross premium volume within our professional liability product lines in recent periods and less favorable premium adjustments within our general liability product lines in 2024 compared to 2023, partially offset by the impact of higher gross premium volume within our general liability product lines in recent periods.

Combined Ratio

Within our Reinsurance segment, we estimate and record assumed reinsurance premiums at the inception of each contract based upon contract terms and information received from cedents and brokers. Changes in assumed reinsurance premium estimates are expected as additional information regarding changes in underlying exposures is obtained. A change in our assumed reinsurance premium estimates also results in a change to loss reserves, as a result of the corresponding change in our exposure recognized, which frequently relates to prior accident years. When we have significant variability in the direction and level of premium adjustments on prior accident years between comparable periods, we believe it is more meaningful to evaluate our loss ratio in total than to evaluate our current accident year loss ratio and prior accident year loss ratio separately, due to the significant and offsetting impact that premium adjustments have on these individual ratios.

Quarter-to-Date

Premium adjustments had a three point unfavorable impact on our current accident year loss ratio and an offsetting favorable impact on our prior accident year loss ratio for the quarter ended September 30, 2024 compared to a two point favorable impact on our current accident year loss ratio and an offsetting unfavorable impact on our prior accident year loss ratio for the same period of 2023.

The increase in the Reinsurance segment's loss ratio for the quarter ended September 30, 2024 compared to the same period of 2023 was primarily due to the impact of large losses on our credit and surety product line, as well as higher current accident year attritional loss ratios within our professional liability, general liability and public entity product lines, and assumed reinstatement premiums recognized in 2023 within our property product lines, which did not recur in 2024. Additionally, our loss ratio included $30.8 million, or 12 points, of adverse development on our public entity product line for the quarter ended September 30, 2024 and $30.0 million, or 11 points, for the quarter ended September 30, 2023.

Adverse development on our public entity product line in 2023 was due to increased frequency of large claims over several quarters. This adverse development, which was most significant on the 2014 to 2020 accident years, was attributable to a segment of business that we discontinued writing in 2020. In 2024, we observed similar unfavorable claims trends across the product line and also determined that the loss trends on more recent accident years were following a similar loss development trend as the older accident years across the product line. In response to these continued adverse trends and the product's ultimate inability to meet our profitability targets, we decided to discontinue writing the public entity product line during the third quarter of 2024.

The increase in the Reinsurance segment's expense ratio for the quarter ended September 30, 2024 compared to the same period of 2023 was primarily attributable to higher general and administrative expenses.

Year-to-Date

Premium adjustments had a one point unfavorable impact on our current accident year loss ratio and an offsetting favorable impact on our prior accident year loss ratio for the nine months ended September 30, 2024 compared to a two point favorable impact on our current accident year loss ratio and an offsetting unfavorable impact on our prior accident year loss ratio for the same period of 2023.

The increase in the Reinsurance segment's loss ratio for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily due to higher current accident year attritional loss ratios within our professional liability, general liability and public entity product lines and the impact of adverse development on prior accident years loss reserves in 2024 compared to favorable development in 2023. Adverse development in 2024 was driven by our public entity product line, as previously discussed, and was net of modest favorable development on our professional liability and property product lines. Favorable development in 2023 was driven by our professional liability and property product lines, and was net of adverse development on our public entity product line, as previously discussed, and our general liability product lines.

Other Insurance Operations

The following table presents the components of operating revenues and operating income attributable to our other insurance operations, which are not included in a reportable segment. We do not allocate amortization of acquired intangible assets to our operating segments, including our other insurance operations.

	Quarter Ended September 30,
	2024		2023
(dollars in thousands)	Operating revenues	Operating income (loss)	Operating revenues	Operating income (loss)
Program services and other fronting	$47,261	$35,698	$39,749	$31,810
Insurance-linked securities	25,145	3,697	43,567	17,969
Life and annuity (1)	(62)	(2,891)	—	(1,863)
Markel CATCo Re (2)	—	33,407	—	2,231
Other	3,306	(578)	3,291	432
	75,650	69,333	86,607	50,579
Underwriting (3)	(506)	(113)	(683)	11
Other insurance operations	$75,144	$69,220	$85,924	$50,590
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

	Nine Months Ended September 30,
	2024		2023
(dollars in thousands)	Operating revenues	Operating income (loss)	Operating revenues	Operating income (loss)
Program services and other fronting	$130,337	$99,107	$106,619	$84,309
Program services - disposition gain	—	—	16,923	16,923
Insurance-linked securities	66,219	1,567	74,148	15,108
Life and annuity (1)	(80)	(9,112)	48	(8,761)
Markel CATCo Re (2)	—	57,462	—	55,696
Other	8,434	(2,298)	8,835	(2,360)
	204,910	146,726	206,573	160,915
Underwriting (3)	(1,213)	(18,576)	(1,468)	(6,197)
Other insurance operations	$203,697	$128,150	$205,105	$154,718
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

Program Services and Other Fronting

The increase in operating revenues and operating income within our program services and other fronting operations for the quarter and nine months ended September 30, 2024 was due to higher gross premium volume in recent periods. The following table summarizes gross premium volume in our program services and other fronting operations.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Program services	$844,434	$684,296	23%	$2,678,686	$2,187,015	22%
Other fronting	$95,686	$488,453	(80)%	$1,216,410	$817,097	49%

The increase in gross premium volume within our program services operations for the quarter and nine months ended September 30, 2024 was primarily attributable to expansion of existing programs and new business.

For the quarter ended September 30, 2024, the decrease in gross premium volume in our other fronting operations, which represents business written by one of our licensed insurance subsidiaries on behalf of the Nephila Reinsurers, was driven by timing differences. For the nine months ended September 30, 2024, the increase in gross premium volume in our other fronting operations was primarily due to growth of our property catastrophe and specialty programs with the Nephila Reinsurers.

In June 2023, we sold a subsidiary within our program services operations, which resulted in a gain of $16.9 million.

Insurance-Linked Securities

The decrease in operating revenues in our Nephila insurance-linked securities operations for the quarter and nine months ended September 30, 2024 was primarily due to $29.5 million of investment management fees recognized in the third quarter of 2023 upon the release of capital from side pocket reserves with no comparable activity in 2024, partially offset by the favorable impact of changes in the mix of investment products within the funds managed. Nephila's net assets under management were $7.0 billion as of September 30, 2024.

Underwriting

For the nine months ended September 30, 2024, the underwriting operating loss in our other insurance operations was primarily attributable to loss adjustment expenses related to asbestos and environmental exposures. Development on asbestos and environmental loss reserves is monitored separately from our ongoing underwriting operations and is not included in the Insurance or Reinsurance segments.

Investing Results

We measure our investment performance by analyzing net investment income, which reflects the recurring interest and dividend earnings on our investment portfolio. We also analyze net investment gains, which include unrealized gains and losses on our equity portfolio. Based on the potential for volatility in the financial markets, we understand that the level of gains or losses may vary from one period to the next, and therefore believe that our investment performance is best analyzed over longer periods of time. As of September 30, 2024, the fair value of our equity portfolio included cumulative unrealized gains of $7.8 billion.

The following table summarizes our consolidated investment performance, which consists predominantly of the results of our Investing segment. Net investment gains or losses in any given period are typically attributable to changes in the fair value of our equity portfolio due to market value movements. The change in net unrealized losses on available-for-sale investments in any given period is typically attributable to changes in the fair value of our fixed maturity portfolio due to changes in interest rates during the period. As of September 30, 2024, 98% of our fixed maturity portfolio was rated "AA" or better.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net investment income	$235,477	$192,207	$676,807	$521,235
Yield on fixed maturity securities (1)	3.3%	2.9%	3.2%	2.7%
Yield on short-term investments (1)	4.8%	5.0%	4.8%	4.4%
Yield on cash and cash equivalents and restricted cash and cash equivalents (1)	3.7%	3.0%	3.7%	2.6%

Net realized investment gains (losses)	$13,891	$(36,093)	$(4,604)	$(38,159)
Change in fair value of equity securities	903,639	(229,824)	1,694,398	629,332
Net investment gains (losses)	$917,530	$(265,917)	$1,689,794	$591,173

Return on equity securities (2)	8.8%	(2.2)%	18.5%	9.3%

Other (3)	$14,971	$(5,033)	$45,174	$(13,791)
Change in net unrealized losses on available-for-sale investments	$551,244	$(208,405)	$358,877	$(170,606)
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

For the quarter and nine months ended September 30, 2024, net investment income increased 23% and 30%, respectively, primarily driven by higher interest income on fixed maturity securities due to a higher yield and higher average holdings of fixed maturity securities in 2024 compared to 2023. For the nine months ended September 30, 2024, the increase in net investment income was also driven by higher short-term interest rates. During 2024, we have continued to allocate cash to money market funds, short-term investments and fixed maturity securities to take advantage of high interest rates and to support our growing underwriting business. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Operating revenues	$1,259,621	$1,246,769	1%	$3,854,008	$3,738,028	3%
Segment operating income	$106,627	$130,420	(18)%	$388,040	$392,648	(1)%
EBITDA	$137,155	$157,277	(13)%	$477,939	$474,287	1%

For the quarter ended September 30, 2024, the increase in operating revenues was primarily driven by the impact of higher prices at one of our consumer and building products businesses and increased demand at our equipment manufacturing businesses, as well as the contribution from Valor, which was acquired in June 2024. For the nine months ended September 30, 2024, the increase in operating revenues was primarily driven by higher revenues at our consumer building products businesses due to a combination of higher prices, increased demand and the contribution from an acquisition made at one of these businesses in the first quarter of 2024. For both the quarter and nine months ended September 30, 2024, these increases in operating revenues were largely offset by the impact of decreased demand and lower prices across a number of our other businesses, most notably at one of our transportation-related businesses.

For the quarter ended September 30, 2024, the decreases in segment operating income and EBITDA were driven by the impact of lower revenues and operating margins across a number of our businesses, most notably at one of our transportation-related businesses and our construction services businesses. The decreases in segment operating income and EBITDA were partially offset by the impact of higher revenues and operating margins at our equipment manufacturing businesses and one of our consumer and building products businesses.

Segment operating income and EBITDA for the nine months ended September 30, 2024 were consistent with segment operating income and EBITDA for the same period of 2023. Segment operating income and EBITDA decreased at our construction services businesses and one of our transportation-related businesses due to the impact of lower revenues and operating margins. The decreases in segment operating income and EBITDA at these businesses were offset by increases at our consumer and building products businesses due to the impact of higher revenues and operating margins.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Markel Ventures segment operating income	$106,627	$130,420	$388,040	$392,648
Depreciation expense	30,528	26,857	89,899	81,639
Markel Ventures segment EBITDA	$137,155	$157,277	$477,939	$474,287

Other

The following table presents the components of consolidated net income that are not allocated to our operating segments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Amortization of acquired intangible assets	$46,459	$47,545	$134,981	$136,367
Interest expense	$53,361	$44,553	$151,506	$141,212
Net foreign exchange (gains) losses	$111,612	$(39,246)	$51,401	$8,658
Income tax expense	$259,411	$14,235	$628,211	$339,903

Effective tax rate			22%	21%

Interest Expense

The increase in interest expense for the quarter and nine months ended September 30, 2024 was attributable to the issuance of our 6.0% unsecured senior notes in May 2024.

Net Foreign Exchange Gains (Losses)

Net foreign exchange gains (losses) are primarily due to the remeasurement of our foreign currency denominated insurance loss reserves to the U.S. Dollar. The predominant foreign currencies within our insurance operations are the British Pound and the Euro. The U.S. Dollar weakened against the British Pound and Euro during 2024, most notably in the third quarter, while it weakened against the British Pound and Euro during the first half of 2023 before strengthening against the British Pound and Euro during the third quarter of 2023. Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized losses on available-for-sale investments in other comprehensive income (loss), were gains of $98.8 million and $53.2 million for the quarter and nine months ended September 30, 2024, respectively, compared to losses of $27.3 million and gains of $7.9 million for the same periods of 2023.

Income Taxes

The increase in the effective tax rate for the nine months ended September 30, 2024 compared to the same period of 2023 was due to higher state taxes.

Comprehensive Income (Loss) to Shareholders

The following table summarizes the components of comprehensive income (loss) to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income to shareholders	$904,959	$42,591	$2,197,844	$1,226,754
Other comprehensive income (loss):
Change in net unrealized losses on available-for-sale investments, net of taxes	434,564	(164,461)	282,992	(134,847)
Change in discount rate for life and annuity benefits, net of taxes	(14,298)	14,609	(1,907)	8,781
Other, net of taxes	4,257	(167)	3,366	2,809
Other comprehensive income attributable to noncontrolling interest	(24)	(72)	(96)	(83)
Other comprehensive income (loss) to shareholders	424,499	(150,091)	284,355	(123,340)
Comprehensive income (loss) to shareholders	$1,329,458	$(107,500)	$2,482,199	$1,103,414

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the benefit and protection of our policyholders, creditors and shareholders. Our consolidated debt to capital ratio was 20% at both September 30, 2024 and December 31, 2023, which is within the range of our target capital structure.

In May 2024, we issued $600 million of 6.0% unsecured senior notes due May 2054 with net proceeds of $592.6 million, before expenses. We intend to use these proceeds for general corporate purposes, which may include the redemption, in whole or in part, of our outstanding preferred shares. As of September 30, 2024, we had 600,000 preferred shares issued and outstanding, which we have the option to redeem, in whole or in part, on June 1, 2025, at $1,000 per preferred share, plus accrued and unpaid dividends.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $34.6 billion and $30.9 billion at September 30, 2024 and December 31, 2023, respectively. The following table presents the composition of our invested assets.

	September 30, 2024	December 31, 2023
Fixed maturity securities	46%	47%
Equity securities	34%	31%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	20%	22%
Total	100%	100%

Our holding company had $4.1 billion and $3.5 billion of invested assets at September 30, 2024 and December 31, 2023, respectively. The increase was primarily due to net proceeds from our May 2024 debt offering, as well as an increase in the fair value of equity securities held by our holding company, partially offset by cash used to repurchase shares of our common stock. The following table presents the composition of our holding company's invested assets.

	September 30, 2024	December 31, 2023
Fixed maturity securities	3%	4%
Equity securities	51%	49%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	46%	47%
Total	100%	100%

We have a share repurchase program, authorized by our Board of Directors, that provides for the repurchase of up to $750 million of common stock. As of September 30, 2024, $332.1 million remained available for repurchases under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

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

Cash Flows

Net cash provided by operating activities was $2.1 billion for the nine months ended September 30, 2024 compared to $2.0 billion for the same period of 2023. During the nine months ended September 30, 2023, a payment of $125.1 million was made to complete a retroactive reinsurance transaction to cede our portfolio of policies comprised of liabilities related to our run-off book of United Kingdom motor casualty business.

Net cash used by investing activities was $1.9 billion for the nine months ended September 30, 2024 compared to $1.3 billion for the same period of 2023. During the nine months ended September 30, 2024, net cash used by investing activities included net purchases of fixed maturity securities and equity securities of $1.3 billion and $318.0 million, respectively, and net sales of short term investments of $305.2 million. Net cash used by investing activities in 2024 also included $154.4 million of net cash used for the acquisition of Valor and $167.7 million of cash used to acquire a majority ownership interest in an educational services company, which is accounted for under the equity method. During the nine months ended September 30, 2023, net cash used by investing activities included net purchases of fixed maturity securities and equity securities of $1.3 billion and $268.7 million, respectively, and net sales of short-term investments of $487.8 million. Cash flows from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash provided by financing activities was $65.7 million for the nine months ended September 30, 2024, which included net proceeds of $592.6 million from our May 2024 debt offering, as previously discussed. Net cash used by financing activities was $799.3 million for the nine months ended September 30, 2023, which included a payment of $250 million to retire our 3.625% unsecured senior notes due March 30, 2023. Additionally, financing activities during the nine months ended September 30, 2024 and 2023 reflected borrowings and repayments of debt at certain of our Markel Ventures businesses, primarily on revolving lines of credit. Cash of $389.1 million and $269.6 million was used to repurchase shares of our common stock during the first nine months of 2024 and 2023, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. During the nine months ended September 30, 2024, there were no material changes in our market risk exposures from those described in our 2023 Annual Report on Form 10-K.

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill its obligations to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables within our underwriting, program services and other fronting operations. During the nine months ended September 30, 2024, there were no material changes in our credit risk exposures from those described in our 2023 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2024, we implemented a new data warehousing and reporting system at our international insurance operations. The new system allows for improved performance and provides scalability for future growth. Throughout the transition and upon implementation of the new system, we evaluated the impact of the new system on our internal control over financial reporting and added new controls or made updates to controls as necessary.

There were no other changes in our internal control over financial reporting during the third quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that were terminated in the second quarter of 2024, see Item 3 Legal Proceedings in our 2023 Annual Report on Form 10-K and Part II Item 1 Legal Proceedings in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common share repurchases for the quarter ended September 30, 2024.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2024 through July 31, 2024	24,030	$1,579.13	24,030	$418,237
August 1, 2024 through August 31, 2024	30,240	$1,547.34	30,240	$371,446
September 1, 2024 through September 30, 2024	25,200	$1,561.41	25,200	$332,098
Total	79,470	$1,561.42	79,470	$332,098
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

Item 5. Other Information

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company's quarterly period ended September 30, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit No.	Document Description

3.1(a)	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 13, 2011)

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 27, 2020)

3.1(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 16, 2023)

3.2	Bylaws, as amended and restated May 26, 2023 (incorporated by reference from Exhibit 3.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended March 31, 2023)

4.1(a)
Indenture dated as of June 5, 2001, between Markel Corporation and The Chase Manhattan Bank, as Trustee (incorporated by reference from Exhibit 4.1 in the Registrant's report on Form 8-K filed with the Commission June 5, 2001)

4.1(b)
Form of Third Supplemental Indenture dated as of August 13, 2004, between Markel Corporation and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission August 11, 2004)

4.1(c)
Form of Ninth Supplemental Indenture dated as of March 8, 2013, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.1(d)
Form of Tenth Supplemental Indenture dated as of April 5, 2016, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 31, 2016)

4.1(e)
Eleventh Supplemental Indenture dated as of November 2, 2017, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.1(f)
Twelfth Supplemental Indenture dated as of November 2, 2017, between Markel Corporation and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.1(g)
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

101
The following consolidated financial statements from Markel Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on October 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of October 2024.

Markel Group Inc.

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian J. Costanzo
Brian J. Costanzo
Chief Financial Officer
(Principal Financial Officer)