Form 10-K
period 2024-12-31
MARKEL GROUP INC.
filed 2025-02-24
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024
Commission File Number 001-15811
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of June 30, 2024 was approximately $20,072,000,000.
The number of shares of the registrant's Common Stock outstanding at February 5, 2025: 12,770,003.
Documents Incorporated By Reference: The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 21, 2025, referred to in Part III.

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

Insurance - markets and underwrites specialty insurance products using our underwriting, program services and insurance-linked securities platforms, which provide alternatives that enable us to best match risk and capital
Investments - invests capital held within our underwriting operations, as well as capital allocated by Markel Group, in fixed maturity and equity securities
Markel Ventures - owns controlling interests in a diverse portfolio of businesses that operate in a variety of industries

Our three interdependent engines form a system that provides diverse income streams, access to a wide range of investment opportunities and the ability to efficiently move capital to the best ideas across our three engines in a tax efficient manner. We allocate capital using a process that we have consistently followed for years. We first look to invest in our existing businesses for organic growth opportunities that meet our capital return targets. After funding internal growth opportunities, we look to acquire controlling interests in businesses, build our portfolio of equity securities, or repurchase shares of our common stock. We believe our system is uniquely equipped for long-term growth.

To mitigate the effects of short-term volatility and align with the long-term perspective that we apply to operating our businesses and managing investments, we generally use five-year time periods to measure our performance. We measure financial success using both operating income and total shareholder return. Over the past five years, our common share price increased at a compound annual rate of 9%. Our five-year average annual operating income was $2.2 billion. The following chart presents average annual operating income for the trailing five-year time period over each of the past five years. Operating income provides a reasonable proxy for the performance of each engine in support of our overall financial goal of growing intrinsic value. Prior to 2024, we used growth in book value per share, rather than operating income, to measure our performance. As our business diversified beyond underwriting operations, book value became less indicative of intrinsic value because a significant portion of our operations is not recorded at fair value. We believe total operating income across the Markel Group system is a better measure of our performance.

$2,500
$2,000
$1,500
$1,000
$500
$0
Dollars in millions
963
1,450
1,388
1,966
2,213
2020
2021
2022
2023
2024
Average Annual Operating Income for 5-year period ending December 31,

10K - 2

The following table presents summary financial data over the last five years, including operating income, stock price per common share and other important financial measures and metrics.

(dollars in millions, except per share data)	2024	2023	2022	2021	2020	5-Year CAGR (1)
Consolidated
Operating revenues	$16,621	$15,804	$11,675	$12,846	$9,735	12%
Operating income (loss)	$3,713	$2,929	$(93)	$3,242	$1,274	8%
Operating cash flows	$2,594	$2,787	$2,709	$2,274	$1,738	15%
Comprehensive income (loss) to shareholders	$2,608	$2,285	$(1,206)	$2,076	$1,192	4%
Closing stock price	$1,726.23	$1,419.90	$1,317.49	$1,234.00	$1,033.30	9%
5-Year CAGR in closing stock price (1)	9%	6%	3%	6%	3%
Insurance
Operating revenues	$8,728	$8,577	$8,085	$6,849	$5,951	10%
Operating income	$601	$348	$929	$719	$137	11%
Combined ratio	95%	98%	92%	90%	98%
Investments
Net investment income	$920	$735	$447	$367	$376	16%
Net investment gains (losses)	$1,807	$1,524	$(1,596)	$1,979	$618
Return on equity securities (2)	20.1%	21.6%	(16.1)%	29.4%	15.1%
5-Year annual return on equity securities (2)	12.8%	14.6%	9.3%	18.4%	15.2%
Markel Ventures
Operating revenues	$5,120	$4,985	$4,758	$3,644	$2,795	20%
Operating income	$520	$520	$404	$330	$307	20%
Financial Position
Invested assets (3)	$34,247	$30,854	$27,420	$28,292	$24,927	9%
Total assets	$61,898	$55,046	$49,791	$48,477	$41,738	11%
Shareholders' equity	$16,916	$14,984	$13,151	$14,700	$12,822	9%
Debt to capital	20%	20%	24%	23%	21%
Common shares outstanding (at year end, in thousands)	12,790	13,132	13,423	13,632	13,783
(1)    CAGR—compound annual growth rate.
(2)    Return on equity securities is calculated by dividing dividends and the change in fair value of equity securities by the monthly average equity securities at fair value and considers the timing of net purchases and sales.
(3)    Invested assets include total investments, cash and cash equivalents and restricted cash and cash equivalents.

Insurance

Our insurance operations are comprised of the following businesses:

•Underwriting - risk-bearing global specialty insurance and reinsurance operations.
•Program services - fronting platform that provides other insurance entities and capacity providers access to the property and casualty insurance market.
•Insurance-linked securities (ILS) - investment management platform for third-party capital providers to invest in a variety of insurance-related investment products.

10K - 3

We hold significant capital within our insurance operations to support the capital requirements of our underwriting subsidiaries, which is available for investment and generates both recurring streams of net investment income and investment returns. The investments held by our insurance subsidiaries are managed by, and reported through, our Investments engine, separate from our insurance operations.

Through our underwriting, program services and ILS operations, we have a suite of capabilities through which we can access capital to support our customers' risks, which includes our own capital through our underwriting operations, as well as third-party capital through our program services and ILS operations. We seek to differentiate ourselves from competitors by our specialized product expertise, exceptional customer service, continuity and other value-based considerations, including the multiple platforms through which we can manage risk and deploy capital. For example, within our ILS platform, we leverage the capabilities of our highly rated underwriting subsidiaries to front reinsurance contracts in support of our ILS business plans. Additionally, in 2024, our program services platform partnered with our international underwriting operations to expand our program services offerings internationally. Our ability to access multiple insurance platforms allows us to achieve income streams from our insurance operations beyond the traditional underwriting model, which enhances our return profile. We believe this multi-platform approach provides us with a unique advantage through which we have the ability to unlock additional value for our customers and business partners, which we refer to as "the power of the platform."

Based on the integrated approach we use to manage our underwriting and insurance operations, we believe that it is meaningful to view our insurance operations in the aggregate, beyond the traditional earned premiums and combined ratio view of just our underwriting operations. We believe total operating revenues and operating income from our insurance operations provide a meaningful view of the total performance of our diversified insurance operations. In 2024, operating revenues from our insurance operations totaled $8.7 billion and operating income was $601.0 million.

Underwriting

Specialty Insurance and Reinsurance

Within our global underwriting operations, we underwrite specialty insurance products on a risk-bearing basis. The specialty market provides coverage for hard-to-place risks that generally do not fit the underwriting criteria of standard carriers. We seek to utilize our extensive knowledge and expertise to manage the unique risks in the specialty market and achieve higher financial returns. Examples of specialty insurance markets that we have targeted include liability coverage for highly specialized professionals, transaction-related risks, and marine, energy and environmental-related activities. Our market strategy in each of these areas of specialization is tailored to the unique nature of the loss exposure, as well as coverage and services required by insureds. In each of the markets we serve, we assign teams of experienced underwriters and claims specialists who provide a full range of insurance services.

We also participate in the specialty reinsurance market, primarily in certain classes of casualty reinsurance product offerings. In the reinsurance market, our clients are other insurance companies, or cedents. We typically write our reinsurance products in the form of treaty reinsurance contracts, which are contractual arrangements that provide for automatic reinsuring of a type or category of risk underwritten by cedents. Treaty reinsurance products are written globally on both a quota share and excess of loss basis. With treaty reinsurance contracts, we do not separately evaluate each of the individual risks assumed under the contracts and are largely dependent on the underwriting decisions made by the cedent. Accordingly, we review and analyze the cedent's risk management and underwriting practices in deciding whether to provide treaty reinsurance and in pricing of treaty reinsurance contracts.

10K - 4

The following chart presents the composition of our underwriting operations between our Insurance segment and Reinsurance segment based on 2024 underwriting gross premium volume of $10.6 billion. The Insurance segment includes all of our direct business. The Reinsurance segment includes all treaty reinsurance.
The specialty insurance market differs significantly from the standard market. In the standard market, regulations dictate relatively uniform products and coverages among competitors resulting in competition primarily on the basis of price. Competition in the specialty insurance market tends to focus less on price and more on other value-based considerations, such as service, distribution, expertise, capacity, product innovation, coverage limits and financial strength ratings assigned by independent rating agencies. In all of our markets, we compete on the basis of overall financial strength, ratings assigned by independent rating agencies, development of specialty products to satisfy well-defined market needs and by maintaining relationships with agents, brokers and insureds who rely on our expertise. This expertise is our principal means of competing.

We compete with numerous domestic and international insurance companies and reinsurers, Lloyd's syndicates, risk retention groups, risk securitization programs, alternative capital sources and alternative self-insurance mechanisms. We also compete with new companies that continue to be formed to enter the insurance and reinsurance markets, particularly companies with new or "disruptive" technologies or business models. Market conditions, risk tolerance and capital capacity influence the degree of competition at any point in time. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable for insurers. Historically, the performance of the property and casualty insurance and reinsurance industries has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. At any given time, our portfolio of insurance products could be experiencing varying combinations of these characteristics.

We offer a diverse portfolio of over 175 individually managed products, each with its own distinct competitive environment, which requires us to be responsive to changes in market conditions for individual product lines. With each of our products, we seek to write business that produces consistent underwriting profits by maintaining adequate rates for our premium writings in relation to expected loss cost trends. We routinely review the pricing for all of our product lines. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability. For example, in early 2024, we decreased writings within select classes of our United States (U.S.) general liability and risk-managed professional liability products following heightened loss cost trends and concerns around rate adequacy.

Within our underwriting operations, we seek to earn an underwriting profit every year. We believe that the ability to achieve consistent underwriting profits demonstrates knowledge and expertise, commitment to superior customer service and the ability to manage insurance risk. In 2024, we earned an underwriting profit for a seventh consecutive year and delivered a combined ratio of 95%.

10K - 5

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

Markets and Distribution

Our underwriting operations write business on a global basis and utilize multiple distribution channels to access our targeted markets.

In the U.S., we write business in the excess and surplus lines (E&S) and admitted insurance markets, as well as the reinsurance market. The primary distribution channels through which our U.S. business is placed are wholesale insurance and reinsurance brokers, managing general agents, retail insurance agents and alternative channels.

The E&S, or non-admitted, market focuses on hard-to-place risks and loss exposures that generally are not written in the standard market. E&S eligibility allows our insurance subsidiaries to underwrite unique loss exposures with more flexible policy forms and unregulated premium rates. The E&S market is accessed primarily through wholesale insurance and reinsurance brokers, which have limited quoting and binding authority. In 2023, the E&S market represented $116 billion, or 12%, of the $967 billion U.S. property and casualty industry.1 In 2023, we were the fourth largest E&S writer in the U.S. as measured by direct premium writings.1

Our U.S. business written in the admitted market focuses on unique and hard-to-place risks in the standard market, some of which must remain with an admitted insurance company for marketing and regulatory reasons. Hard-to-place risks written in the admitted market cover insureds engaged in similar, but highly specialized, activities that require a total insurance program not otherwise available from standard insurers. The admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, premium tax payment requirements and membership in various state associations, such as state guaranty funds and assigned risk plans. Business written in the admitted market is placed primarily by retail insurance agents, as well as managing general agents. In addition, certain products and programs written on an admitted basis are marketed directly to consumers.

1 Market Segment Report - U.S. Surplus Lines, A.M. Best (September 13, 2023)
10K - 6

Managing general agents have broader underwriting authority than retail agents and brokers. The managing general agents we utilize are carefully selected based on a track record of proficiency with their selected products, and the business written is controlled through regular audits and pre-approvals.

Our U.S. reinsurance operations are conducted through MGRC. Reinsurance business is placed primarily through wholesale reinsurance brokers.

In Bermuda, we participate in the worldwide insurance and reinsurance markets. The Bermuda property and casualty market is a significant source of capital for the U.S. market and the leading location for cessions by U.S. insurers.2 Business written in the Bermuda market is typically placed by a Bermuda-based wholesale broker. We conduct our Bermuda underwriting operations through MBL, which is registered as a Class 4 insurer and Class C long-term insurer under the insurance laws of Bermuda.

We also participate in the London insurance and reinsurance market, which is a global market known for its ability to provide innovative, tailored coverage and capacity for unique and hard-to-place risks, many of which have significantly higher limits than risks placed through the standard market. Insurance brokers place most of the business in the London market. Risks written in this market are written on either a direct basis or a subscription basis, the latter of which means that loss exposures brought into the market are typically insured by more than one insurance company or Lloyd's of London (Lloyd's) syndicate, often due to the high limits of insurance coverage required. We participate in the London insurance and reinsurance market primarily through Markel Capital Limited (Markel Capital) and MIICL. Markel Capital is the corporate capital provider for Syndicate 3000, through which our Lloyd's operations are conducted. In addition to their headquarters in London, Markel Capital and MIICL maintain branch offices across the United Kingdom (U.K.), Europe, Canada, Asia, Australia and the Middle East through which we are able to offer insurance and reinsurance.

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

While we operate in various other markets, substantially all of our gross written premiums in 2024 were written from our platforms in the United States, the United Kingdom, Bermuda and Germany. In 2024, 75% of gross premium writings from our global underwriting operations were attributed to risks or cedents located in the United States. A significant volume of premium for the property and casualty insurance and reinsurance industry is produced through a small number of large insurance and reinsurance brokers. In 2024, the top five independent brokers accounted for 38% of gross premiums written in our underwriting operations. Additionally, a significant portion of the reinsurance contracts securitized through our ILS operations, for the benefit of third-party investors, are placed through these five independent brokers.

Ceded Reinsurance

In a reinsurance transaction, an insurance company transfers, or cedes, all or part of its exposure in return for a premium. In a retrocessional reinsurance transaction, a reinsured exposure is further ceded to another reinsurer. Within our underwriting operations, we seek to retain as much of our profitable business as possible while managing volatility within our underwriting results and capital requirements at our insurance subsidiaries. We purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses, while providing us with the ability to offer policies with sufficient limits to meet policyholder needs. This includes purchasing sufficient coverage for our catastrophe-exposed policies to ensure that our net retained catastrophe risk is within our corporate tolerances. The structure of our reinsurance purchases may vary from year to year depending on our risk tolerance and the availability and cost of reinsurance, as determined by current market conditions. In such instances, we may in turn modify our gross premium writings to manage our overall net loss exposures. Net retention of gross premium volume in our underwriting segments was 79% in 2024.

Ceded reinsurance and retrocessional contracts do not legally discharge us from our primary liability for the full amount of the policies we write, and we will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. We attempt to minimize credit exposure to reinsurers through adherence to internal ceded reinsurance guidelines, which include the selection of highly rated carriers, requirements for minimum capital and surplus and collateral requirements for recoverables in excess of individually established amounts. See note 12 of the notes to consolidated
2 Offshore Reinsurance in the U.S. Market, Reinsurance Association of America (2022)
10K - 7

financial statements included under Item 8 and Item 7A Quantitative and Qualitative Disclosures About Market Risk for additional information about our ceded reinsurance programs and exposures.

Underwriting Segments

We monitor and assess the performance of our ongoing underwriting operations on a global basis in the following two segments: Insurance and Reinsurance. See note 2 of the notes to consolidated financial statements included under Item 8 for additional segment reporting disclosures.

Insurance Segment

Our Insurance segment reported gross premium volume of $9.4 billion, earned premiums of $7.4 billion and an underwriting profit of $421.9 million in 2024. The following chart presents the composition of our Insurance segment by division based on 2024 gross premium volume.

Markel Specialty
Markel International
State National

The Markel Specialty division is comprised of our U.S. and Bermuda based platforms and writes business globally for insureds ranging from individuals and small businesses to Fortune 1000 companies. The Markel International division writes business worldwide from our London and Munich-based platforms. The State National division writes collateral protection insurance for automobile and other vehicle loans in the U.S.

The following chart displays the types of products written in our Insurance segment based on 2024 gross premium volume.

Personal Lines
Marine and Energy
Property
Specialty Programs
Workers' Compensation
Credit and Surety
Other
General Liability
Professional Liability

10K - 8

General liability product offerings include a variety of primary and excess liability coverages for small, middle market and Fortune 1000 commercial accounts. We insure business across most industry classes, including construction, life sciences, energy, medical, healthcare, pharmaceutical, professional services, social welfare, recreational, transportation, manufacturing, real estate and hospitality industries. Specific products include primary general liability, excess and umbrella, products liability, environmental liability and casualty facultative reinsurance written for individual casualty risks.

Our professional liability product lines provide insurance solutions for small, middle market and risk management accounts with coverage that is tailored to their exposures and needs. Professional liability coverages include errors and omissions for specialized professions, directors and officers for publicly traded, private and non-profit companies, cyber, employment practices liability, professional indemnity, transaction liability and union liability. Our cyber insurance offerings help businesses mitigate the financial risks associated with cyberattacks, data breaches and other digital security incidents. Our cyber portfolio includes a broad geography of insureds ranging from small to large corporate enterprises.

Personal lines products provide first and third-party coverages in the U.S. for classic cars, motorcycles and a variety of personal watercraft and recreational vehicles. Additionally, property coverages are offered for homeowners that do not qualify for standard homeowner's coverage, as well as personal umbrella coverage.

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

Credit and surety products consist primarily of trade credit and prepayment coverage and a range of bonds and guarantees that support contractual obligations, contractual performance and judicial proceedings, as well as other coverages for specific credit risks, such as counterparty insolvency and defaults by government-owned entities.

Other product lines within the Insurance segment primarily include collateral protection insurance, which insures personal automobiles and other vehicles held as collateral for loans made by credit unions, banks and specialty finance companies.

10K - 9

Reinsurance Segment

Our Reinsurance segment product offerings are underwritten primarily by our Global Reinsurance division, which operates from platforms in the U.S., Bermuda and the U.K. We write quota share and excess of loss reinsurance on a local, national and global basis. Our Reinsurance segment reported gross premium volume of $1.2 billion, earned premiums of $1.0 billion and an underwriting loss of $5.4 million in 2024. The following chart displays the types of products written in our Reinsurance segment based on 2024 gross premium volume.

Specialty
General Liability
Professional Liability

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
•Other products, including mortgage default, agriculture and discrete political violence coverages.

Previously, our specialty reinsurance products also included public entity casualty coverages for municipalities, schools, special districts, public housing authorities and public entity affiliated non-profits. We discontinued writing this product line in late 2024.

Professional liability reinsurance primarily consists of the following:

•Transaction liability, which provides representation, warranty and indemnity coverage for mergers and acquisitions, including coverage for tax and contingent liability;
•Directors and officers liability for publicly traded, private and non-profit companies;
•Cyber and technology errors and omissions covering both first and third-party exposures;
•Errors and omissions for lawyers, accountants, agents and brokers, services technicians and consultants; and
•Healthcare liability for physicians, hospitals, long-term care and other medical facilities.

General liability reinsurance primarily consists of umbrella and excess casualty products, as well as environmental liability products.

10K - 10

Program Services

Our program services business, which is provided through our State National division, generates fee revenues in the form of ceding fees in exchange for fronting insurance and reinsurance business for other insurance carriers (capacity providers). In general, fronting refers to business in which we write insurance on behalf of a general agent or capacity provider and then cede all, or substantially all, of the risk under these policies to the capacity provider in exchange for ceding fees. Our program services business reported gross premium volume of $3.6 billion, operating revenues of $155.4 million and operating income of $122.3 million in 2024. The results of our program services operations are reported within our other insurance operations and are not included in a reportable segment.

Our State National program services business offers issuing carrier capacity to both specialty managing general agents and other producers who sell, control and administer books of insurance business that are supported by third parties that assume the risk. These capacity providers include domestic and foreign insurers and institutional risk investors that want to access specific lines of U.S. property and casualty insurance business but may not have the required licenses, filings or financial strength ratings to do so. Our State National division expanded internationally in 2024 in partnership with our Markel International division to serve managing general agents in the U.K. market. This partnership is another example of how we can leverage our array of capabilities to effectively and efficiently connect capital with risk.

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

The following table summarizes the subsidiaries through which our program services business is written.

Legal Entity	Abbreviation	Domicile
City National Insurance Company	CNIC	Texas
Markel International Insurance Company Limited	MIICL	United Kingdom
National Specialty Insurance Company	NSIC	Texas
Pinnacle National Insurance Company	PNIC	Texas
State National Insurance Company, Inc.	SNIC	Texas
Superior Specialty Insurance Company	SSIC	Delaware
United Specialty Insurance Company	USIC	Delaware

Through our U.S. subsidiaries, we are licensed or authorized to write business in all 50 states and the District of Columbia. Our specialized business model relies on third-party producers or capacity providers to provide policy administration, claims handling, cash handling, underwriting, or other traditional insurance company services. We compete primarily on the basis of price, customer service, financial strength ratings, licenses, reputation, business model and experience.
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

Although we reinsure substantially all of the risks inherent in our program services business, we have certain programs that contain limits on our reinsurers' obligations to us that expose us to underwriting risk, including loss ratio caps, aggregate reinsurance limits or exclusion of the credit risk of producers. Under certain programs, we also bear underwriting risk for annual aggregate agreement year losses in excess of a limit that we believe is unlikely to be exceeded.

10K - 11

Insurance-Linked Securities

Nephila Holdings Ltd. (together with its subsidiaries, Nephila) provides investment and insurance management services to investors through which we offer alternative capital to the insurance and reinsurance markets while providing the investors with investment strategies that typically are uncorrelated with traditional asset classes. Our insurance-linked securities operations, which are provided through of our Nephila division, generate fee revenues in the form of management fees for investment management services and ceding fees for business fronted by our licensed insurance subsidiaries to support the investors' underlying portfolio of risks. Our insurance-linked securities operations reported operating revenues of $127.5 million and operating income of $41.2 million in 2024. These operations are reported within our other insurance operations and are not included in a reportable segment.

Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds), whose investors include government entities, banks, hedge funds, pension funds and institutional investors. Investment products offered through the Nephila Funds include insurance-linked securities such as catastrophe bonds, insurance swaps, traditional reinsurance contracts, industry loss warranties and other financial instruments. Our management fees are based on either the net asset value of the accounts managed or gross premium volume for the underlying risks to which the investors subscribed. We also may earn incentive fees from certain funds based on annual performance.

To provide access for the Nephila Funds to the insurance and reinsurance markets, Nephila acts as an insurance manager to certain Bermuda licensed reinsurers and as the managing agent to Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). The Nephila Reinsurers subscribe to various property, climate and specialty contracts based on their investors' risk profiles. The results of the Nephila Reinsurers are attributed to the Nephila Funds primarily through derivative transactions between these entities. Neither the Nephila Funds nor the Nephila Reinsurers are subsidiaries of Markel Group, and as such, these entities are not included in our consolidated financial statements.

When constructing its portfolio of risks, Nephila utilizes highly rated insurance carriers to front business to the Nephila Reinsurers when the Nephila Reinsurers do not have the required license to write the reinsurance risk directly. These fronting services may be provided by unrelated third-party insurance carriers, our program services licensed insurance subsidiaries or our licensed underwriting subsidiaries. The premium fronted by our underwriting subsidiaries consists of catastrophe-exposed property insurance and reinsurance business, as well as specialty and climate reinsurance business, all of which is ceded to the Nephila Reinsurers, whose investors ultimately assume the risk. To mitigate credit risk from the Nephila Reinsurers, we require collateral up to a specified level of annual aggregate agreement year losses, which is held in a trust for which we are the beneficiary. Although we bear underwriting risk for losses in excess of such amount, we believe it is unlikely losses will exceed that amount.

See note 18 of the notes to consolidated financial statements included under Item 8 for further details regarding transactions with entities managed through our Nephila operations.

Ratings

Our insurance subsidiaries are assigned financial strength ratings from rating agencies, including A.M. Best Company, Standard & Poor's, and Moody's. Financial stability and strength are important considerations of policyholders, cedents and insurance agents and brokers. The ratings issued by these agencies are publicly available directly from the agencies. A summary of the ratings issued for our insurance subsidiaries is also available on our website at www.mklgroup.com/financial-strength-rating, however, that information on our website is not incorporated by reference into this report. See the "Financial Strength and Credit Ratings" risk factors under Item 1A Risk Factors for discussion of risks related to our financial strength ratings.

Investments

Our investment operations manage the capital held within our underwriting operations, as well as capital held by the Markel Group holding company. Invested assets managed through our investment operations include our portfolio of publicly traded fixed maturity and equity securities, as well as cash and short-term investments.

Our underwriting operations provide our investment operations with steady inflows of premiums. These funds are invested predominantly in high-quality government and municipal bonds and mortgage-backed securities that generally match the duration and currency of our loss reserves. We typically hold these investments until maturity. As a result, unrealized holding gains and losses on these securities attributable to changes in interest rates are generally expected to reverse as the securities
10K - 12

mature. Premiums collected through our underwriting operations may also be held as short-term investments or cash and cash equivalents to provide short-term liquidity for projected claims payments, reinsurance costs and operating expenses.

Capital held by our insurance subsidiaries beyond that which we anticipate will be needed to cover claims payments and operating expenses, as well as capital allocated for investment purposes by Markel Group, is available to be invested in equity securities. Over the long run, equity securities have produced higher returns relative to fixed maturity securities and short-term investments. Our investments in equity securities are predominantly held within our regulated insurance subsidiaries to support capital requirements. We allocate a higher percentage of capital within our regulated insurance subsidiaries to equity securities than most other insurance companies.

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

Invested assets, comprised of fixed maturity securities, equity securities, short-term investments, cash and cash equivalents and restricted cash and cash equivalents, were $34.2 billion at December 31, 2024. The following chart displays the composition of our invested assets as of the end of each of the past five years.

$40
$30
$20
$10
$0
Dollars in billions
$24.9
$28.3
$27.4
$30.9
$34.2
2020
2021
2022
2023
2024
Fixed maturity securities
Equity securities
Short-term investments and cash

We measure our investment performance by analyzing net investment income earned on our investment portfolio, which reflects the recurring interest and dividend earnings on our investment portfolio. In 2024, our net investment income was $920.5 million. We also analyze net investment gains, which are primarily comprised of unrealized gains and losses on our equity portfolio. Based on the potential for volatility in the financial markets, we understand that the level of gains or losses may vary significantly from one period to the next, and therefore believe that our investment performance is best analyzed over longer periods of time. Our annual return on equity securities for the five-year period ended December 31, 2024 was 12.8%.

Markel Ventures

Through our wholly owned subsidiary Markel Ventures, Inc. (Markel Ventures), we own controlling interests in high-quality, specialized businesses that operate in a variety of different industries with shared values and the goal of positively contributing to the long-term financial performance of Markel Group. Management teams for each business operate autonomously and are responsible for developing strategic initiatives, managing day-to-day operations and making investment and capital allocation decisions for their respective companies. Our Markel Group management team is responsible for decisions regarding allocation of capital for acquisitions and new investments. Our strategy in making these acquisitions is similar to our strategy
10K - 13

for purchasing equity securities. We seek to invest in profitable companies, with honest and talented management, that exhibit reinvestment opportunities and capital discipline, at reasonable prices. We intend to own the businesses acquired for a long period of time.

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

In June 2024, we acquired a majority interest in Valor Environmental, an environmental services company providing erosion control and related services to commercial development sites and homebuilders throughout the U.S. In September 2024, we acquired a majority ownership interest in Educational Partners International (EPI), a company that sponsors international teachers for placements in schools in the U.S. Through December 2024, our investment in EPI was accounted for under the equity method, as we did not have control over the business due to pending regulatory approval. We received regulatory approval in January 2025 and will consolidate EPI beginning in the first quarter of 2025. See note 3 of the notes to consolidated financial statements included under Item 8 for additional details related to these acquisitions.

Additionally, our Markel Ventures businesses make strategic acquisitions from time to time that impact the results of the Markel Ventures segment but are not material to Markel Group. We continue to look for opportunities to invest in and grow our existing businesses that align with our investment criteria and strategic objectives around diversification and specialization.

In 2024, our Markel Ventures operations reported revenues of $5.1 billion, segment operating income of $520.1 million and earnings before interest, income taxes, depreciation and amortization (EBITDA) of $642.2 million. We use Markel Ventures EBITDA, which is a non-GAAP financial measure, as an operating performance measure in conjunction with operating income. See "Markel Ventures" under Item 7 Management's Discussion & Analysis of Financial Condition and Results of Operations for more information on our Markel Ventures results, including EBITDA.

The following chart displays the types of businesses within our Markel Ventures segment based on 2024 operating revenues. Our Markel Ventures management team does not manage the Markel Ventures portfolio of businesses at this level of aggregation due to the distinct characteristics of each business and the autonomy with which local management operates each business.

Consumer and Building Products
Construction Services
Transportation-Related Products
Equipment Manufacturing Products
Consulting Services
Other Services

10K - 14

The following table provides summary information about our portfolio of Markel Ventures companies by type of business.

Company	Category	Year Founded	Joined Markel Group Family
Markel Food Group - Global manufacturer and designer of industrial food equipment	Equipment manufacturing	1915	2005
ParkLand Ventures - Operator of manufactured housing communities in the U.S.	Other services	2008	2008
Panel Specialists - Manufacturer of dorm room furniture and wall panel systems	Consumer and building products	1990	2009
Ellicott Dredges - Manufacturer and designer of cutter suction and auger dredges	Equipment manufacturing	1885	2009
RDSolutions (formerly, RetailData) - Provider of retail intelligence solutions	Consulting services	1988	2010
PartnerMD - Concierge healthcare membership provider offering personalized primary care, advanced physicals and wellness services	Other services	2003	2011
Weldship - Manufacturer of industrial and specialty gas transportation and storage equipment	Transportation-related products	1946	2011
Havco - Manufacturer of laminated wood flooring for dry-van trailers, truck bodies and containers	Transportation-related products	1978	2012
Eagle - Designer and builder of single family attached and detached homes	Consumer and building products	1984	2013
Cottrell - Manufacturer of over-the-road auto hauler equipment	Transportation-related products	1975	2014
CapTech - Management and information technology consulting firm	Consulting services	1997	2015
Costa Farms - Largest producer of ornamental plants in the U.S. [3]	Consumer and building products	1961	2017
Rosemont Investment Group - Specialist investor in asset and wealth management companies	Other services	2018	2018
Brahmin - Creator of fashion leather handbags	Consumer and building products	1982	2018
VSC Fire & Security - Provider of comprehensive fire protection, life safety and low voltage solutions	Construction services	1958	2019
Lansing Building Products - Supplier of exterior building products and materials to professional contractors	Construction services	1955	2020
Buckner Heavylift Cranes - Provider of heavylift crane rental solutions	Construction services	1947	2021
Metromont - Manufacturer of highly engineered precast concrete solutions	Consumer and building products	1925	2021
Valor Environmental - Provider of erosion control, stormwater management and related services	Construction services	2003	2024
Educational Partners International - Sponsor of international teachers for placement in U.S. schools	Other services	2006	2024

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

Several businesses in this segment are reliant on inputs, such as raw materials and labor, to manufacture products and deliver services, and the operating results of these businesses could be impacted by the ability or inability to source these inputs and obtain price increases from customers in response to increases in the price of these inputs, including the cost of shipping.

3 Measured by 2024 square footage of production. Greenhouse Grower's 2024 Top 100 Growers, Greenhouse Grower (May 14, 2024)
10K - 15

Management teams for each of our businesses proactively manage the risks and challenges posed by cyclicality, seasonality and inflation, among other things, in a variety of ways as appropriate and as needed for their business.

Regulatory Environment

We are subject to extensive U.S. state and federal, as well as international, regulation and supervision in the jurisdictions in which we do business. Regulations vary from jurisdiction to jurisdiction. Additionally, as a company with publicly traded securities, we are also subject to certain legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and the listing standards of the New York Stock Exchange relating to reporting and disclosure, accounting and financial reporting, corporate governance and other matters.

The following is a summary of the regulatory environment for our businesses, but it is not intended to be a comprehensive review of every regulation to which we are subject. For information regarding certain risks associated with regulations applicable to our businesses, see Item 1A Risk Factors.

Group Insurance Regulation and Supervision

Group Supervision - Global Supervisory College; Global Common Framework. Regulators within and outside the U.S. are increasingly coordinating the regulation of multinational insurers by conducting a supervisory college. A supervisory college is a forum of the regulators having jurisdictional authority over an insurance holding company's worldwide insurance subsidiaries. The supervisory college meets with executive management to evaluate the insurance group on both a group-wide and legal-entity basis, particularly with respect to its financial data, business strategies, enterprise risk management and corporate governance. The Illinois Department of Insurance is our global lead insurance regulator for purposes of conducting our supervisory college.

The International Association of Insurance Supervisors has adopted the Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame). ComFrame establishes a comprehensive framework for supervisors to address group-wide activities and risks of internationally active insurance groups (IAIGs) and lays the groundwork for better supervisory cooperation and coordination. In 2023, it was determined that we met the criteria to be identified as an IAIG. ComFrame requires the designation of a group-wide supervisor (regulator) for each IAIG and imposes a group capital requirement that will be applied to an IAIG in addition to legal entity capital requirements imposed by state and international insurance regulators. The Illinois Department of Insurance has been designated as our group-wide supervisor.

Holding Company Statutes. We also are subject to state statutes governing insurance holding company systems, which typically require that we periodically file information with the appropriate state insurance commissioner, including information concerning our capital structure, ownership, financial condition, dividend payments and other material transactions with affiliates, and general business operations. These statutes also require approval of changes in control of an insurer or an insurance holding company. Generally, "control" for these purposes is defined as ownership or voting power of 10% or more of a company's voting shares. We must submit annually to our lead insurance regulator an:

•Own Risk and Solvency Assessment Summary Report (ORSA), which is a confidential internal assessment of the material and relevant risks associated with an insurer's current business plan and the sufficiency of capital resources to support those risks; and
•Annual enterprise risk report, which must identify the material risks within the insurance holding company system that could pose enterprise risk to our U.S. insurance subsidiaries.

U.S. Insurance Regulation

State Regulation

Our U.S. insurance company subsidiaries are subject to varying degrees of regulation and supervision by the states and other jurisdictions in which they do business. In the U.S., authority for the regulation, supervision and administration of the business of insurance in each state is generally delegated to a state insurance commissioner who oversees a regulatory body responsible for the supervision of the business of insurance. State regulatory authorities have broad regulatory, supervisory and administrative powers relating to:

•minimum capital and surplus levels, including risk-based capital requirements;
10K - 16

•the amount of dividends that may be paid by an insurer;
•corporate conduct;
•market conduct activities including agent, producer and agency licensing and appointments, claims handling, complaint handling, marketing and advertising, record retention, and underwriting and rating practices;
•licensing of insurers;
•policy forms and premium rates (for our U.S. admitted insurance subsidiaries), including in some cases prior approval for forms and rates;
•the kind, quality, amounts and concentration of investments;
•the form and content of annual and quarterly financial information;
•cybersecurity requirements; and
•data privacy and consumer data protection regulations.

State regulatory authorities generally enforce these provisions through periodic financial and market conduct examinations. The National Association of Insurance Commissioners (NAIC), comprised of the insurance commissioners of each U.S. jurisdiction, develops or amends model statutes and regulations that, in turn, most states adopt.

Federal Regulation

The U.S. federal government generally does not directly regulate the business of insurance. However, two federal government bodies, the Federal Insurance Office (FIO) and the Financial Stability Oversight Council (FSOC) may impact the regulation of insurance. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the U.S. in international insurance matters and has limited powers to preempt certain types of state insurance laws. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer's material financial distress or failure. We have not been so designated.

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

International Insurance Regulation

Overview. Our international insurance operations are domiciled in the U.K., Europe and Bermuda and are subject to regulation in those jurisdictions. Those regulations, which vary depending on the jurisdiction, include, among others:

•solvency and market conduct regulations;
•anti-corruption, anti-money laundering, and anti-terrorism financing guidelines, laws and regulations;
•privacy, insurance, tax, tariff, economic and trade sanctions laws and regulations; and
•corporate, competition, employment, intellectual property and investment laws and regulations.

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

10K - 17

Solvency II requires our U.K. and German insurance businesses to maintain certain capital standards and publish risk-related information in the form of a Solvency and Financial Condition Report. Following the U.K.'s exit from the E.U., Solvency II also was transposed into U.K. law as retained law. The U.K. government, under the Financial Services and Markets Act 2023, has opted to repeal certain portions of retained E.U. law. This repeal will occur in stages and, where necessary, after replacement regulations designed for the U.K. are in place. The Prudential Regulation Authority has published reforms to Solvency II, known as Solvency UK, which took effect December 31, 2024.

Bermuda Regulation. The insurance industry in Bermuda is regulated by the Bermuda Monetary Authority (BMA). Under the Bermuda Insurance Act 1978, and related regulations and standards of the BMA, each Bermuda insurance company is subject to, among other things:

•licensing, capital, surplus, solvency and liquidity requirements;
•restrictions on dividends and distributions;
•periodic examinations of the company and its financial condition; and
•requirements to maintain a principal office and principal representative in Bermuda.

ILS Regulation

Our Nephila insurance-linked securities operations are subject to regulation and supervision by various regulatory authorities, both in the U.S. and internationally. Certain of our ILS subsidiaries are organized and regulated as follows:

•registered with the SEC as an investment adviser under the Investment Advisers Act of 1940;
•registered with the U.S. Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor under the Commodity Exchange Act; and
•registered with the BMA as an insurance manager under the Bermuda Insurance Act 1978.

Certain other ILS subsidiaries serve as the investment manager to one or more private funds that are registered with the BMA under the Investment Funds Act 2006, or the Segregated Accounts Companies Act 2000. In addition, these operations include business relationships with certain U.S., U.K. and Bermuda insurance companies that are subject to U.S. and international insurance regulation as previously described in this "Regulatory Environment" section.

As a result, subsidiaries involved in our ILS operations are subject to regulations that may impose substantive and material restrictions and requirements on their operations, including, among other things:

•a broader fiduciary duty to act in the best interests of their clients and requirements regarding engaging in transactions with clients;
•disclosure of information about our businesses and conflicts of interests to clients;
•maintenance of written policies and procedures, an effective compliance program and extensive books and records;
•restrictions on solicitation arrangements and the types of fees we may charge, including performance fees; and
•other restrictions and requirements applicable to custody of client assets, client privacy, advertising, pay-to-play prohibitions and cybersecurity;
•as well as possible sanctions, disciplinary actions or other penalties for non-compliance.

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

Regulations Regarding Disclosure or Management of Climate-Related Risks and Disclosure of Greenhouse Gas Emissions

A variety of U.S. federal and state and international governments and regulators have adopted or are in the process of adopting requirements for the disclosure of climate-related risks and greenhouse gas emissions to which Markel Group and certain of our subsidiaries are or may be subject in the future. For example, certain of the companies in our insurance operations are
10K - 18

required to report their climate-related risks and greenhouse gas emissions. In addition, in some cases regulated insurers are expected to integrate financial risks related to climate change into their governance frameworks, risk management processes, business strategies and scenario analysis, and develop their approach to climate-related financial disclosure.

Human Capital

Our culture is our greatest asset and is defined by the Markel Style. Written in 1986, in preparation for our initial public offering, the Markel Style memorialized how we seek to operate our businesses and treat one another. It continues to provide our guiding principles across our diverse group of businesses. Key within the Markel Style is the encouragement to look for a better way to do things, to challenge management. We also seek spontaneity and flexibility and have a respect for authority, but disdain for bureaucracy. Markel Group and each of our businesses is managed in a way to accomplish these principles. Each of our businesses operates with a high degree of autonomy so long as they operate within the principles of the Markel Style. This allows our managers to make decisions that are best for their employees and customers, as well as our shareholders. We believe this high degree of empowerment leads to the satisfaction that comes from being trusted in the responsibilities one has been given.

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

At December 31, 2024, we had approximately 22,000 employees, of whom approximately 5,600 were employed within our insurance operations and approximately 16,400 were employed within our Markel Ventures operations.

Insurance

As a specialty insurer focusing on hard to place and unique risks, Markel's greatest asset is its people. Markel seeks to attract, retain and develop the best talent to fuel its people-powered culture and world class solutions for matching risk and capital to its customers. This requires Markel to have a robust system for performance management and leadership development across its global operations. Markel's performance management framework includes an annual review process that enables goal setting, development planning and performance assessment. Markel also has established global leadership development programs for its leaders ranging from emerging leaders to its executive management team, partnering with leading business schools to develop leadership and business capabilities that ensure its business thrives and the culture lives on.

With the Markel Style as the foundation, Markel has identified four pillars of focus that relate to today's challenges and opportunities—diversity and inclusion, community, well-being, and recognition. This framework is both company and employee led—collectively, Markel wants to bring the values of the Markel Style to life with actions, not just words, creating an environment where all employees thrive. Highlights include:

•IMPACT – Markel’s global recognition platform, where employees are empowered to acknowledge each other’s contributions to Markel's global business priorities while bringing the Markel Style to life;
•Global Diversity and Inclusion Steering Committee, shaping Markel's inclusion strategy for its global workforce and employee-led resource groups, focused on education and development, community engagement, talent acquisition, networking and support;
•Health, well-being and voluntary benefits, including financial benefits such as life insurance, retirement savings with company contributions and an employee stock purchase plan; and
•Community engagement programs encouraging volunteering and a generous matching gifts program.

Markel aims to create an environment where employees can authentically be themselves at work, a place where all ideas are heard and all perspectives are valued, an inclusive culture that prioritizes innovation, the ability to make a difference for local communities and the wider world, and global networks to support recognition and well-being.

Markel Ventures

Our Markel Ventures operations are comprised of a diverse portfolio of businesses from a variety of industries through which we own controlling interests. The Markel Ventures businesses have local management teams that direct the strategy and day-to-day operations of their respective companies, including human capital matters. When acquiring these businesses, we seek,
10K - 19

among other things, businesses whose leadership teams demonstrate equal measures of both integrity and talent. As a result, each Markel Ventures business fosters a culture within their operations, and with their employees, that aligns with the principles of the Markel Style.

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

Risks Primarily Related to Our Insurance Operations

Loss Exposures

We may experience losses or disruptions from catastrophes. As a company with significant property and casualty insurance underwriting operations, we may experience losses from man-made or natural catastrophes. Catastrophes include, but are not limited to, windstorms, hurricanes, earthquakes, tornadoes, derechos, hail, severe winter weather, floods and wildfires and may include pandemics and events related to terrorism, broad reaching cyberattacks, riots and political and civil unrest. While we employ catastrophe modeling tools in our underwriting process, we cannot predict how severe a potential catastrophe will be before it occurs. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program and the adequacy of our reinsurance coverage. Catastrophes can occur over numerous geographic areas; however, some catastrophes may produce significant damage in large, heavily populated areas. We offer insurance and reinsurance coverage against terrorist acts in connection with some of our programs, and in other instances we are legally required to offer terrorism insurance; in both circumstances, we actively manage our exposure, but if there is a covered terrorist attack, we could sustain material losses. In addition, catastrophes may have a material adverse effect on the investment management and incentive fees earned by our insurance-linked securities (ILS) operations and returns on our investments in ILS funds. Catastrophes also may result in significant disruptions in our insurance and other operations, as well as loss of income and assets. The impacts of climate change may increase the frequency and/or severity of weather-related catastrophes, which may result in elevated catastrophe-related losses or disruptions, which may be material. See "Climate Change" under this Item 1A Risk Factors for more information about the potential impacts of climate change.

The failure of any of the methods we employ to manage our loss exposures could have a material adverse effect on us. We seek to manage our loss exposures in a variety of ways, including adhering to maximum limitations on policies written in defined geographical zones, implementing maximum gross limits by coverage for each insured, establishing per risk and per occurrence limitations for each event, employing coverage restrictions and following prudent underwriting guidelines for each program written. We also seek to manage our loss exposures through geographic and industry diversification. Underwriting is a matter of judgment, involving assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more future events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our results of operations and financial condition. In addition, we seek to manage our loss exposures through policy terms, coverage exclusions and choice of legal forum. Disputes relating to coverage and choice of legal forum also arise. As a result, various provisions of our policies, such as choice of forum, or coverage limitations or exclusions, may not be enforceable in the manner we intend and some or all of our methods to manage loss exposures may prove ineffective.

10K - 20

The effects of emerging claim and coverage issues on our business are uncertain. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues could have a material adverse effect on our results of operations or financial condition by either broadening coverage beyond our underwriting intent or increasing the frequency and/or severity of claims. For example, rising costs, litigation funding, social inflation, including new or expanded theories of liability, higher adverse verdicts, and legislative changes, such as extended statutes of limitations, may result in higher and more frequent claims over a longer reporting period than originally expected. In some instances, these changes may not become apparent until after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

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

Loss Reserves

Our results may be affected because actual insured or reinsured losses differ from our loss reserves. Significant periods of time often elapse between the occurrence of an insured or reinsured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. The process of estimating loss reserves is a difficult and complex exercise involving analytical models with many variables and subjective judgments. This process may also become more difficult if we experience a period of rising inflation, as we experienced in recent years.

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

10K - 21

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

Changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book could result in material increases in our estimated loss reserves for such business. Our run-off life and annuity reinsurance book exposes us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in establishing the reserves for our life and annuity reinsurance contracts. Some of our life and annuity reinsurance contracts expose us to longevity risk, which is the risk that an insured person will live longer than expected when the reserves were established, or morbidity risk, which is the risk that an insured person will become critically ill or disabled. Our reserving process for the life and annuity reinsurance book is designed with the objective of establishing appropriate reserves for the risks we assumed. Among other things, this process relies heavily on analysis of mortality, longevity and morbidity trends, lapse rates, interest rates and expenses. As of December 31, 2024, our reserves for life and annuity benefits totaled $583.3 million.

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

Ceded Reinsurance

We may be unable to purchase reinsurance protection on terms acceptable to us, or we may be unable to collect on loss recoveries from reinsurers. Our underwriting operations purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and mitigate the volatility of losses on our results of operations and financial condition, while providing us with the ability to offer policies with sufficient limits to meet policyholder needs. In addition, we reinsure substantially all of the risks inherent in our program services and ILS fronting operations, however, we have certain programs that contain limits on our reinsurers' obligations to us that expose us to underwriting risk, including loss ratio caps, aggregate reinsurance limits or exclusion of the credit risk of producers. See note 12 of the notes to consolidated financial statements included under Item 8 for information about ceded reinsurance for our fronting operations.

The ceding of insurance does not legally discharge us from our primary liability for the full amount of the policies. Reinsurance recoverables create credit risk as a result of the reinsurer's potential inability or unwillingness to pay reinsurance claims when due. We generally select well capitalized and highly rated reinsurers for our reinsurance purchases and in certain instances we require reinsurers to post substantial collateral to secure the reinsured risks. Deterioration in the credit quality of existing reinsurers or disputes over the terms of reinsurance could result in charges to earnings, which may have a material adverse effect on our results of operations and financial condition. In addition, collateral may not be sufficient to cover the reinsurer's obligation to us, and we may not be able to cause the reinsurer to deliver additional collateral.

As of December 31, 2024, we were the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $5.8 billion, collateralizing $11.6 billion in reinsurance recoverables. The remaining unsecured reinsurance recoverables are ceded to highly rated, well capitalized reinsurers. Our reinsurance recoverables are based on estimates, and our actual liabilities may exceed the amount we are able to recover from our reinsurers or any collateral securing the reinsurance recoverables. The failure of a reinsurer to meet its obligations to us, whether due to insolvency, dispute or other
10K - 22

unwillingness or inability to pay, or due to our inability to access sufficient collateral to cover our liabilities, could have a material adverse effect on our results of operations and financial condition.

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

Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our underwriting profits, or within our fronting operations, our operating profits, and have a material adverse effect on our results of operations and financial condition.

The historical cyclicality in the property and casualty insurance industry could have a material adverse effect on our ability to improve or maintain underwriting profits or to grow or maintain premium volume. The insurance and reinsurance markets have historically been cyclical, characterized by extended periods of intense price competition due to excessive underwriting capacity, and alternative sources of capital, as well as periods when shortages of capacity permitted more favorable rate levels. Among our competitive strengths have been our specialty product focus and our niche market strategy. These strengths also make us vulnerable in periods of intense competition to actions by other insurance companies who seek to write additional premiums without appropriate regard for underwriting profitability. At times it could be very difficult for us to grow or maintain premium volume levels without sacrificing underwriting profits. If we are not successful in maintaining rates or achieving rate increases, it may be difficult for us to improve or maintain underwriting profits or to grow or maintain premium volume levels.

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
•changes to our business processes or workflow, including the use of new technologies, may give rise to execution risk and cost more and take longer than expected; and
•increased usage of artificial intelligence by us and third parties and the evolving regulatory landscape may increase underwriting and regulatory risk, while also presenting opportunity risk if we do not leverage artificial intelligence appropriately.

These efforts may require us to make substantial expenditures, which may negatively impact results in the near term, and if not successful, could materially and adversely affect our results of operations.

We depend on a few brokers for a large portion of our revenues and the loss of business provided by any one of them could have a material adverse effect on us. We market our insurance and reinsurance worldwide through insurance and reinsurance brokers. For the year ended December 31, 2024, our top five independent brokers represented 38% of the gross premiums written by our underwriting operations. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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
10K - 24

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

Regulators may challenge our use of fronting arrangements in jurisdictions in which our capacity providers are not licensed. Our fronting businesses enter into fronting arrangements with general agents and domestic and foreign insurers that want to access specific U.S. and foreign property and casualty insurance business in jurisdictions in which the capacity providers are not licensed or are not authorized to write particular lines of insurance. Some insurance regulators may object to these fronting arrangements. In certain jurisdictions, an insurance regulator has the authority to prohibit an authorized insurer from acting as an issuing carrier for an unauthorized insurer. In addition, insurance regulators in jurisdictions in which there is no such statutory or regulatory prohibition, could deem the assuming insurer to be transacting insurance business without a license and the issuing carrier to be aiding and abetting the unauthorized sale of insurance.

If regulators in any of the jurisdictions where we conduct fronting business were to prohibit or limit those arrangements, we would be prevented or limited from conducting that business for which a capacity provider is not authorized in those jurisdictions, unless and until the capacity provider is able to obtain the necessary licenses. This could have a material adverse effect on our results of operations and financial condition, which in turn could result in an impairment of the goodwill or intangible assets related to this business.

Insurance-Linked Securities

Our ILS operations and our management of third-party capital may expose us to risks. Some of our operating subsidiaries may owe certain legal duties and obligations to third-party investors. A failure to fulfill any of those duties or obligations could result in significant liabilities, penalties or other losses, and harm our businesses and results of operations. In addition, third-party investors may decide not to renew their investments in the funds we manage, which could materially impact the financial condition of those funds, and could, in turn, have a material adverse effect on our results of operations and financial condition. Moreover, we may not be able to maintain or raise additional third-party capital for the funds we manage or for potential new funds and therefore we may forego existing or potential fee income and other income generating opportunities. For example, in 2022, we recognized an impairment of goodwill attributed to our Nephila ILS operations following consecutive years of elevated catastrophe losses, as well as by the COVID-19 pandemic in 2020, which negatively impacted investment performance at Nephila. These type of events may impact our capital raises and redemptions within the funds we manage, as well as new funds, resulting in a decline in assets under management.
10K - 25

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

We invest a significant portion of our shareholders' equity in equity securities, which may result in significant variability in our investment results and net income and may have a material adverse effect on shareholders' equity. Additionally, our equity investment portfolio is concentrated, and declines in the value of these significant investments could have a material adverse effect on our financial results and on our ability to carry out our business plans. Equity securities were 70% and 64% of our shareholders' equity at December 31, 2024 and 2023, respectively. Equity securities have historically produced higher returns than fixed maturity securities over long periods of time; however, investing in equity securities may result in significant variability in investment returns from one period to the next. In volatile financial markets, we could experience significant declines in the fair value of our equity investment portfolio, which would result in a material decrease in net income and shareholders' equity. Our equity portfolio is concentrated in particular issuers and industries and, as a result, a decline in the fair value of these concentrated investments also could result in a material decrease in net income and shareholders' equity. A material decrease in shareholders' equity may have a material adverse effect on our ability to carry out our business plans.

Access to Capital

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms. To the extent that cash flows generated by our operations are insufficient to fund future operating requirements, or the capital position of our insurance subsidiaries is adversely impacted by a decline in the fair value of our investment portfolio, losses from catastrophe events or otherwise, we may need to raise additional funds through financings or curtail our growth. We also may be required to liquidate fixed maturity securities or equity securities, which may result in realized investment losses. Any further sources of capital, including capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us. Our access to additional sources of capital will depend on a variety of factors, such as market conditions, the general availability of credit, the availability of credit to the industries in which we operate, our results of operations, financial condition, credit ratings and credit capacity, as well as pending litigation or regulatory investigations. Our ability to borrow under our revolving credit facility and letter of credit facilities is contingent on our compliance with the covenants and other requirements under those facilities. Similarly, our access to capital may be impaired if regulatory authorities or rating agencies take negative actions against us. Our inability to obtain adequate capital when needed could have a negative impact on our ability to invest in, or take advantage of opportunities to expand, our businesses, such as possible acquisitions or the creation of new ventures, and inhibit our ability to refinance our existing indebtedness on terms acceptable to us. Any of these effects could have a material adverse effect on our results of operations and financial condition.

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

10K - 26

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

Risks Related to All of Our Operations

Legal and Regulatory Risks

The legal and regulatory requirements applicable to our businesses are extensive. Failure to comply could have a material adverse effect on us. Each of our businesses is highly dependent on the ability to engage on a daily basis in a large number of financial and operational activities, including, among others, insurance underwriting, claim processing, investment activities, the management of third-party capital and providing products and services to businesses and consumers, many of which are highly complex. These activities are subject to internal guidelines and policies, as well as legal and regulatory requirements, including, among others, those related to privacy and data security, artificial intelligence, economic and trade sanctions, anti-corruption, anti-bribery and global finance and investments, customer protection and insurance matters. Our continued expansion into new businesses, distribution channels and markets brings about additional requirements. While we believe that we have adopted adequate and effective risk management and compliance programs, compliance risks remain, particularly as we become subject to additional rules and regulations. Failure to comply with, or to obtain, appropriate authorizations or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business. Any such failure could also subject us to fines, penalties, equitable relief and changes to our business practices. In addition, a failure to comply could result in defaults under our senior unsecured debt agreements or credit facilities or damage our businesses or our reputation.

Compliance with applicable laws and regulations is personnel- and systems-intensive. Shareholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial and complex new regulations and compliance obligations. Any changes in, or the enactment of new, laws and regulations may increase the complexity of the regulatory environment in which we operate, which could materially increase our direct and indirect costs for compliance and other expenses of doing business, and have a material adverse effect on our results of operations and financial condition. For example, the use of artificial intelligence by us or third party providers may subject us to data privacy, intellectual property and general regulatory risk, particularly in light of emerging regulation on the use of artificial intelligence.

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

Changes in tax laws, rates or regulations could have a material adverse effect on us. Changes in federal, state or foreign tax laws, rates or regulations, or their interpretation and application, could adversely affect our tax positions or tax liabilities, require us to make adjustments in our operations or tax strategies, and increase our overall tax burden.

We are subject to laws and regulations relating to economic and trade sanctions and bribery and corruption, the violation of which could have a material adverse effect on us. We are required to comply with the economic and trade sanctions and embargo programs administered by the U.S. Department of the Treasury's Office of Foreign Assets Control and
10K - 27

similar multi-national bodies and governmental agencies worldwide, as well as applicable anti-corruption and anti-bribery laws and regulations of the U.S. and other jurisdictions where we operate. In some cases, we must comply with many new economic, financial and trade sanctions that are imposed over a short period of time, as occurred with the conflict between Russia and Ukraine. A violation of a sanction, embargo program, or anti-corruption law could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties. In addition, a violation could result in defaults under our outstanding indebtedness or credit facilities or damage our businesses or our reputation. Those penalties or defaults, or damage to our businesses or reputation, could have a material adverse effect on our results of operations and financial condition. In some cases, the requirements and limitations applicable to the global operations of U.S. companies and their affiliates are more restrictive than, and may even conflict with, those applicable to non-U.S. companies and their affiliates, which also could have a material adverse effect on our results of operations and financial condition.

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

Global Operations

Our businesses operate through independent local management teams, which could result in inconsistent management, governance and oversight practices. Our businesses operate through independent management teams located in the U.S., Bermuda, the U.K., Europe, Canada, the Middle East, Asia and Australia. Our Markel Group senior management team oversees our businesses; however, independent local management teams are responsible for strategy, day-to-day operations, profitability, capital allocation decisions, personnel decisions, the growth of the business, and legal and regulatory compliance, including adherence to applicable laws. Operating through subsidiary-level management teams can make it difficult for us to implement coordinated procedures throughout our global businesses. In addition, some of our businesses operate with management, sales, and support personnel that may be insufficient to support growth in their respective locations and industries. We continue to enhance our oversight procedures to effectively support our global businesses; however, our operating strategy nonetheless could result in inconsistent management, governance, and oversight practices, which may have a material adverse effect on our results of operations and financial condition.

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

General economic, market or industry conditions could lead to investment losses, adverse effects on our businesses and limit our access to the capital markets. General economic and market conditions and industry specific conditions, including extended economic recessions or expansions; prolonged periods of slow economic growth; inflation or deflation; fluctuations and volatility in foreign currency exchange rates, commodity and energy prices and interest rates; volatility in the credit and capital markets; changes in U.S. government debt ratings; the imposition of duties, tariffs and other changes in international trade regulation and other factors, could lead to: substantial realized and unrealized investment losses in future periods; changes in the carrying value of our other assets and liabilities; declines in demand for, or increased frequency and severity of claims made under, our insurance products; disruptions in global supply chains and increased costs of inputs for our products and services; reduced demand for our services and the products we sell and distribute; and limited or no access to the capital markets. Any of these impacts could have a material adverse effect on our results of operations, financial condition, debt and financial strength ratings or the adequacy of our insurance subsidiaries' capital. Markel Ventures businesses have been, and may continue to be, adversely affected by increased costs of labor and materials and declines in demand for certain products and services due to economic and industry specific conditions. In addition, in early 2025, the U.S. announced a series of new
10K - 28

or increased tariffs on certain foreign imports. These tariffs, or additional duties, tariffs and other trade barriers imposed by the U.S., and retaliatory countermeasures by other countries, may adversely affect the price and availability of goods for our businesses and the demand for our products. Our efforts to mitigate these impacts may not be successful and, even when they are successful, there may be a time lag before the impacts of these efforts are reflected in our results.

Our businesses, results of operations and financial condition could be adversely affected by ongoing regional or military conflicts and related disruptions in the global economy. The global economy has been, and may in the future be, negatively impacted by regional or military conflicts, for example, the on-going conflicts between Russia and Ukraine and in Israel and surrounding areas. We may have operations in areas affected by a conflict, and some of our businesses may be adversely affected by a conflict and its effects. Within our underwriting operations, we may have insurance contracts with exposure to losses attributed to a conflict. Our other operations also may have direct exposure to customers and vendors in an affected area. Certain of our businesses may experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of a conflict on the global economy.

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

Acquisitions, Integration and Reliance on Management and Personnel

The integration of acquired businesses may not be as successful as we anticipate. We have completed, and expect to complete, acquisitions in an effort to achieve profitable growth in our underwriting and other insurance operations and to create additional value on a diversified basis in our Markel Ventures operations. Acquisitions present operational, regulatory, strategic and financial risks, as well as risks associated with liabilities arising from the previous operations of the acquired businesses. We also must make decisions about the degree to which we integrate acquisitions into our existing businesses, operations and systems, and over what timeframe. Those decisions may adversely affect how successfully the acquired businesses perform, both in the short-term and in the long-term. All of these risks are magnified in the case of a large acquisition. Integration of the operations, systems and personnel of acquired businesses may prove more difficult than anticipated, which may result in failure to achieve financial objectives associated with the acquisition or diversion of management attention and other resources. In addition, integration of formerly privately held companies into the management and internal control and financial reporting systems of a publicly held company presents additional risks. See note 3 of the notes to consolidated financial statements included under Item 8 for information about our recent acquisitions.

Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition. As of December 31, 2024, goodwill and intangible assets totaled $4.2 billion and represented 25% of shareholders' equity. We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid to acquire businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if events or circumstances indicate that their carrying value may not be recoverable. Developments that adversely affect the future cash flows or earnings of an acquired business, including declining growth in industry segments or sustained market declines, as well as increases in cost of capital and other factors that impact the fair value of a reporting unit, could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. Such a charge could have a material adverse effect on our results of operations or financial condition. See "Critical Accounting Estimates - Goodwill and Intangible Assets" included under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and note 8 of the notes to consolidated financial statements included under Item 8 for information about our goodwill and intangible assets.

10K - 29

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

Information Technology Systems and Third-Party Systems and Service Providers

Information technology systems that we use could fail or suffer a security breach or cyberattack, which could have a material adverse effect on us or result in the loss of regulated or sensitive information. Our businesses are dependent upon the operational effectiveness and security of our enterprise systems and those maintained by third parties. Among other things, we rely on these systems to interact with producers, insureds, customers, clients, and other third parties, to perform actuarial and other modeling functions, to underwrite business, to prepare policies and process premiums, to process claims and make claims payments, to prepare internal and external financial statements and information, as well as to engage in a wide variety of other business activities. A significant failure of our enterprise systems, or those of third parties upon which we may rely, whether because of a natural disaster, network outage or a cyberattack on those systems could compromise our personal, confidential and proprietary information as well as that of our customers and business partners, impede or interrupt our business operations and could result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and fines, litigation and monetary and reputational damages. In addition, if we are unable to innovate, develop and acquire new technology, it may leave us more susceptible to these attacks. Like other companies, we have been subject to cyberattacks, malicious viruses and malware, and denial of service attacks and expect that this will continue in the future with greater sophistication and frequency. Despite any controls or protective actions we take against such attacks, those measures may be insufficient to prevent, or mitigate the effects of, a natural disaster, network outage or a cyberattack on our systems. This could result in liability to us, cause our data to be corrupted or stolen and cause us to commit resources to correct those failures.

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

10K - 30

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

In addition, we utilize third parties to perform certain technology and business process functions, such as data center hosting, cloud based operating environments, human resources and other outsourced services. If these third-party providers do not perform as expected, we may experience operational difficulties, increased costs and a loss of business, or we may not realize expected productivity improvements or cost efficiencies. Our use of third parties to perform certain technology and business process functions may expose us to risks related to privacy and data security, including through their use of artificial intelligence without our knowledge or below our standards, which could result in monetary and reputational damages. We may be further exposed to risks associated with artificial intelligence and machine learning technology if third-party service providers or any counterparts, whether known or unknown to us, use such technology in their business activities. In addition, our ability to receive services from third-party providers might be impacted by a wide variety of factors, including political and civil instability, supply chain disruptions, volatility or disruptions in the financial markets, wide-spread health issues, unanticipated or additional regulatory requirements or policies. As a result, our ability to conduct our businesses may be adversely affected.

Shareholder Activism

Our business could be disrupted as a result of a threatened proxy contest or other actions of activist shareholders. Publicly traded companies have increasingly become subject to campaigns by investors advocating corporate actions such as operational and financial restructuring, increased borrowing, special dividends, share repurchases or sales of assets or the entire company. For example, at a public investor conference on December 10, 2024, as well as in a subsequent letter to our Chief Executive Officer, JANA Partners made statements calling for us to, among other things, publicly announce a Board-led review to evaluate a potential simplification of Markel Group.

While we value constructive feedback from our investors and regularly engage in dialogue with them on various matters, we may nonetheless be subject to actions or proposals from activist shareholders that may not align with our business strategies or the interests of our other shareholders. Responding to actions by such activist shareholders or others could be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management team from the pursuit of business strategies, which could adversely affect our business, financial condition and results of operations. In addition, actual or perceived uncertainties as to our future direction caused by activist activities may cause or appear to cause instability, potentially making it more difficult to attract and retain qualified personnel and identify and secure investment opportunities. Activist shareholder activities may also cause significant fluctuations in our share price based on temporary or speculative market perceptions, or other factors that do not necessarily reflect the fundamental underlying value of our businesses.

Pandemics

Pandemics have had, and could have, material adverse effects on us. The effects of a pandemic, and related governmental responses, may be wide-ranging, costly, disruptive and rapidly changing, resulting in material adverse effects on our insurance, investment and Markel Ventures operations, and on our results of operations and financial condition, as was the case with COVID-19. Factors that give rise, or may give rise, to those effects include, or may include, the following, as well as others that we cannot predict:

•Insured or reinsured losses from pandemic-related claims that are different, or more extensive, than we expect;
•Government actions or judicial decisions related to insurance or reinsurance coverages or rates, including, for example, requiring retroactive coverage of claims or expanding the scope of coverage;
10K - 31

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

Item 1C. CYBERSECURITY

Markel Group is a holding company comprised of a diverse group of businesses and investments. Our specialty insurance business, which operates under the name Markel, sits at the core of our company. Markel Group also owns controlling interests in businesses that operate in a variety of other industries. We refer to this group of businesses as Markel Ventures. Each of our businesses is independently managed with respect to their information security and data protection programs.

10K - 32

Insurance

In order to maintain a strong cybersecurity program, our insurance business, Markel, uses a variety of controls and technology tools designed to identify, detect, prevent, respond to, and recover from security threats. Markel undergoes regular security audits including a System and Organization Controls, or SOC, audit for Cybersecurity conducted annually by independent auditors in which cybersecurity threats are identified and assessed. Markel regularly tests aspects of its internal security and conducts security risk interviews and assessments on third parties with whom it does business, depending on the nature of the relationship. Markel has invested in technology that assists its risk management teams in measuring and addressing weaknesses in its third-party and supply chain community. Markel performs continuous monitoring of all its critical third parties to ensure they are maintaining acceptable levels of security controls and remediating any known weaknesses.

Markel participates in the Financial Services Information Sharing and Analysis Center to share information about the latest cyber threats and preparedness measures. Markel also shares threat intelligence information with other partners. Markel has a cybersecurity incident response plan, as well as a crisis management plan, that cover cyber events, including a process for determining the materiality of cyber events that includes evaluation by a cross functional crisis management group including security, information technology, finance, legal and business and escalation to Markel Group senior management as warranted by the severity of the situation. An internal team engages in tabletop exercises on a regular basis to enhance preparedness for such situations.

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

The Markel information security and data protection program is led by a Chief Information Security Officer (CISO) who supervises a team of security and data protection professionals across the globe. Markel's global information security and data protection program leverages the Cybersecurity Framework from the National Institutes of Standards and Technology as well as industry best practices. Markel also is able to map to both ISO (International Organization for Standardization) and BSI (British Standards Institution) among other cybersecurity standards. Markel's CISO has been with Markel 14 years and has 23 years' experience in information technology, with 18 years in information technology security, and is a certified Information Systems Security Professional (CISSP).

Information technology systems and services, including cybersecurity, used by the small team of individuals at the Markel Group holding company are provided and/or administered by teams within our insurance business, consistent with practices outlined above.

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

10K - 33

Markel Ventures has established processes for the Markel Ventures businesses to share information about how they assess, identify, and manage cybersecurity risk, and Markel Ventures shares information on material risks from cybersecurity incidents with Markel Group management, as appropriate. Each Markel Ventures business has a board that meets regularly. Material matters regarding cybersecurity risk management and cybersecurity incidents are discussed at these meetings. In addition, Markel Ventures management regularly meets with the businesses to discuss their risk identification, assessment, and management approach. These discussions include how the business assesses, identifies, and manages key risks, including cybersecurity risks.

Markel Ventures requires real-time reporting of cybersecurity incidents to understand how the matters are being managed, assess whether public disclosure is required, with escalation to Markel Group senior management as warranted by the severity of the situation. Depending on the cybersecurity incident, third parties may be engaged by the Markel Ventures businesses to assist them in understanding and managing the event.

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

Item 2. PROPERTIES

We lease office space in Glen Allen, Virginia for our Markel Group corporate headquarters, which also serves as the headquarters for our insurance and Markel Ventures operations. Our insurance operations lease office space throughout the U.S. and in various locations in other countries. In total, we have 64 insurance offices in 16 countries. Additionally, our Markel Ventures businesses maintain office space, factories and warehouses, both through leased and owned properties, throughout the U.S. and in certain international locations. The property needs of our Markel Ventures businesses vary based on the nature of the operations of each business. We believe our properties are suitable and adequate for our current operations.

10K - 34

Information About Our Executive Officers

Thomas S. Gayner
Chief Executive Officer since January 2023. Co-Chief Executive Officer from January 2016 to December 2022. President and Chief Investment Officer from May 2010 to December 2015. Chief Investment Officer from January 2001 to December 2015. Director from 1998 to 2004. Director since August 2016. Age 63.

Michael R. Heaton
Executive Vice President and Chief Operating Officer since February 2024 and Executive Vice President since May 2022. President, Markel Ventures from January 2016 to May 2022. President and Chief Executive Officer, Markel Ventures, Inc., a subsidiary, from May 2020 to May 2022; President and Chief Operating Officer, Markel Ventures, Inc., from January 2016 to May 2020. Chief Operating Officer, Markel Ventures, Inc., from September 2013 to December 2015. Age 48.

Andrew G. Crowley
President, Markel Ventures since May 2022. President, Markel Ventures, Inc., a subsidiary, since May 2022. Executive Vice President, Markel Ventures, Inc., from May 2020 to May 2022. Managing Director, Markel Ventures, Inc., from January 2017 to May 2020. Age 42.

Jeremy A. Noble
President, Insurance since January 2023. Senior Vice President and Chief Financial Officer from September 2018 to December 2022. Senior Vice President, Finance from June 2018 to September 2018. Finance Director, Markel International from July 2015 to June 2018. Managing Director, Internal Audit from September 2011 to July 2015. Age 49.

Richard R. Grinnan
Senior Vice President, Chief Legal Officer and Secretary of Markel Group since February 2020 and of Markel since October 2022. General Counsel and Secretary from June 2014 to February 2020. Assistant General Counsel from August 2012 to June 2014. Age 56.

Brian J. Costanzo
Chief Financial Officer of Markel Group and of Markel since December 2023. Senior Vice President, Finance, Chief Accounting Officer and Controller from October 2022 to December 2023. Principal financial officer (on an interim basis) from January 2023 to March 2023. Chief Accounting Officer and Controller from June 2021 to October 2022. Controller from December 2019 to June 2021. Segment Controller - U.S. Insurance from March 2014 to December 2019. Age 46.

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

250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
Markel Group Inc.
S&P 500 Index
Dow Jones U.S. Property & Casualty Insurance Index

	Years Ended December 31,
	2019 (1)	2020	2021	2022	2023	2024
Markel Group Inc.	$100	$90	$108	$115	$124	$151
S&P 500 Index	100	118	152	125	158	197
Dow Jones U.S. Property & Casualty Insurance Index	100	103	126	145	164	219
(1)    $100 invested on December 31, 2019 in our common stock or the listed index. Includes reinvestment of dividends.

Common Stock and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 5, 2025 was approximately 238. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 238,000. Our current strategy is to retain earnings and, consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

10K - 36

Common Share Repurchases

The following table summarizes our common share repurchases for the quarter ended December 31, 2024.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2024 through October 31, 2024	28,980	$1,570.21	28,980	$286,594
November 1, 2024 through November 30, 2024	32,860	$1,636.09	32,860	$1,977,832
December 1, 2024 through December 31, 2024	43,346	$1,725.20	43,346	$1,903,051
Total	105,186	$1,654.66	105,186	$1,903,051
(1)    The Board of Directors approved the repurchase of up to $2 billion of our common shares pursuant to a share repurchase program publicly announced in November 2024. The new program terminated and replaced a similar $750 million share repurchase program authorized in November 2023. Under our share repurchase program, we may repurchase outstanding common shares of our stock from time to time in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. The share repurchase program has no expiration date but may be terminated by the Board at any time.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III for information on securities authorized for issuance under our equity compensation plans.

Available Information

This document represents Markel Group's Annual Report on Form 10-K, which is filed with the United States Securities and Exchange Commission. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission. Our website address is www.mklgroup.com.

Transfer Agent

Equiniti Trust Company, LLC, 48 Wall Street, Floor 23, New York, NY 10005
(800) 937-5449 helpast@equiniti.com

Annual Shareholders Meeting

Our annual shareholders meeting will take place on May 21, 2025 at the University of Richmond Robins Center in Richmond, Virginia at 2:00 p.m. (Eastern Time). The shareholders meeting will be part of a two-day event we call the Reunion, which is open to shareholders, employees, and friends of Markel Group. More information on the agenda and registration for the Reunion is available at www.mklreunion.com.

10K - 37

Item 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis includes discussion of changes in our results of operations and financial condition from 2023 to 2024 and should be read in conjunction with the consolidated financial statements and related notes included under Item 8, Item 1 Business, Item 1A Risk Factors and "Safe Harbor and Cautionary Statement" under Item 7. The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of our holding company, Markel Group Inc. (Markel Group), and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation (the Company). A discussion of changes in our results of operations and financial condition from 2022 to 2023 may be found in Part II Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 23, 2024.

Item 7 is divided into the following sections:

•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Safe Harbor and Cautionary Statement

For a discussion of our significant accounting policies, see note 1 of the notes to consolidated financial statements included under Item 8.

Results of Operations

The following table presents the components of operating revenues.

	Years Ended December 31,
(dollars in thousands)	2024	2023
Insurance segment	$7,407,643	$7,282,705
Reinsurance segment	1,028,201	1,014,294
Other insurance operations	291,873	280,131
Insurance operations	8,727,717	8,577,130
Net investment income	913,478	729,219
Net investment gains	1,807,219	1,524,054
Other	52,253	(11,854)
Investing segment	2,772,950	2,241,419
Markel Ventures segment	5,120,096	4,985,081
Total operating revenues	$16,620,763	$15,803,630

10K - 38

The following table presents the components of operating income and comprehensive income to shareholders.

	Years Ended December 31,
(dollars in thousands)	2024	2023
Operating income:
Insurance segment	$421,885	$162,176
Reinsurance segment	(5,363)	(19,265)
Other insurance operations	184,480	205,234
Insurance operations	601,002	348,145
Investing segment	2,772,950	2,241,419
Markel Ventures segment	520,082	519,878
Amortization of acquired intangible assets	(181,472)	(180,614)
Operating income	3,712,562	2,928,828
Interest expense	(204,300)	(185,077)
Net foreign exchange gains (losses)	129,438	(90,045)
Income tax expense	(790,294)	(552,616)
Net income attributable to noncontrolling interests	(100,384)	(105,030)
Net income to shareholders	2,747,022	1,996,060
Preferred stock dividends	(36,000)	(36,000)
Net income to common shareholders	2,711,022	1,960,060
Other comprehensive income (loss) to shareholders	(138,872)	289,284
Comprehensive income to shareholders	$2,608,150	$2,285,344

The increase in comprehensive income to shareholders in 2024 compared to 2023 was primarily due to pre-tax net investment gains of $1.8 billion on our equity securities in 2024 compared to $1.6 billion in 2023.

The components of comprehensive income to shareholders are discussed in further detail under "Insurance Results," "Investing Results," "Markel Ventures Results," "Other" and "Other Comprehensive Income (Loss) to Shareholders."

Insurance Results

Our Insurance operations include our underwriting, program services and insurance-linked securities (ILS) operations. We have a suite of capabilities through which we can access capital to support our customers' risks, which includes our own capital through our underwriting operations and third-party capital through our program services and ILS operations. Our underwriting operations, which are primarily comprised of our Insurance and Reinsurance segments, produce revenues primarily by underwriting insurance contracts and earning premiums in the specialty insurance market. Our program services and ILS operations produce revenues primarily through fees earned for fronting services and investment management services. Our insurance operations also include the underwriting results of run-off lines of business that were discontinued prior to, or in conjunction with, insurance acquisitions, and the results of our run-off life and annuity reinsurance business.

10K - 39

The following table presents the components of our Insurance operations gross premium volume and operating revenues.

	Years Ended December 31,
(dollars in thousands)	2024	2023	% Change
Gross premium volume:
Underwriting	$10,551,873	$10,277,632	3%
Program services and ILS (1)	4,942,758	3,724,605	33%
Insurance operations	$15,494,631	$14,002,237	11%

Operating revenues:
Insurance segment	$7,407,643	$7,282,705	2%
Reinsurance segment	1,028,201	1,014,294	1%
Other insurance operations	291,873	280,131	4%
Insurance operations	$8,727,717	$8,577,130	2%

Operating income:
Insurance segment	$421,885	$162,176	160%
Reinsurance segment	(5,363)	(19,265)	72%
Other insurance operations	184,480	205,234	(10)%
Insurance operations	$601,002	$348,145	73%
(1)    Substantially all gross premiums from our fronting operations were ceded to third parties for the years ended December 31, 2024 and 2023.

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

10K - 40

The following table presents summary data for our consolidated underwriting operations, which are comprised predominantly of our Insurance and Reinsurance segments. Our consolidated underwriting results also include results from discontinued lines of business and the retained portion of our fronting operations.

	Years Ended December 31,
(dollars in thousands)	2024	2023	% Change
Gross premium volume	$10,548,297	$10,276,419	3%
Net written premiums	$8,296,175	$8,397,575	(1)%
Earned premiums	$8,432,412	$8,295,479	2%
Underwriting profit	$402,274	$132,736	203%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	65.3%	64.6%	0.7
Prior accident years loss ratio	(5.4)%	(0.5)%	(4.9)
Loss ratio	59.9%	64.2%	(4.3)
Expense ratio	35.3%	34.2%	1.1
Combined ratio	95.2%	98.4%	(3.2)

Current accident year loss ratio catastrophe impact (2)	0.8%	0.5%	0.3

Current accident year loss ratio, excluding catastrophe impact	64.5%	64.1%	0.4
Combined ratio, excluding current year catastrophe impact	94.4%	97.9%	(3.5)
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our underwriting operations in 2024 was driven by growth within both of our underwriting segments. Our gross premium volume growth moderated in 2024 as a result of corrective underwriting actions taken and our focus on pursuing business that we feel is adequately priced. We remain cautious in our selection of risks and are allowing business to lapse where we believe rates are inadequate.

In 2024, we continued to achieve modest rate increases across our diversified product portfolio. The primary exceptions, where we are seeing modest rate decreases, are within our workers' compensation, risk-managed professional liability, cyber and international energy portfolios, which is consistent with the broader market trends in these product classes. We examine each of our product classes regularly by evaluating pricing and exposure, underwriting terms and conditions, deal structure, including limits and attachment points, and our expectations around loss cost trends, among other things. We target premium growth only in product lines where we are most confident in the levels of rate adequacy.

We achieved rate increases within our personal lines and select marine and energy product lines throughout 2024, and we believe these product lines continue to be priced at a level that will earn appropriate returns on capital. As a result, we are continuing to increase our premium writings in these lines. Our property product lines achieved rate increases at the beginning of 2024 before softening during the year and turning slightly negative in the second half of 2024. Additionally, we achieved high single digit rate increases within many of our general liability product lines with U.S. exposures, and these rate increases are generally in line with, or better than, our assumptions on loss cost trends. We are being cautious in selecting which risks to pursue and how much limit to deploy within certain subclasses of our general liability portfolio as we rebalance our general liability portfolio and focus on growth in areas of the portfolio that we project will meet our profitability requirements.

Within our professional liability product lines, we saw modest rate decreases driven by the continued rate decreases within our risk-managed professional liability product lines. Within these lines, we are contracting our new premium writings and reducing limits deployed and are also allowing business to lapse when we believe rates are inadequate. In other professional liability product lines, particularly within our international portfolio and our U.S. commercial products, we are generally seeing small rate decreases; however, we believe these pockets of the portfolio are adequately priced overall, and we are continuing to pursue growth opportunities.
10K - 41

Net retention of gross premium volume for our underwriting operations was 79% in 2024 compared to 82% in 2023. The decrease was driven by lower retention across both of our underwriting segments. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs. The increase in earned premiums in 2024 was primarily attributable to higher gross premium volume in recent periods.

Combined Ratio

Excluding losses attributed to natural catastrophes, the improvement in our consolidated combined ratio was primarily attributable to more favorable development on prior accident years loss reserves in 2024 compared to 2023 within our Insurance segment.

Natural Catastrophes

In 2024, underwriting results included $70.6 million of net losses and loss adjustment expenses attributed to Hurricane Helene and Hurricane Milton (2024 Catastrophes). The net losses and loss adjustment expenses from the 2024 Catastrophes were net of ceded losses of $60.4 million. In 2023, underwriting results included $40.1 million of net losses and loss adjustment expenses attributed to Hawaiian wildfires and Hurricane Idalia (2023 Catastrophes). The net losses and loss adjustment expenses from the 2023 Catastrophes were net of ceded losses of $9.3 million. The net losses and loss adjustment expenses attributed to the 2024 Catastrophes as of December 31, 2024 represent our best estimate based upon information currently available. Our estimate for these losses is based on industry loss estimates and output from industry, broker and proprietary models, as well as policy level reviews and analysis of ceded reinsurance contracts. This estimate is based on various assumptions about coverage and liability and is therefore subject to change. While we believe our net reserves for the 2024 Catastrophes as of December 31, 2024 are adequate, we continue to closely monitor reported claims and may adjust our estimate of net losses as new information becomes available.

In January 2025, there was a series of wildfires in southern California. Based on information currently available, we estimate our range of underwriting losses, including the impact of reinstatement premiums, from these events to be between $90 million and $130 million, before income taxes. This estimated range of losses was derived based on a review of in-force contracts and an analysis of ceded reinsurance contracts, as well as preliminary industry loss estimates. Due to the inherent uncertainty associated with the nature of these wildfire events and limited claims activity, our underwriting loss estimates are subject to a wide range of variability. We will refine our estimate of net losses, which will be recorded in the first quarter of 2025, as more details about these events and actual level of claims emerge.

Intellectual Property Collateral Protection Insurance

In 2024 and 2023, we recognized losses on our discontinued intellectual property collateral protection insurance (IP CPI) product in our Insurance segment. The following table summarizes the losses recognized and their impact on our Insurance segment and consolidated combined ratios.

	2024			2023
	Losses and loss adjustment expenses	Point impact on combined ratio (1)		Losses and loss adjustment expenses	Point impact on combined ratio (1)
(dollars in thousands)		Insurance segment	Consolidated		Insurance segment	Consolidated
Current accident year (2)	$136,048	1.8%	1.6%	$91,328	1.3%	1.1%
Prior accident years	32,486	0.4%	0.4%	6,244	0.1%	0.1%
Total	$168,534	2.3%	2.0%	$97,572	1.3%	1.2%
(1)    The impact on the combined ratio is calculated as associated net losses and loss adjustment expenses divided by total Insurance segment or consolidated earned premiums, as applicable. Amounts may not reconcile due to rounding. Earned premiums on our IP CPI product for the years ended December 31, 2024 and 2023 were not material.
(2)    Current accident year losses and loss adjustment expenses for the year ended December 31, 2023 included $65.0 million of credit losses in connection with a fraudulent letter of credit that was provided by an affiliate of Vesttoo Ltd. as collateral for reinsurance purchased on one of the policies that resulted in a claim.

10K - 42

Beginning in the second half of 2023, we began to observe higher than expected levels of defaults on loans collateralized by intellectual property, for which we provide coverage to the lenders through our IP CPI product line. Furthermore, for loans that are in default, the intellectual property that serves as security for the loans has proven to be less valuable than we initially anticipated.

In response to these adverse developments and the product's ultimate inability to meet our profitability targets, we discontinued writing this product at the beginning of 2024. However, we have continued to recognize losses on our IP CPI product line in 2024 as additional claim events occurred, which result from both a default on the loan and impairment of the underlying intellectual property. As of December 31, 2024, all losses on probable claims have been recognized, however, we believe the potential for additional claims in 2025 is reasonably possible, and such amounts could be material to our results of operations and cash flows. However, we believe the amount of such losses in 2025 is likely to be less than what we recognized in 2024.

Insurance Segment

	Years Ended December 31,
(dollars in thousands)	2024	2023	% Change
Gross premium volume	$9,400,316	$9,217,150	2%
Net written premiums	$7,260,089	$7,432,062	(2)%
Earned premiums	$7,407,643	$7,282,705	2%
Underwriting profit	$421,885	$162,176	160%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	64.4%	64.4%	0.0
Prior accident years loss ratio	(6.1)%	(1.4)%	(4.7)
Loss ratio	58.3%	63.0%	(4.7)
Expense ratio	36.0%	34.8%	1.2
Combined ratio	94.3%	97.8%	(3.5)

Current accident year loss ratio catastrophe impact (2)	0.9%	0.5%	0.4

Current accident year loss ratio, excluding catastrophe impact	63.5%	63.9%	(0.4)
Combined ratio, excluding current year catastrophe impact	93.4%	97.2%	(3.8)
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Insurance segment in 2024 was driven by new business growth and more favorable rates within our personal lines, programs, marine and energy and credit and surety product lines, partially offset by lower premium volume within select lines of our U.S. general liability and professional liability product lines. Gross premium volume within our U.S. general liability and professional liability product lines decreased $317.2 million in 2024 compared to 2023, which reflects decreased writings within our brokerage contractors, brokerage excess and umbrella and risk-managed excess casualty general liability products and our risk-managed professional liability products as part of targeted underwriting actions aimed at achieving greater profitability within these product lines.

Net retention of gross premium volume was 77% in 2024 compared to 81% in 2023. The decrease was driven by higher cession rates on our professional liability product lines in 2024 compared to 2023, as well as changes in mix of business as we decreased writings on select lines of our U.S. general liability product lines, which have lower cession rates than most other products within the segment. The increase in earned premiums in 2024 was primarily due to higher gross premium volume in recent periods.

10K - 43

Combined Ratio

The Insurance segment's current accident year losses and loss adjustment expenses in 2024 included $67.2 million of net losses and loss adjustment expenses attributed to the 2024 Catastrophes. Current accident year losses in 2023 included $39.6 million of net losses and loss adjustment expenses attributed to the 2023 Catastrophes. Excluding these losses, the improvement in the current accident year loss ratio in 2024 compared to 2023 was primarily attributable to lower attritional loss ratios within our international product lines, largely offset by higher attritional loss ratios across our U.S. product lines, driven largely by our professional liability product lines. In 2024, we increased our attritional loss ratios on certain product classes within our U.S. professional liability product lines in response to unfavorable loss development trends in recent years and to include an increase in the level of caution on our U.S. professional liability and general liability product lines.

The Insurance segment's 2024 combined ratio included $451.0 million of favorable development on prior accident years loss reserves compared to $104.7 million in 2023. The increase in favorable development was primarily attributable to modest favorable development on our U.S. general liability product lines in 2024 compared to significant adverse development in 2023. In 2024, favorable development was primarily attributable to our international professional liability product lines, as well as our general liability, property, marine and energy, programs and credit and surety product lines. Favorable development in 2023 was primarily attributable to our property, marine and energy, international professional liability, personal lines and workers' compensation product lines, partially offset by adverse development on our U.S. general liability and professional liability product lines. See note 11 of the notes to consolidated financial statements included under Item 8 for more information on the Insurance segment's prior year loss reserve development.

The increase in the Insurance segment's expense ratio in 2024 was primarily attributable to higher personnel costs, including profit sharing expenses and investments in underwriting talent within our international operations, as well as other general and administrative expenses, including investments in technology across our global operations to drive future growth and operational efficiencies. The increase is also partially attributable to general cost inflation trends outpacing premium growth, as a result of the underwriting actions taken on our U.S. general liability and professional liability product lines, as previously discussed.

Reinsurance Segment

	Years Ended December 31,
(dollars in thousands)	2024	2023	% Change
Gross premium volume	$1,150,780	$1,046,539	10%
Net written premiums	$1,039,372	$967,799	7%
Earned premiums	$1,028,201	$1,014,294	1%
Underwriting loss	$(5,363)	$(19,265)	72%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	71.6%	66.0%	5.6
Prior accident years loss ratio	(1.2)%	5.6%	(6.8)
Loss ratio	70.4%	71.7%	(1.3)
Expense ratio	30.1%	30.2%	(0.1)
Combined ratio	100.5%	101.9%	(1.4)

Current accident year loss ratio catastrophe impact (2)	0.3%	0.0%	0.3

Current accident year loss ratio, excluding catastrophe impact	71.3%	66.0%	5.3
Combined ratio, excluding current year catastrophe impact	100.2%	101.9%	(1.7)
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

10K - 44

Premiums

The increase in gross premium volume in our Reinsurance segment in 2024 was driven by increases on renewals and new business within our marine and energy product lines, as well as new business and favorable timing differences on our workers' compensation product line. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts. Net retention of gross premium volume was 90% in 2024 compared to 92% in 2023. The decrease in net retention was driven by the increased premium volume in our marine and energy business, which carries a higher cession rate than the rest of the segment. The increase in earned premiums in 2024 was primarily due to the impact of higher gross premium volume within our marine and energy and general liability product lines in recent periods, partially offset by unfavorable premium adjustments in 2024 compared to favorable premium adjustments 2023.

Combined Ratio

The increase in the Reinsurance segment's current accident year loss ratio in 2024 compared to 2023 was primarily due to higher attritional loss ratios, which we increased in response to recent loss development trends within our professional liability and general liability product lines and to include an increase in the level of caution on these product lines. The increase also includes the impact of unfavorable premium adjustments on prior accident years in 2024 compared to favorable premium adjustments on prior accident years in 2023, as well as large losses on our credit and surety product line in 2024.

The Reinsurance segment's 2024 combined ratio included $12.3 million of favorable development on prior accident years loss reserves, which was primarily attributable to our property, workers' compensation and professional liability product lines, partially offset by adverse development on our public entity product line. Adverse development on our public entity product line in 2024 totaled $34.1 million, or three points on the Reinsurance segment's combined ratio.

In 2023, the combined ratio included $57.1 million of adverse development on prior accident years loss reserves, which was driven by $95.5 million, or nine points, of adverse development on our general liability product lines and $55.7 million, or five points, of adverse development on our public entity product line, as well as additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability product lines. These increases in prior accident year reserves in 2023 were partially offset by favorable development across several product lines, including our property and workers' compensation product lines, as well as reduced exposures recognized on prior accident years related to net unfavorable premium adjustments on our professional liability product lines.

Adverse development on our public entity product line in 2023 was due to increased frequency of large claims over several quarters on a segment of business that we discontinued writing in 2020. In 2024, we observed similar unfavorable claims trends across the remaining public entity contracts in the more recent accident years. In response to these adverse trends and the product's ultimate inability to meet our profitability targets, we discontinued writing the public entity product line in the fourth quarter of 2024.

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

10K - 45

	Years Ended December 31,
	2024		2023
(dollars in thousands)	Operating revenues	Operating income (loss)	Operating revenues	Operating income (loss)
Program services
Fronting	$155,355	$122,341	$134,914	$103,323
Disposition gain	—	—	16,923	16,923
Program services total	155,355	122,341	151,837	120,246
Insurance-linked securities	127,514	41,241	118,290	42,340
Life and annuity (1)	(145)	(18,445)	40	(12,030)
Markel CATCo Re (2)	—	58,099	—	71,491
Other	12,581	(4,508)	11,484	(6,638)
	295,305	198,728	281,651	215,409
Underwriting (3)	(3,432)	(14,248)	(1,520)	(10,175)
Other insurance operations	$291,873	$184,480	$280,131	$205,234
(1)    Investment income earned on the investments that support life and annuity policy benefit reserves is included in our Investing segment.
(2)    Results attributable to Markel CATCo Re Ltd. (Markel CATCo Re) for both periods were entirely attributable to noncontrolling interest holders in Markel CATCo Re.
(3)    Underwriting results attributable to our other insurance operations are comprised of results from discontinued lines of business and the retained portion of our fronting operations.

The following table summarizes gross premium volume fronted through our program services and ILS operations.

	Years Ended December 31,
(dollars in thousands)	2024	2023	% Change
Program services	$3,636,736	$2,883,737	26%
Insurance-linked securities	1,306,022	840,868	55%
Total fronting	$4,942,758	$3,724,605	33%

Program Services

Our program services operations represent the contribution to our insurance results from our State National division's fronting operations. The increase in operating revenues and gross premium volume from our program services operations in 2024 was attributable to expansion of existing programs and new business.

In 2023, we sold Independent Specialty Insurance Company, a subsidiary within our program services operations, which resulted in a gain of $16.9 million.

Insurance-Linked Securities

Our ILS operations represent the overall contribution to our insurance results from our Nephila division and are comprised of Nephila's fund management operations and its related fronting operations through which we earn ceding fees for premiums fronted by our underwriting subsidiaries on behalf of entities managed by Nephila. The increase in operating revenues from our ILS operations in 2024 was primarily attributable to the impact of a higher effective management fee rate in 2024 compared to 2023, as well as growth in premiums fronted. These increases were partially offset by $31.1 million of investment management fees recognized in 2023 upon the release of capital from side pocket reserves with no comparable activity in 2024. The increase in gross premium volume fronted through our ILS operations in 2024 was primarily due to growth of Nephila's property catastrophe and specialty programs.

10K - 46

Underwriting

The underwriting operating loss in 2024 on our other insurance operations was primarily attributable to loss adjustment expenses related to asbestos and environmental exposures. Development on asbestos and environmental loss reserves is monitored separately from our ongoing underwriting operations and is not included in a reportable segment.

Investing Results

We measure our investment performance by analyzing net investment income, which reflects the recurring interest and dividend earnings on our investment portfolio. We also analyze net investment gains, which include unrealized gains and losses on our equity portfolio. Based on the potential for volatility in the financial markets, we understand that the level of gains or losses may vary significantly from one period to the next, and therefore believe that our investment performance is best analyzed over longer periods of time.

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

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Net investment income	$920,496	$734,532	$446,755	$367,417	$375,826
Yield on fixed maturity securities (1)	3.2%	2.8%	2.3%	2.6%	3.1%
Yield on short-term investments (1)	4.8%	4.5%	1.5%	0.1%	0.5%
Yield on cash and cash equivalents and restricted cash and cash equivalents (1)	3.7%	2.8%	0.6%	0.0%	0.2%

Net realized investment gains (losses)	$4,423	$(42,177)	$(40,983)	$37,908	$14,780
Change in fair value of equity securities	1,802,796	1,566,231	(1,554,750)	1,940,626	603,199
Net investment gains (losses)	$1,807,219	$1,524,054	$(1,595,733)	$1,978,534	$617,979

Return on equity securities (2)	20.1%	21.6%	(16.1)%	29.4%	15.1%
Five-year annual return	12.8%	14.6%	9.3%	18.4%	15.2%
Ten-year annual return	12.1%	11.9%	12.9%	16.9%	14.3%
Twenty-year annual return	10.5%	10.2%	10.6%	11.0%	10.5%

Other (3)	$52,253	$(11,854)	$(17,661)	$7,184	$(3,996)
Change in net unrealized gains (losses) on available-for-sale investments	$(165,423)	$390,558	$(1,463,876)	$(513,084)	$510,247
(1)    Yield reflects the applicable interest income as a percentage of the monthly average invested assets at amortized cost.
(2)    Return on equity securities is calculated by dividing dividends and the change in fair value of equity securities by the monthly average equity securities at fair value and considers the timing of net purchases and sales.
(3)    Other income or losses within our investing results primarily relate to equity method investments in our Investing segment, which are managed separately from the rest of our investment portfolio.

Net investment income increased in 2024, primarily driven by higher interest income on fixed maturity securities due to a higher yield and higher average holdings during 2024 compared to 2023, as well as higher yields on cash and short-term investments. In 2024, we continued to allocate cash to money market funds, short-term investments and fixed maturity securities to take advantage of higher interest rates. See note 4(d) of the notes to consolidated financial statements included under Item 8 for details regarding the components of net investment income.

10K - 47

Markel Ventures Results

We measure the operating performance of our Markel Ventures segment by its operating income, as well as earnings before interest, income taxes, depreciation and amortization (EBITDA). We consolidate the results of our Markel Ventures subsidiaries on a one-month lag, with the exception of significant transactions or events that occur during the intervening period.

In June 2024, we acquired 98% of Valor Environmental (Valor), an environmental services company providing erosion control and related services to commercial development sites and homebuilders throughout the U.S. In September 2024, we acquired a 68% ownership interest in Educational Partners International (EPI), a company that sponsors international teachers for placements in schools in the U.S. Through December 2024, our investment in EPI was accounted for under the equity method, as we did not have control over the business due to pending regulatory approval. We received regulatory approval in January 2025 and will consolidate EPI beginning in the first quarter of 2025. See note 3 of the notes to consolidated financial statements included under Item 8 for additional details related to these acquisitions.

The following table summarizes the results from our Markel Ventures segment.

	Years Ended December 31,
(dollars in thousands)	2024	2023	% Change
Operating revenues	$5,120,096	$4,985,081	3%
Segment operating income	$520,082	$519,878	0%
EBITDA	$642,207	$628,483	2%

The increase in operating revenues in 2024 was driven by higher revenues at our consumer building products businesses due to a combination of higher prices, increased demand and the contribution from an acquisition made by one of these businesses in the first quarter of 2024. The increase in operating revenues also reflects the contribution from Valor and increased demand at our equipment manufacturing businesses. These increases in operating revenues were largely offset by the impact of decreased demand and lower prices across a number of our other businesses, most notably at one of our transportation-related businesses.

Segment operating income in 2024 was consistent with 2023. The impact of higher revenues and operating margins at our consumer and building products businesses and our equipment manufacturing businesses was offset by the impact of lower revenues and operating margins at one of our transportation-related businesses and lower operating margins at our construction services businesses.

Markel Ventures segment EBITDA is a non-GAAP financial measure. We use Markel Ventures segment EBITDA as an operating performance measure in conjunction with U.S. GAAP measures, including operating income, to monitor and evaluate the performance of our Markel Ventures segment. Because EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indicator of economic performance that is useful to both management and investors in evaluating our Markel Ventures businesses as it is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation or amortization resulting from purchase accounting. The following table reconciles Markel Ventures segment operating income to EBITDA.

	Years Ended December 31,
(dollars in thousands)	2024	2023
Markel Ventures segment operating income	$520,082	$519,878
Depreciation expense	122,125	108,605
Markel Ventures segment EBITDA	$642,207	$628,483

10K - 48

The following tables present condensed financial information reflecting the financial position, results of operations and cash flows of Markel Ventures, Inc. and its consolidated subsidiaries, and also summarizing the amounts recognized in the consolidated financial statements included under Item 8, unless otherwise noted.

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2024	2023
ASSETS
Cash and cash equivalents	$281,960	$398,983
Receivables	636,083	655,875
Goodwill	1,251,809	1,137,654
Intangible assets	708,463	736,717
Other assets:
Property, plant and equipment, net	1,236,105	1,145,359
Inventory	631,508	617,250
Right-of-use lease assets	585,053	534,342
Equity method investments	286,430	96,746
Other	206,818	196,616
Total other assets	2,945,914	2,590,313
Total Assets	$5,824,229	$5,519,542
LIABILITIES AND EQUITY
Debt (1)	$1,085,239	$1,077,034
Other liabilities:
Lease liabilities	598,589	547,099
Accounts payable and accrued liabilities	322,263	372,768
Other	644,838	622,986
Total other liabilities	1,565,690	1,542,853
Total Liabilities	2,650,929	2,619,887
Redeemable noncontrolling interests	540,034	469,685
Shareholders' equity (2)	2,637,070	2,433,184
Noncontrolling interests	(3,804)	(3,214)
Total Equity	2,633,266	2,429,970
Total Liabilities and Equity	$5,824,229	$5,519,542
(1)     Debt as of December 31, 2024 and 2023 included $788.0 million and $738.0 million, respectively, of debt due to other subsidiaries of Markel Group, which was eliminated in consolidation and is guaranteed by Markel Group.
(2)     Shareholders' equity as of December 31, 2024 and 2023 included $1.6 billion and $1.4 billion of common stock, which represents Markel Group's investment in Markel Ventures, Inc. and which was eliminated in consolidation.

10K - 49

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
(dollars in thousands)	2024	2023
OPERATING REVENUES
Products revenues	$2,635,659	$2,545,053
Services and other revenues	2,477,419	2,434,715
Net investment income	7,018	5,313
Total Operating Revenues	5,120,096	4,985,081
OPERATING EXPENSES
Products expenses	2,272,219	2,220,676
Services and other expenses	2,327,795	2,244,527
Amortization of acquired intangible assets	81,317	82,370
Total Operating Expenses	4,681,331	4,547,573
Operating Income	438,765	437,508
Interest expense (1)	(45,809)	(47,227)
Net foreign exchange gains (losses)	2,845	(6,295)
Income Before Income Taxes	395,801	383,986
Income tax expense	(87,927)	(85,295)
Net Income	307,874	298,691
Net income attributable to noncontrolling interests	(42,168)	(33,585)
Net Income to Shareholders	$265,706	$265,106
(1)    Interest expense for the years ended December 31, 2024 and 2023 included intercompany interest expense of $27.7 million and $26.5 million, respectively, which was eliminated in consolidation.

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(dollars in thousands)	2024	2023
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	$398,983	$315,452
Net cash provided by operating activities	497,006	568,063
Net cash used by investing activities	(559,069)	(238,242)
Net cash used by financing activities (1)	(54,350)	(246,102)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(610)	(188)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(117,023)	83,531
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of year	$281,960	$398,983
(1)    Net cash used by financing activities for the year ended December 31, 2024 included net additions to intercompany debt of $50.0 million, which were eliminated in consolidation. Net cash used by financing activities for the year ended December 31, 2023 included net repayments of intercompany debt of $70.0 million, which were eliminated in consolidation.

10K - 50

Other

The following table presents the components of consolidated net income that are not allocated to our operating segments.

	Years Ended December 31,
(dollars in thousands)	2024	2023
Amortization of acquired intangible assets	$181,472	$180,614
Interest expense	$204,300	$185,077
Net foreign exchange (gains) losses	$(129,438)	$90,045
Income tax expense	$790,294	$552,616
Effective tax rate	22%	21%

Interest Expense

The increase in interest expense for the year ended 2024 was primarily attributable to the issuance of our 6.0% unsecured senior notes in May 2024. See note 14 of the notes to consolidated financial statements included under Item 8 for further details regarding our senior long-term debt.

Net Foreign Exchange Gains and Losses

Net foreign exchange gains and losses are primarily due to the remeasurement of our foreign currency denominated insurance loss reserves to the U.S. Dollar. The predominant foreign currencies of these loss reserves are the Euro and the British Pound. The U.S. Dollar strengthened against the Euro and British Pound during 2024, while it weakened against these currencies during 2023. Our exposure to foreign currency exchange rates is largely hedged through our available-for-sale investment portfolio, where we hold securities that generally match the currencies of our loss reserves. We also purchase foreign currency forward contracts to further manage unmatched foreign currency exposures. Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized gains (losses) on available-for-sale investments in other comprehensive income (loss), were losses of $93.2 million in 2024 compared to gains of $74.0 million in 2023. See "Foreign Currency Exchange Rate Risk" under Item 7A Quantitative and Qualitative Disclosures About Market Risk for additional information about how we manage foreign currency exchange rate risk.

Income Taxes

See note 15 of the notes to consolidated financial statements included under Item 8 for further details on our income taxes.

The Organization for Economic Co-operation and Development (OECD) introduced rules, commonly referred to as Pillar Two, that, if adopted, would establish a 15% global corporate minimum tax on certain large, multi-national enterprises. Certain countries in which we have operations, including the United Kingdom, have enacted legislation to adopt Pillar Two, which generally became effective on January 1, 2024. Additionally, in response to Pillar Two, Bermuda enacted the Corporate Income Tax Act of 2023 (the Bermuda CIT Act) effective January 1, 2025, which imposes a 15% corporate income tax on certain Bermuda businesses of large, multi-national enterprises. Pillar Two and the Bermuda CIT Act did not have a material impact on our results of operations, financial condition or cash flows in 2024, and we do not expect either to have a material impact on our results of operations, financial condition or cash flows in future periods, however, we will continue to evaluate these tax law changes as additional guidance is issued by the OECD and relevant tax authorities.

10K - 51

Other Comprehensive Income (Loss) to Shareholders

The following table summarizes the components of other comprehensive income (loss) to shareholders.

	Years Ended December 31,
(dollars in thousands)	2024	2023
Change in net unrealized losses on available-for-sale investments, net of taxes	$(130,295)	$306,903
Change in discount rate for life and annuity benefits, net of taxes	252	(22,343)
Other, net of taxes	(8,711)	4,778
Other comprehensive income attributable to noncontrolling interests	(118)	(54)
Other comprehensive income (loss) to shareholders	$(138,872)	$289,284

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the benefit and protection of our policyholders, creditors and shareholders. Our consolidated debt to capital ratio was 20% at December 31, 2024 and 2023, which is within the range of our target capital structure.

Holding Company

Our holding company had $4.3 billion and $3.5 billion of investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) at December 31, 2024 and December 31, 2023, respectively. The increase was primarily due to net proceeds from our May 2024 debt offering, dividends received from our subsidiaries and an increase in the fair value of equity securities held by our holding company, partially offset by cash used to repurchase shares of our common stock and service our senior long-term debt. See note 23 of the notes to consolidated financial statements included under Item 8 for condensed financial information for our holding company.

In May 2024, we issued $600 million of 6.0% unsecured senior notes due May 2054 with net proceeds of $592.6 million, before expenses. We intend to use these proceeds for general corporate purposes, which may include the redemption of our outstanding preferred shares. As of December 31, 2024, we had 600,000 preferred shares issued and outstanding, which we have the option to redeem, in whole or in part, on June 1, 2025, at $1,000 per preferred share, plus accrued and unpaid dividends.

The following table presents the composition of our holding company's invested assets.

	December 31,
	2024	2023
Fixed maturity securities	3%	4%
Equity securities	48%	49%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	49%	47%
Total	100%	100%

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

10K - 52

In November 2024, our Board of Directors approved a new share repurchase program that replaced the previous share repurchase program. The program provides for the repurchase of up to $2 billion of common stock. The program has no expiration date but may be terminated by the Board of Directors at any time. As of December 31, 2024, $1.9 billion remained available for repurchases under the program.

We may from time to time seek to prepay, retire or repurchase our outstanding senior notes or preferred shares, through open market purchases, privately negotiated transactions or otherwise. Those prepayments, retirements or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

The holding company has historically relied on dividends from its insurance subsidiaries as an important source of capital to meet its obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. There are also regulatory restrictions on the amount of dividends that certain of our foreign insurance subsidiaries may pay based on applicable laws in their respective jurisdictions. At December 31, 2024, our domestic insurance subsidiaries and Markel Bermuda Limited could pay ordinary dividends of $1.3 billion during the following twelve months under these laws.

We maintain a corporate revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At our discretion, up to $200 million of the total capacity may be used for letters of credit. We may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. Markel Group guarantees the obligations under the facility of the insurance subsidiaries that are also parties to the credit agreement. This facility expires in June 2028. As of December 31, 2024 and 2023, there were no borrowings outstanding under this revolving credit facility. We were in compliance with all covenants contained in our corporate revolving credit facility at December 31, 2024. To the extent that we are not in compliance with our covenants, access to the revolving credit facility could be restricted. While we believe this to be unlikely, the inability to access the revolving credit facility could adversely affect our liquidity. See note 14 of the notes to consolidated financial statements included under Item 8 for further discussion of our revolving credit facility.

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

Historically, when capital at an insurance subsidiary exceeded our target levels, it was paid to Markel Group in the form of dividends, and if an insurance subsidiary required additional capital to meet our target capital levels, Markel Group contributed capital to the insurance subsidiary to restore capital to our target levels. Following our formation of an insurance operations holding company, Markel Insurance Group (MIG), a portion of the capital needed to support our insurance operations in certain stress scenarios is now held at MIG, rather than Markel Group. At least annually, if capital at an insurance subsidiary exceeds our target levels, it may be paid in the form of dividends to MIG, to the extent it is deemed necessary to support target capital levels across our insurance operations, or to Markel Group.

10K - 53

In 2024, our insurance subsidiaries paid dividends totaling $1.2 billion to MIG, of which $465.0 million was paid as dividends to Markel Group. In 2023, our insurance subsidiaries paid dividends totaling $310.0 million to Markel Group.

Markel Ventures

Our Markel Ventures operating subsidiaries include a diverse portfolio of businesses in a variety of industries. The nature of the cash inflows and outflows generated by each of the individual operating businesses varies based on their individual industries and business strategies. In general, these businesses operate using limited long-term debt and rely primarily on revolving lines of credit for their operational financing needs. Certain businesses also utilize term debt to finance capital asset acquisitions. Markel Ventures, Inc. may also provide loans or make contributions to these operating subsidiaries to fund strategic growth investments and projects. Capital used by Markel Ventures, Inc. to complete acquisitions consists of profits generated by Markel Ventures, as well as capital contributions from Markel Group and loans from our insurance subsidiaries.

Operating cash flows from our Markel Ventures operations was $497.0 million in 2024 and $568.1 million in 2023. Cash generated by our Markel Ventures operating subsidiaries is regularly distributed to Markel Ventures, Inc., with dividends totaling $307.7 million and $252.5 million in 2024 and 2023, respectively. After satisfying the obligations on its debt, evaluating capital expenditure needs at its subsidiaries and making contractual purchases of noncontrolling interests in our Markel Ventures businesses, excess cash is available to be allocated across the Company by Markel Group. In any given year, this excess capital may be used to fund Markel Ventures growth opportunities, make discretionary noncontrolling interest purchases, repay loans from our insurance subsidiaries, return capital to Markel Group or any combination of these options.

In 2024, Markel Ventures, Inc. repaid $110.0 million of principle on debt to our insurance subsidiaries and paid dividends totaling $110.0 million to Markel Group. Additionally, in 2024, Markel Ventures, Inc. received loans totaling $160.0 million from our insurance subsidiaries and a capital contribution of $170.0 million from Markel Group to fund acquisitions. In 2023, Markel Ventures, Inc. repaid $70.0 million of principle on debt to our insurance subsidiaries. As of December 31, 2024 and 2023, Markel Ventures, Inc.'s outstanding intercompany debt with our insurance subsidiaries was $788.0 million and $738.0 million, respectively, all of which is guaranteed by Markel Group.

As of December 31, 2024 and 2023, redeemable noncontrolling interests attributable to Markel Ventures, Inc. totaled $540.0 million and $469.7 million, respectively, which represents the obligation for Markel Ventures, Inc. to purchase the remaining equity interests in Markel Ventures businesses that are not wholly owned. Of the total balance at December 31, 2024, $111.5 million is available for redemption in 2025, with the remainder becoming redeemable between 2026 and 2032. In 2024 and 2023, Markel Ventures, Inc. purchased noncontrolling interests totaling $46.5 million and $63.4 million, respectively.

Various of our Markel Ventures subsidiaries maintain revolving credit facilities or lines of credit, which provide up to $692 million of aggregate capacity for working capital and other general operational purposes. A portion of the capacity on certain of these credit facilities may be used as security for letters of credit and other obligations. At December 31, 2024 and 2023, $150.0 million and $169.5 million, respectively, of borrowings were outstanding under these credit facilities. At December 31, 2024, all of our Markel Ventures subsidiaries were in compliance with all covenants contained in their respective credit facilities. To the extent our Markel Ventures subsidiaries are not in compliance with their respective covenants, access to their credit facilities could be restricted, which could adversely affect their operations.

Cash Flows and Invested Assets

Net cash provided by operating activities was $2.6 billion in 2024 compared to $2.8 billion in 2023. The decrease was primarily due to a decrease in operating cash flows from our insurance and Markel Ventures operations, partially offset by an increase in operating cash flows from investments. The decrease in operating cash flows from our insurance operations reflected higher net claims payments in 2024 compared to 2023.

Net cash used by investing activities was $2.4 billion in 2024 compared to $2.7 billion in 2023. In 2024, net cash used by investing activities included net purchases of fixed maturity securities and equity securities of $1.5 billion and $394.8 million, respectively, and net sales of short-term investments of $152.0 million, as well as investments in Valor and EPI. In 2023, net cash used by investing activities included net purchases of fixed maturity securities and equity securities of $2.2 billion and $339.7 million, respectively, and net sales of short-term investments of $202.9 million. Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

10K - 54

Invested assets were $34.2 billion at December 31, 2024 compared to $30.9 billion at December 31, 2023, reflecting an increase of 11% in 2024. The increase was primarily attributable to operating cash flows and an increase in the fair value of our equity portfolio. The following table presents the composition of our invested assets.

	December 31,
	2024	2023
Fixed maturity securities	46%	47%
Equity securities	34%	31%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	20%	22%
Total	100%	100%

Net cash used by financing activities was $297.9 million in 2024 compared to $999.7 million in 2023. Cash of $572.7 million and $445.5 million was used to repurchase shares of our common stock during 2024 and 2023, respectively. In 2024, we received net proceeds of $592.6 million from our May 2024 debt offering. In 2023, we used $250.0 million to retire our unsecured senior notes due March 30, 2023. Financing activities in 2024 and 2023 also reflected borrowings and repayments at certain our Markel Ventures businesses, primarily on revolving lines of credit.

Cash Obligations

As of December 31, 2024, our primary contractual cash obligations were unpaid losses and loss adjustment expenses, senior long-term debt and other debt and related interest payments, life and annuity benefits, lease liabilities and purchase obligations. These cash obligations, as presented in the following table, represent our estimate of total future cash payments and may differ from the corresponding liabilities on our consolidated balance sheet due to present value discounts and other adjustments required for presentation in accordance with U.S. GAAP. The following table summarizes our estimated contractual cash obligations at December 31, 2024 and the estimated amount expected to be paid in 2025.

(dollars in thousands)	Total cash obligations as of December 31, 2024	Cash obligations due in less than 1 year
Unpaid losses and loss adjustment expenses (1)	$26,742,170	$5,319,819
Senior long-term debt and other debt (2)	$4,379,778	$41,843
Interest payments on senior long-term debt and other debt (3)	$4,149,919	$203,081
Lease liabilities (4)	$882,341	$130,943
Life and annuity benefits (5)	$812,339	$65,784
Purchase obligations (6)	$325,148	$215,532
(1)    The actual cash payments for settled claims will vary, possibly significantly, from these estimates. As of December 31, 2024, the average duration of our reserves for unpaid losses and loss adjustment expenses was 4.0 years. See note 11 of the notes to consolidated financial statements included under Item 8 for further details on our loss reserve estimates.
(2)    See note 14 of the notes to consolidated financial statements included under Item 8 for further details on the scheduled maturity of principal payments on our senior long-term debt and other debt.
(3)    Interest expense is accrued in the period incurred and therefore, only a portion of the future interest payments presented in this table represents a liability on our consolidated balance sheet as of December 31, 2024.
(4)    See note 9 of the notes to consolidated financial statements included under Item 8 for further details on our lease obligations and the expected timing of future payments.
(5)    There is inherent uncertainty in the process of estimating the timing of payments for life and annuity benefits and actual cash payments for settled contracts could vary significantly from these estimates. We expect $553.6 million of our cash obligation for life and annuity benefits to be paid beyond five years. See note 13 of the notes to consolidated financial statements included under Item 8 for further details on our estimates for life and annuity benefit reserves.
(6)    Purchase obligations are primarily related to open purchase order commitments with subcontractors and suppliers under contracts in our insurance and Markel Ventures operations.

10K - 55

Restricted Assets and Capital

At December 31, 2024, we had $4.7 billion of invested assets held in trust or on deposit for the benefit of policyholders or ceding companies or to support underwriting activities. Additionally, we have pledged investments and cash and cash equivalents totaling $419.1 million at December 31, 2024 as security for letters of credit that have been issued by various banks on our behalf. These invested assets and the related liabilities are included in our consolidated balance sheet. See note 4(f) of the notes to consolidated financial statements included under Item 8 for further discussion of restrictions over our invested assets.

Our insurance operations require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC's requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. Capital adequacy of our foreign insurance subsidiaries is regulated by applicable laws of the United Kingdom, Bermuda and Germany. At December 31, 2024, the capital and surplus of each of our insurance subsidiaries significantly exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements.

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

Unpaid Losses and Loss Adjustment Expenses

Our consolidated balance sheets included estimated unpaid losses and loss adjustment expenses of $26.6 billion and reinsurance recoverables on unpaid losses of $11.1 billion at December 31, 2024 compared to $23.5 billion and $8.8 billion, respectively, at December 31, 2023. Included in these balances were unpaid losses and loss adjustment expenses and reinsurance recoverables on unpaid losses attributable to business that was fronted through our program services and ILS operations totaling $6.5 billion and $5.2 billion as of December 31, 2024 and 2023, respectively. Additionally, consolidated unpaid losses and loss adjustment expenses as of December 31, 2024 and December 31, 2023 included $25.0 million and $185.0 million, respectively, of fully collateralized reserves attributable to Markel CATCo Re, which we consolidate following the Markel CATCo buy-out. See note 17 of the notes to consolidated financial statements for further details regarding the consolidation of Markel CATCo Re. Our consolidated balance sheets do not include reserves for losses and loss adjustment expenses attributed to unconsolidated subsidiaries or affiliates that we manage through our Nephila insurance-linked securities operations.

We accrue liabilities for unpaid losses and loss adjustment expenses based upon estimates of the ultimate amounts payable. We maintain reserves for specific claims incurred and reported (case reserves) and reserves for claims incurred but not reported (IBNR reserves). There is normally a time lag between when a loss event occurs and when it is reported to us, and some claims may not be reported for many years. As a result, the liability for unpaid losses and loss adjustment expenses includes significant estimates for incurred but not reported claims.

The actuarial methods that we use to estimate losses have been designed to address the lag in loss reporting as well as the delay in obtaining information that would allow us to more accurately estimate future payments. The reporting lag can be more pronounced in our reinsurance contracts than in our insurance contracts due to a time lag between cedents establishing case reserves or re-estimating their reserves and notifying us of those new or revised case reserves. On reinsurance transactions, the reporting lag will generally be 60 to 90 days after the end of a reporting period but can be longer in some cases. There may also be a more pronounced reporting lag on insurance contracts for which we are not the primary insurer and participate only in excess layers of loss. Based on the experience of our actuaries and management, we select loss development factors and trending techniques to mitigate the difficulties caused by reporting lags. At least annually, we evaluate our loss development factors and trending assumptions using our own loss data, as well as cedent-specific and industry data, and update them as needed.

10K - 56

The following table summarizes case reserves and IBNR reserves for our underwriting operations, as well as reserves attributed to business fronted through our program services and ILS operations. IBNR reserves are calculated by subtracting paid losses and loss adjustment expenses and case reserves from estimated ultimate losses and loss adjustment expenses. The amounts in the following table exclude $25.0 million and $185.0 million of fully collateralized reserves attributable to Markel CATCo Re as of December 31, 2024 and December 31, 2023, respectively.

(dollars in thousands)	Insurance segment	Reinsurance segment	Other underwriting	Program services and ILS		Total
December 31, 2024
Case reserves	$4,536,217	$1,055,289	$60,517	$2,040,079		$7,692,102
IBNR reserves	11,537,138	2,814,770	89,005	4,475,074		18,915,987
Total	$16,073,355	$3,870,059	$149,522	$6,515,153	(1)	$26,608,089
December 31, 2023
Case reserves	$3,666,965	$1,175,883	$59,003	$1,668,765		$6,570,616
IBNR reserves	10,551,643	2,620,699	106,068	3,516,788		16,795,198
Total	$14,218,608	$3,796,582	$165,071	$5,185,553	(1)	$23,365,814
(1)    Substantially all of the premium fronted through our program services and ILS operations is ceded, resulting in reinsurance recoverables on unpaid losses for this business of $6.5 billion and $5.2 billion as of December 31, 2024 and 2023, respectively.

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

Program Services and ILS Fronting

For our program services and ILS fronting operations, case reserves are generally established based on reports received from the general agents or reinsurers with whom we do business. Our actuaries review the case loss reserve data received for sufficiency and consistency with historical data and other programs we write that have similar characteristics. Ultimate losses and loss adjustment expenses are calculated using either our program experience or, where the program data is not credible, industry experience for similar products or lines of business. Substantially all of the premium fronted through our program services and ILS operations is ceded, and net reserves for unpaid losses and loss adjustment expenses as of December 31, 2024 and December 31, 2023 were $6.6 million and $10.1 million, respectively.

Underwriting

For our insurance operations, we are generally notified of insured losses by our insureds, their brokers or the primary insurer in instances in which we participate in excess layers of insured losses on a contract. Based on this information, we establish case reserves by estimating the expected ultimate losses from the claim, including any administrative or legal costs associated with settling the claim and other third-party costs. For our reinsurance operations, case reserves are generally established based on reports received from ceding companies or their brokers. For excess of loss contracts, we are typically notified of insurance losses on specific contracts and record a case reserve for the estimated expected ultimate losses from the claim. For quota share contracts, we typically receive aggregated claims information and record a case reserve based on that information. As with insurance business, we evaluate this information and estimate the expected ultimate losses.

Our liabilities for unpaid losses and loss adjustment expenses can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, accident and health, automobile, watercraft and marine hull exposures, for which losses are usually known and paid shortly after the loss actually occurs. Long-tail business refers to lines of business for which specific losses take much longer to emerge and may not be known and reported for some time. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty and volatility in these lines than in short-tail lines of business. Our long-tail coverages consist of most casualty lines, including professional liability, products liability, general and excess liability and excess and umbrella exposures, as well as workers' compensation insurance. Some factors that contribute to the uncertainty and volatility of long-tail business,
10K - 57

and thus require a significant degree of judgment in the reserving process, include the effects of unanticipated levels of economic inflation, the impact of social inflation, the inherent uncertainty as to the length of reporting and payment development patterns and the possibility of judicial interpretations or legislative changes that might impact future loss experience relative to prior loss experience.

Actuarial Methods and Analysis

In establishing our liabilities for unpaid losses and loss adjustment expenses, our actuaries estimate an ultimate loss ratio, by accident year or underwriting year, for each of our product lines with input from our underwriting and claims personnel. For product lines in which loss reserves are established on an underwriting year basis, we have developed a methodology to convert from underwriting year to accident year for financial reporting purposes. In estimating an ultimate loss ratio for a particular line of business, our actuaries may use one or more actuarial reserving methods and select from these a single point estimate. To varying degrees, these methods include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience and changes in market and economic conditions, policy forms and exposures. The actuarial methods we use include:

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

Each actuarial method has its own set of assumptions and its own strengths and limitations, with no one method being better than the others in all situations. Our actuaries select the reserving methods that they believe will produce the most reliable estimates for the class of business being evaluated. Greater judgment may be required when we introduce new product lines or when there have been changes in claims handling practices, as the statistical data available may be insufficient. In these instances, we may rely upon assumptions applied to similar lines of business, rely more heavily on industry experience, take into account changes in underwriting guidelines and risk selection or review the impact of changes in claims reserving practices with claims personnel. Greater judgment also may be required for product lines that experience a low frequency of high severity claims, particularly when we are reliant on third-party case reserve estimates and claims handling practices. In these instances, we may perform detailed claims reviews, analyzing the characteristics of each individual claim, with input from both actuarial and claims personnel to assess the adequacy of the case and IBNR reserves on the underlying product line. While we use our best judgment in establishing our estimate for loss reserves, applying different assumptions and variables could lead to significantly different loss reserve estimates.

10K - 58

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

We cannot estimate losses from widespread catastrophic events, such as hurricanes and earthquakes, as well as pandemics and wars, using the traditional actuarial methods previously described. In the initial months after a catastrophic event occurs, our actuaries estimate losses and loss adjustment expenses based on claims received to date, analysis of exposures in the impacted areas, industry loss estimates and output from industry, broker and proprietary models, as well as analysis of our ceded reinsurance contracts. The availability of data from these procedures varies depending on the timing of the event relative to the point at which we develop our estimate. We also consider loss experience on historical events that may have similar characteristics to the underlying event and current market conditions. In the period shortly after an event occurs, more weight is put on modeling and industry estimates, whereas with the passage of time, greater reliance is placed on incurred claims data, individual contract exposures and historical claim patterns. Due to the inherent uncertainty in estimating such losses, these estimates are subject to variability, which increases with the severity and complexity of the underlying event. As additional claims are reported and paid, and industry loss estimates are revised, we incorporate this new information into our analysis and adjust our estimate of ultimate losses and loss adjustment expenses as appropriate.

Management's Best Estimate

Loss reserves are established at management's best estimate, which is developed using the actuarially calculated point estimate as the starting point. The actuarial point estimate represents our actuaries' best estimate of the most likely amount that will ultimately be paid to settle the losses that have occurred at a particular point in time. Similarly, the point estimate for ceded losses is calculated based on the ultimate gross loss amount expected to be paid, as well as the frequency and severity of the underlying claims, which ultimately determines coverage under the applicable ceded reinsurance contracts. Therefore, ceded loss estimates are subject to many of the same judgments and assumptions as the gross loss estimates.
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

In developing its best estimate of loss reserves, management's philosophy is to establish loss reserves that are more likely to be redundant rather than deficient, and therefore, will ultimately prove to be adequate. Management's approach to establishing loss reserves results in loss reserves that exceed the calculated actuarial point estimate.

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

10K - 59

Actuarial Ranges

The following table summarizes our reserves for net unpaid losses and loss adjustment expenses and the actuarially established high and low ends of a range of reasonable reserve estimates at December 31, 2024 for our two underwriting segments.

(dollars in millions)	Net Loss Reserves Held	Low End of Actuarial Range(1)	High End of Actuarial Range(1)
Insurance	$11,938.9	$10,022.3	$12,573.0
Reinsurance	$3,472.5	$2,569.9	$4,130.5
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

Changes in Estimates

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

Consistent with our reserving philosophy, if new information or trends indicate an increase in frequency or severity of claims in excess of what we initially anticipated, we generally respond quickly and increase loss reserves. If, however, frequency or severity trends are more favorable than initially anticipated, we often wait to reduce our loss reserves until we can evaluate experience in additional periods to confirm the credibility of the trend. In addition, for long-tail lines of business, trends develop over longer periods of time, and as a result, we give credibility to favorable trends more slowly than for short-tail or less volatile lines of business.

Our underwriting results in 2024 included $455.3 million of net favorable development on prior years loss reserves compared to $38.6 million in 2023. Favorable development in 2024 included significant favorable development across many of our product lines, partially offset by adverse development on certain long-tail U.S. professional liability product lines. Favorable development in 2023 included significant favorable development across several product lines, largely offset by adverse development on certain long-tail U.S. general liability and professional liability product lines.

With the exception of our U.S. professional liability product lines, we experienced net favorable development across all major product lines within our Insurance segment, most notably on our international professional liability product lines. Our international professional liability product lines experienced both lower loss frequency and severity than initially anticipated, which resulted in significant favorable development on these product lines. Additionally, our other product lines with notable net favorable development benefited from the re-estimation of our ultimate incurred losses following more favorable loss experience compared to our previous expectations. As previously discussed, loss reserves are recorded at management's best estimate, which is higher than the corresponding actuarially calculated point estimate. As actual loss experience in 2024 continued to be more favorable than previously anticipated, it became more likely that the ultimate losses would prove to be lower than previously estimated. Management gave greater credibility to the favorable trends observed by our actuaries and, upon incorporating these favorable trends into our best estimate, we reduced prior years loss reserves accordingly. While we believe it is likely that there will be additional favorable development on prior years loss reserves in 2025, we caution readers not to place undue reliance on this favorable trend.

10K - 60

Net favorable development in 2024 was net of $111.8 million of adverse development on our risk-managed U.S. professional liability product lines within our Insurance segment, which reflects a continuation of the unfavorable claims and loss trends on those lines in recent years, as further detailed below. In 2024, development on our U.S. general liability product lines stabilized, resulting in modest favorable development as management gave more credibility to the favorable trends observed by our actuaries.

Favorable development in 2023 was most notable on our property, international professional liability, marine and energy and workers' compensation product lines. The favorable development in 2023 was largely offset by adverse development on certain long-tail U.S. general liability and professional liability product lines. Beginning in the latter half of 2022, select lines within our U.S. general liability and professional liability portfolio were impacted by consecutive quarters of unfavorable loss cost trends and increased claim frequency and severity, resulting in significant adverse development on these lines in both 2023 and 2022. The impact of economic and social inflation, including the rising cost to adjust and settle claims and the impact of more pervasive litigation financing trends, contributed to the loss cost trends, leading to higher than anticipated losses. The impacts of social inflation were most significant on our large, risk-managed excess professional liability accounts, corresponding with a notable rise in the number of class action lawsuits on these years and the recent unfavorable legal environment.

In response to consecutive quarters of adverse loss development, in the fourth quarter of 2023, we conducted an extensive reserve study on selected general liability and professional liability product lines, which resulted in further increases to our prior accident year loss reserves. Adverse development in 2023 on our U.S. general liability and professional liability product lines within our Insurance segment totaled $330.7 million. This adverse development was most substantial on our primary casualty contractors' liability and excess and umbrella general liability product lines, as well as our risk-managed directors and officers, errors and omissions and employment practices liability within professional liability and excess and umbrella within general liability.

The loss trends observed over the past several years have created more uncertainty around the ultimate losses that will be incurred to settle claims on our longer-tail professional liability and general liability product lines. Consistent with our reserving philosophy, we are responding quickly to increase loss reserves following any indication of increased claims frequency or severity in excess of our previous expectations, whereas in instances where claims trends are more favorable than we previously anticipated, we are often waiting to reduce loss reserves and will evaluate our experience over additional periods of time. For those lines in which we strengthened reserves, although we believe the gross and net reserves are adequate based on information available at this time, we continue to closely monitor reported claims, claim settlements, ceded reinsurance contract attachments and judicial decisions, among other things, and may adjust our estimates as new information becomes available.

Changes in prior years loss reserves, including the trends and factors that impacted loss reserve development in 2024 and 2023, as well as further details regarding the historical development of reserves for losses and loss adjustment expenses and changes in assumptions used to calculate reserves for unpaid losses and loss adjustment expenses are discussed in further detail in note 11 of the notes to consolidated financial statements included under Item 8.

During the year ended December 31, 2024, we experienced favorable development on prior years loss reserves of 3.1% of beginning of year net loss reserves. This followed favorable development of 0.3% and 1.5% of beginning of year net loss reserves during the years ended December 31, 2023 and 2022, respectively. The magnitude of our historical trend of favorable loss reserve development, which ranged from 4.6% to 6.4% of beginning of year net loss reserves from 2016 to 2021, was disrupted in 2022 and 2023 as a result of the emergence of multiple factors that impacted the claims and loss trends on certain of our U.S. general liability and professional liability product lines, which resulted in net adverse loss development within the select product lines previously discussed.

In 2024, the magnitude of our favorable development on prior years loss reserves increased, however, it still lagged our historical trend due to continued adverse trends in our U.S. professional liability product lines, as previously discussed. It is difficult for management to predict the duration and magnitude of a trend and, on a relative basis, it is even more difficult to predict the emergence of factors or trends that are unknown today but may have a material impact on loss reserve development.

In assessing the likelihood of whether the trends previously discussed will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years loss reserves during 2025 would be a range of favorable development of up to 5%, or $750 million, of December 31, 2024 net loss reserves.

10K - 61

Goodwill and Intangible Assets

Our consolidated balance sheet as of December 31, 2024 included goodwill and intangible assets of $4.2 billion as follows:

	December 31, 2024
(dollars in millions)	Underwriting (1)	Markel Ventures	Other insurance operations (2)	Total
Goodwill	$892.3	$1,251.8	$591.8	$2,735.9
Intangible assets	288.0	708.5	463.1	1,459.6
Total	$1,180.3	$1,960.3	$1,054.9	$4,195.5
(1)    Amounts included in Underwriting reflect the intangible assets associated with the Company's underwriting segments, which are not allocated between the Insurance and Reinsurance segments.
(2)    Amounts included in other insurance operations reflect our operations that are not included in a reportable segment, including our program services and insurance-linked securities operations.

Goodwill and intangible assets are recorded as a result of business acquisitions. Goodwill represents the excess of the amount paid to acquire a business over the net fair value of assets acquired and liabilities assumed at the date of acquisition. Indefinite-lived and other intangible assets are recorded at fair value as of the acquisition date. The determination of the fair value of certain assets acquired, including goodwill and intangible assets, and liabilities assumed involves significant judgment and the use of valuation models and other estimates, which require assumptions that are inherently subjective. During the year ended December 31, 2024, we recorded $167.5 million of goodwill and intangible assets in connection with acquisitions. We did not make any significant acquisitions during the year ended December 31, 2023.

Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or when events or circumstances indicate that their carrying value may not be recoverable. A significant amount of judgment is required in performing impairment tests, including the optional assessment of qualitative factors for the annual impairment test, which is used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This assessment serves as a basis for determining whether it is necessary to perform a quantitative impairment test. We completed our annual tests for impairment as of October 1, 2024 based upon results of operations through September 30, 2024. We elected to perform a quantitative assessment for certain of our reporting units and a qualitative assessment for all of our other reporting units.

When performing our quantitative assessments, we used an income approach based on a discounted cash flow model to estimate the fair value of each reporting unit. The cash flow projections included management's best estimate of future growth and margins. The discount rates used were primarily based on a capital asset pricing model. Based on the results of our quantitative assessments, the estimated fair value of each reporting unit exceeded its carrying value.

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

Based on the results of our assessments, there were no impairments of goodwill in 2024, and none of our reporting units are at risk of a material impairment of goodwill. Additionally, there were no significant events or changes in circumstances impacting our reporting units between the assessment date and December 31, 2024. However, deterioration of market conditions related to the general economy or the specific industries in which we operate, a sustained trend of weaker than anticipated financial performance within a reporting unit beyond that which we considered or included in our assessments, or an increase in the market-based weighted average cost of capital, among other factors, could impact the impairment analysis and may result in future goodwill or intangible asset impairment charges.
10K - 62

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under Item 1 Business, Item 1A Risk Factors, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A Quantitative and Qualitative Disclosures About Market Risk in this report or are included in the items listed below:
•the effect of cyclical trends or changes in market conditions on our Insurance, Investments Markel Ventures operations, including demand and pricing in the markets in which we operate;
•actions by competitors, including the use of technology and innovation to simplify the customer experience, increase efficiencies, redesign products, alter models and effect other potentially disruptive changes, and the effect of competition on market trends and pricing;
•our efforts to develop new products, expand in targeted markets or improve business processes and workflows may not be successful, may cost more or take longer than expected and may increase or create new risks (e.g., insufficient demand, change to risk exposures, distribution channel conflicts, execution risk, regulatory risk, increased expenditures);
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
•inaccuracies (whether due to data error, human error or otherwise) in the various modeling techniques and data analytics (e.g., scenarios, predictive and stochastic modeling, and forecasting) we use to analyze and estimate exposures, loss trends and other risks associated with all of our insurance businesses could cause us to misprice our products or fail to appropriately estimate the risks to which we are exposed;
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
10K - 63

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
•regulatory actions affecting our insurance operations can impede our ability to charge adequate rates and efficiently allocate capital;
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
•a failure or security breach of, or cyberattack on, enterprise information technology systems that we, or third parties who perform certain functions for us, use, or a failure to comply with data protection or privacy regulations or regulations related to the use of artificial intelligence or machine learning technology;
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
•the loss of services of any senior executive or other key personnel, or an inability to attract and retain qualified leaders to run any of our businesses could adversely impact one or more of our operations;
•the manner in which our businesses operate through independent local management teams could result in inconsistent management, governance and oversight practices;
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
10K - 64

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
•our dependence on a limited number of brokers for a large portion of our revenues for our insurance operations;
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
•disruptions resulting from a threatened proxy contest or other actions by activist shareholders;
•considerations and limitations relating to the use of intrinsic value as a performance metric, including the possibility that shareholders, analysts or other market participants may have a different perception of our intrinsic value, which may result in our stock price varying significantly from our intrinsic value calculations; and
•a number of additional factors may adversely affect our Markel Ventures businesses, and the markets they serve, and negatively impact their revenues and profitability, including, among others: adverse weather conditions, plant disease and other contaminants; changes in government support for education, healthcare and infrastructure projects; changes in capital spending levels; changes in the housing, commercial and industrial construction markets; liability for environmental matters; supply chain and shipping issues, including increases in freight costs; volatility in the market prices for their products; and volatility in commodity, wholesale and raw materials prices and interest and foreign currency exchange rates.

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

10K - 65

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

At December 31, 2024, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of volatility. At December 31, 2024, our ten largest equity holdings represented $4.9 billion, or 42%, of the equity portfolio. Investments in the property and casualty insurance industry represented $2.2 billion, or 18%, of our equity portfolio at December 31, 2024 and included a $1.5 billion investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. We have investment guidelines that set limits on the equity holdings of our insurance subsidiaries.

The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in market prices as of December 31, 2024 and 2023. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Estimated Hypothetical Percentage Increase (Decrease) in Shareholders' Equity
As of December 31, 2024
Equity securities	$11,785	35% increase	$15,909	19.3%
		35% decrease	7,660	(19.3)
As of December 31, 2023
Equity securities	$9,578	35% increase	$12,930	17.7%
		35% decrease	6,226	(17.7)

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

10K - 66

Our underwriting operations provide our investment operations with steady inflows of premiums. These funds are invested predominantly in high-quality government and municipal bonds and agency mortgage-backed securities that generally match the duration and currency of our loss reserves. As of December 31, 2024, our fixed maturity portfolio had an average duration of 3.9 years and 98% of the portfolio was rated "AA" or better. See note 4(c) of the notes to consolidated financial statements included under Item 8 for details regarding contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes. We typically hold these fixed maturity investments until maturity, and as a result, unrealized holding gains and losses on these securities are generally expected to reverse as the securities mature.

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

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2024 and 2023. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturity Securities	Shareholders' Equity
Assets
As of December 31, 2024
Fixed maturity securities	$15,746	200 bp decrease	$17,047	8.3%	6.1%
		100 bp decrease	16,377	4.0	2.9
		100 bp increase	15,151	(3.8)	(2.8)
		200 bp increase	14,585	(7.4)	(5.4)
As of December 31, 2023
Fixed maturity securities	$14,373	200 bp decrease	$15,614	8.6%	6.5%
		100 bp decrease	14,978	4.2	3.2
		100 bp increase	13,815	(3.9)	(2.9)
		200 bp increase	13,280	(7.6)	(5.8)
Liabilities (1)
As of December 31, 2024
Senior long-term debt and other debt	$3,791	200 bp decrease	$4,757
		100 bp decrease	4,228
		100 bp increase	3,427
		200 bp increase	3,121
As of December 31, 2023
Senior long-term debt and other debt	$3,353	200 bp decrease	$4,222
		100 bp decrease	3,747
		100 bp increase	3,026
		200 bp increase	2,753
(1)    Changes in estimated fair value have no impact on shareholders' equity.

10K - 67

Foreign Currency Exchange Rate Risk

We have foreign currency exchange rate risk associated with certain of our international operations' assets and liabilities. We manage this risk primarily by matching assets and liabilities that are subject to foreign exchange rate risk as closely as possible. We do this primarily through the purchase of fixed maturity securities that generally match the currency and duration of our loss reserves. We also periodically purchase foreign currency forward contracts and purchase or sell foreign currencies in the open market. Realized and unrealized gains and losses on our forward contracts are recorded in earnings. Our forward contracts generally have maturities of three months.

At December 31, 2024 and 2023, 91% and 90%, respectively, of our invested assets were denominated in United States (U.S.) Dollars. At December 31, 2024 and 2023, 90% and 89%, respectively, of our combined reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were denominated in U.S. Dollars. At those dates, the largest foreign currency denominated balances within both our invested assets and reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were the Euro and British Pound Sterling.

At December 31, 2024 and 2023, our foreign currency denominated assets and liabilities that are subject to foreign currency exchange rate risk were substantially matched or hedged.

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill their obligation to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables within our underwriting, program services and ILS fronting operations.

Fixed Maturity Investments

Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. As of December 31, 2024, 98% of our fixed maturity portfolio was rated "AA" or better. Our policy is to invest in investment grade securities and to minimize investments in fixed maturity securities that are unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

10K - 68

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

Underwriting

Within our underwriting operations, our reinsurance recoverables balance for the ten largest reinsurers was $3.2 billion at December 31, 2024, representing 63% of the $5.0 billion total reinsurance recoverables, before considering allowances for credit losses. We were the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $1.1 billion at December 31, 2024, collateralizing reinsurance recoverable balances due from these ten reinsurers, and $1.5 billion for our total reinsurance recoverables balance. Nine of the ten largest reinsurers within our underwriting operations were rated "A" or better by A.M. Best Company (A.M. Best). For the remaining reinsurer, which is a related party, our reinsurance recoverable was fully collateralized as of December 31, 2024.

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

Program Services

Within our program services business, our reinsurance recoverables balance for the ten largest reinsurers was $3.3 billion at December 31, 2024, representing 55% of the $6.0 billion total reinsurance recoverables, before considering allowances for credit losses. We were the beneficiary of letters of credit, trust accounts and funds withheld in the aggregate amount of $2.2 billion at December 31, 2024, collateralizing reinsurance recoverable balances due from these ten reinsurers, and $3.6 billion for our total reinsurance recoverables balance. Five of the ten largest reinsurers were rated "A" or better by A.M. Best. For all five of the remaining reinsurers, as of December 31, 2024, collateral held exceeded the related reinsurance recoverable.

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

ILS Fronting

For the business we front through our ILS operations, our total reinsurance recoverables balance was $787.8 million at December 31, 2024. As of December 31, 2024, our ILS operations held investor collateral that exceeded the related reinsurance recoverables. For this business, we require collateral up to a specified level of annual aggregate agreement year losses, which is held in a trust for which we are the beneficiary. The required collateral is monitored regularly against the annual aggregate agreement year losses to ensure adequacy of the collateral in the event of a loss.

10K - 69

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Markel Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Markel Group Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

As described in Note 11, the Company has recorded a liability for unpaid losses and loss adjustment expenses (loss reserves) of $26.6 billion as of December 31, 2024. Of this amount, $20.1 billion represents loss reserves for the Company's underwriting operations. The Company's actuaries use established actuarial methods and past development patterns to estimate ultimate losses to be paid. For its underwriting operations, loss reserves are established at the Company's best estimates, which incorporate the actuarial point estimates and are adjusted for certain subjective factors.

10K - 70

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

Richmond, Virginia
February 24, 2025

10K - 71

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(dollars in thousands)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $16,457,723 in 2024 and $14,932,286 in 2023)	$15,745,539	$14,372,732
Equity securities (cost of $3,887,820 in 2024 and $3,497,071 in 2023)	11,784,521	9,577,871
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,524,910	2,571,382
Total Investments	30,054,970	26,521,985
Cash and cash equivalents	3,692,667	3,747,060
Restricted cash and cash equivalents	499,581	584,974
Receivables	3,626,799	3,455,306
Reinsurance recoverables	11,604,844	9,235,501
Deferred policy acquisition costs	875,710	931,344
Prepaid reinsurance premiums	2,947,213	2,365,243
Goodwill	2,735,867	2,624,749
Intangible assets	1,459,620	1,588,684
Other assets	4,400,711	3,990,864
Total Assets	$61,897,982	$55,045,710
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$26,633,094	$23,483,321
Life and annuity benefits	583,273	649,054
Unearned premiums	7,063,956	6,642,426
Payables to insurance and reinsurance companies	1,434,901	1,037,722
Senior long-term debt and other debt (estimated fair value of $3,791,000 in 2024 and $3,353,000 in 2023)	4,330,341	3,779,796
Other liabilities	4,383,444	3,927,498
Total Liabilities	44,429,009	39,519,817
Redeemable noncontrolling interests	540,034	469,685
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,560,633	3,517,146
Retained earnings	13,380,456	11,353,101
Accumulated other comprehensive loss	(617,082)	(478,210)
Total Shareholders' Equity	16,915,898	14,983,928
Noncontrolling interests	13,041	72,280
Total Equity	16,928,939	15,056,208
Total Liabilities and Equity	$61,897,982	$55,045,710
See accompanying notes to consolidated financial statements.
10K - 72

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2024	2023	2022
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$8,432,412	$8,295,479	$7,587,792
Net investment income	920,496	734,532	446,755
Net investment gains (losses)	1,807,219	1,524,054	(1,595,733)
Products revenues	2,635,659	2,545,053	2,427,096
Services and other revenues	2,824,977	2,704,512	2,809,425
Total Operating Revenues	16,620,763	15,803,630	11,675,335
OPERATING EXPENSES
Losses and loss adjustment expenses	5,052,749	5,322,009	4,445,589
Underwriting, acquisition and insurance expenses	2,977,389	2,840,734	2,515,583
Products expenses	2,272,219	2,220,676	2,241,736
Services and other expenses	2,424,372	2,310,769	2,306,985
Amortization of acquired intangible assets	181,472	180,614	178,778
Impairment of goodwill	—	—	80,000
Total Operating Expenses	12,908,201	12,874,802	11,768,671
Operating Income (Loss)	3,712,562	2,928,828	(93,336)
Interest expense	(204,300)	(185,077)	(196,062)
Net foreign exchange gains (losses)	129,438	(90,045)	137,832
Income (Loss) Before Income Taxes	3,637,700	2,653,706	(151,566)
Income tax (expense) benefit	(790,294)	(552,616)	48,209
Net Income (Loss)	2,847,406	2,101,090	(103,357)
Net income attributable to noncontrolling interests	(100,384)	(105,030)	(112,920)
Net Income (Loss) to Shareholders	2,747,022	1,996,060	(216,277)
Preferred stock dividends	(36,000)	(36,000)	(36,000)
Net Income (Loss) to Common Shareholders	$2,711,022	$1,960,060	$(252,277)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$(148,302)	$278,363	$(1,199,736)
Reclassification adjustments for net losses included in net income (loss)	18,007	28,540	44,906
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(130,295)	306,903	(1,154,830)
Change in discount rate for life and annuity benefits, net of taxes	252	(22,343)	149,874
Change in foreign currency translation adjustments, net of taxes	(3,765)	4,704	(9,259)
Change in net actuarial pension loss, net of taxes	(4,946)	74	24,730
Total Other Comprehensive Income (Loss)	(138,754)	289,338	(989,485)
Comprehensive Income (Loss)	2,708,652	2,390,428	(1,092,842)
Comprehensive income attributable to noncontrolling interests	(100,502)	(105,084)	(112,937)
Comprehensive Income (Loss) to Shareholders	$2,608,150	$2,285,344	$(1,205,779)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$199.69	$147.32	$(23.72)
Diluted	$199.32	$146.98	$(23.72)
See accompanying notes to consolidated financial statements.
10K - 73

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2021	$591,891	$3,441,079	$10,444,894	$222,008	$14,699,872	$22,860	$14,722,732	$461,378
Net income (loss)			(216,277)	—	(216,277)	86,739	(129,538)	26,181
Other comprehensive income (loss)			—	(989,502)	(989,502)	—	(989,502)	17
Comprehensive Income (Loss)					(1,205,779)	86,739	(1,119,040)	26,198
Repurchase of common stock	—	—	(290,796)	—	(290,796)	—	(290,796)	—
Preferred stock dividends	—	—	(36,000)	—	(36,000)	—	(36,000)	—
Equity awards expensed	—	41,684	—	—	41,684	—	41,684	—
Adjustment of redeemable noncontrolling interests	—	—	(69,896)	—	(69,896)	—	(69,896)	69,896
Adjustment to Metromont purchase price allocation	—	—	—	—	—	—	—	(22,485)
Disposition of Velocity	—	—	—	—	—	(22,059)	(22,059)	—
Disposition of Volante	—	—	—	—	—	(3,490)	(3,490)	—
Redemption of Markel CATCo Re noncontrolling interests	—	—		—	—	(22,261)	(22,261)	—
Other	—	11,130	879	—	12,009	1,002	13,011	(11,833)
December 31, 2022	591,891	3,493,893	9,832,804	(767,494)	13,151,094	62,791	13,213,885	523,154
Net income			1,996,060	—	1,996,060	72,136	2,068,196	32,894
Other comprehensive income			—	289,284	289,284	—	289,284	54
Comprehensive Income					2,285,344	72,136	2,357,480	32,948
Repurchase of common stock	—	—	(445,479)	—	(445,479)	—	(445,479)	—
Preferred stock dividends	—	—	(36,000)	—	(36,000)	—	(36,000)	—
Equity awards expensed	—	35,787	—	—	35,787	—	35,787	—
Adjustment of redeemable noncontrolling interests	—	—	6,212	—	6,212	—	6,212	(6,212)
Purchase of noncontrolling interest	—	(12,144)	—	—	(12,144)	—	(12,144)	(51,227)
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(62,646)	(62,646)	—
Other	—	(390)	(496)	—	(886)	(1)	(887)	(28,978)
December 31, 2023	591,891	3,517,146	11,353,101	(478,210)	14,983,928	72,280	15,056,208	469,685
Net income			2,747,022	—	2,747,022	56,091	2,803,113	44,293
Other comprehensive income (loss)			—	(138,872)	(138,872)	—	(138,872)	118
Comprehensive Income					2,608,150	56,091	2,664,241	44,411
Repurchase of common stock	—	—	(572,728)	—	(572,728)	—	(572,728)	—
Preferred stock dividends	—	—	(36,000)	—	(36,000)	—	(36,000)	—
Equity awards expensed	—	53,302	—	—	53,302	—	53,302	—
Adjustment of redeemable noncontrolling interests	—	—	(111,700)	—	(111,700)	—	(111,700)	111,700
Purchase of noncontrolling interest	—	(9,587)	—	—	(9,587)	—	(9,587)	(36,896)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(54,010)
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(117,227)	(117,227)	—
Other	—	(228)	761	—	533	1,897	2,430	5,144
December 31, 2024	$591,891	$3,560,633	$13,380,456	$(617,082)	$16,915,898	$13,041	$16,928,939	$540,034
See accompanying notes to consolidated financial statements.
10K - 74

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$2,847,406	$2,101,090	$(103,357)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense (benefit)	394,560	233,798	(282,325)
Depreciation and amortization expense	342,359	319,734	309,448
Net amortization of investment premium or discount	(123,522)	(59,810)	57,506
Net investment losses (gains)	(1,807,219)	(1,524,054)	1,595,733
Net foreign exchange losses (gains)	(129,438)	90,045	(137,832)
Gain on sale of businesses, net	—	(18,965)	(225,832)
Impairment of goodwill	—	—	80,000
Increase in receivables	(158,546)	(486,305)	(653,261)
Increase in reinsurance recoverables	(2,386,745)	(767,509)	(1,168,483)
Decrease (increase) in deferred policy acquisition costs	50,102	(1,602)	(140,630)
Increase in prepaid reinsurance premiums	(584,475)	(298,049)	(271,292)
Increase in unpaid losses and loss adjustment expenses	3,250,607	2,443,178	2,383,268
Decrease in life and annuity benefits	(38,981)	(48,327)	(44,693)
Increase in unearned premiums	448,238	400,017	886,393
Increase in payables to insurance and reinsurance companies	398,360	365,378	210,810
Other	91,300	38,188	213,989
Net Cash Provided By Operating Activities	2,594,006	2,786,807	2,709,442
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	2,068,755	2,126,586	1,152,335
Cost of fixed maturity securities purchased	(3,588,989)	(4,302,864)	(2,112,066)
Proceeds from sales of equity securities	177,254	298,582	242,010
Cost of equity securities purchased	(571,096)	(638,306)	(442,991)
Net change in short-term investments	151,972	202,930	(846,019)
Cost of other investments purchased	(205,937)	(192,715)	(20,051)
Additions to property and equipment	(254,991)	(258,619)	(254,712)
Acquisitions, net of cash acquired	(207,753)	(3,584)	(79,000)
Consolidation of Markel CATCo Re, net	—	—	629,955
Distributions to Markel CATCo Re noncontrolling interests for buy-out transaction	—	—	(169,380)
Proceeds from sale of businesses, net	—	41,302	201,370
Other	32,167	23,081	28,345
Net Cash Used By Investing Activities	(2,398,618)	(2,703,607)	(1,670,204)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	1,434,205	624,972	1,034,052
Repayment of senior long-term debt and other debt	(896,749)	(949,636)	(1,255,005)
Repurchases of common stock	(572,728)	(445,479)	(290,796)
Dividends paid on preferred stock	(36,000)	(36,000)	(36,000)
Purchase of noncontrolling interests	(46,483)	(63,371)	(30)
Distributions to noncontrolling interests	(54,010)	(28,978)	(15,225)
Redemption of Markel CATCo Re noncontrolling interests	(117,227)	(88,997)	—
Other	(8,886)	(12,227)	(32,307)
Net Cash Used By Financing Activities	(297,878)	(999,716)	(595,311)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(37,296)	27,037	(103,361)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(139,786)	(889,479)	340,566
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,332,034	5,221,513	4,880,947
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF YEAR	$4,192,248	$4,332,034	$5,221,513
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
10K - 76

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

g) Reinsurance Recoverables. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from individual reinsurers. To further reduce credit exposure on reinsurance recoverables, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Cash collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements. An allowance is established for credit losses expected to be incurred over the life of the reinsurance recoverable, which is recorded net of this allowance. The allowance is charged to net income in the period the recoverable is recorded and revised in subsequent periods to reflect changes in the Company's estimate of expected credit losses. As of December 31, 2024 and 2023, the allowance for credit losses associated with the Company's reinsurance recoverables was not material to the consolidated financial statements.

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

k) Property and Equipment. Property and equipment is maintained primarily by certain of the Company's Markel Ventures businesses and is stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. Property and equipment, net of accumulated
10K - 77

depreciation, was $1.4 billion and $1.3 billion as of December 31, 2024 and 2023, respectively, and is included in other assets on the Company's consolidated balance sheets.

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

m) Inventories. Inventories are maintained at certain of the Company's Markel Ventures businesses and consist primarily of raw materials, work-in-process and finished goods. Inventories are generally valued based on the nature of the inventory, including the first-in-first-out, standard cost and specific identification methods, and stated at the lower of cost or net realizable value. Inventories were $631.5 million and $617.2 million as of December 31, 2024 and 2023, respectively, and are included in other assets on the Company's consolidated balance sheets.

n) Redeemable Noncontrolling Interests. The Company owns controlling interests in various companies through its Markel Ventures operations. In some cases, the Company has the option to acquire the remaining equity interests, and the remaining equity interests have the option to sell their interests to the Company, in the future. The redemption value of the remaining equity interests is generally based on the respective company's earnings in specified periods preceding the redemption date. The redeemable noncontrolling interests are redeemable in 2025 or become redeemable between 2026 and 2032.

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

p) Unpaid Losses and Loss Adjustment Expenses. Unpaid losses and loss adjustment expenses on the Company's property and casualty insurance business are based on evaluations of reported claims and estimates for losses and loss adjustment expenses incurred but not reported (IBNR). Estimates for losses and loss adjustment expenses incurred but not reported are
10K - 78

based on reserve development studies, among other things. Recorded reserves are estimates, and the ultimate liability may be greater or less than the estimates. See note 11 for further details regarding unpaid losses and loss adjustment expenses.

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

Other Revenues

Other revenues primarily relate to the Company's Markel Ventures, program services and insurance-linked securities (ILS) operations and consist of revenues from the sale of products and services. Revenues are recognized when, or as, control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Contracts with customers generally have an original term of one year or less. For contracts with customers that have an original term greater than one year, the Company recognizes revenue at the amount for which it has a right to invoice for the products delivered or services performed. Certain customers may receive volume rebates or credits for products and services, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to the customer and reduces revenues
10K - 79

recognized by a corresponding amount. The Company does not expect significant changes to its estimates of variable consideration over the term of the contracts.

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

The Company's other revenues also include fronting fees, or ceding fees, which are based on the gross premiums written on behalf of general agent and capacity provider clients. Ceding fees are earned in a manner consistent with the recognition of the gross premiums earned on the underlying insurance policies, generally on a pro rata basis over the terms of the underlying policies reinsured.

The Company's other revenues also include investment management fee income. Investment management fee income is recognized over the period in which investment management services are provided and is calculated and recognized monthly, based on either the net asset value of the accounts managed or gross premium volume for the underlying risks. For certain accounts, the Company is also entitled to participate, on a fixed-percentage basis, in any net income generated in excess of an agreed-upon threshold as established by the underlying investment management agreements. In general, net income is calculated at the end of each calendar year and incentive fees are payable annually. Incentive fee income is recognized at the conclusion of the contractual performance period, when the uncertainty related to performance has been resolved.

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
10K - 80

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

v) Net Income Per Common Share. Basic net income per common share is computed by dividing adjusted net income to shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing adjusted net income to shareholders by the sum of the weighted average number of common shares and dilutive potential common shares outstanding during the year. See note 19 for further details regarding the calculation of basic and diluted net income per common share.

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

x) Recent Accounting Pronouncements.

Accounting Standards Adopted in 2024

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires public companies to, among other things: (1) disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss; (2) disclose, on an annual and interim basis, an amount for other segment expenses that are not separately disclosed as significant segment expenses and a description of its composition; (3) provide all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods; and (4) disclose the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU No. 2023-07 became effective for the Company's 2024 Annual Report on Form 10-K and was applied using a retrospective approach that required recasting of all prior periods presented. The standard only impacts required disclosures and does not impact the Company's financial position, results of
10K - 81

operations or cash flows. The ASU did not result in significant changes to the Company's reportable segment disclosures. See note 2 for the Company's segment disclosures.

Accounting Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The standard requires disclosure of certain prescribed costs and expenses within the notes to consolidated financial statements. ASU No. 2024-03 becomes effective for the Company's 2027 Annual Report on Form 10-K. The standard only impacts required disclosures and will not impact the Company's financial position, results of operations or cash flows. The Company is currently in the early stages of evaluating the impact of ASU No. 2024-23 on its disclosures.

2. Segment Reporting Disclosures

The Company has four reportable segments: Insurance, Reinsurance, Investing and Markel Ventures. The Company's chief operating decision maker is the chief executive officer.

The chief operating decision maker reviews the Company's ongoing underwriting operations on a global basis in the following two segments: Insurance and Reinsurance. In determining how to allocate resources and assess the performance of the Company's underwriting results, the chief operating decision maker considers many factors, including the nature of the insurance product sold, the type of account written and the type of customer served. The Insurance segment includes all direct business written on a risk-bearing basis within the Company's underwriting operations. The Reinsurance segment includes all treaty reinsurance written on a risk-bearing basis within the Company's underwriting operations.

The Company's other insurance operations primarily consist of the results of the Company's program services and insurance-linked securities businesses. Other insurance operations also include results for lines of business discontinued prior to, or in conjunction with, acquisitions, including development on asbestos and environmental loss reserves and results attributable to the run-off of life and annuity reinsurance business, which are monitored separately from the Company's ongoing underwriting operations. For purposes of segment reporting, none of these other insurance operations are considered to be reportable segments.

The Company's Investing segment includes all investing activities related to the Company's insurance operations, as well as investing activities at Markel Group. Invested assets managed through the Company's Investing segment include the Company's portfolio of publicly traded fixed maturity and equity securities, as well as cash and short-term investments.

The Markel Ventures segment primarily consists of controlling interests in a diverse portfolio of businesses that operate in various industries. The Company's chief operating decision maker reviews and assesses Markel Ventures' performance in the aggregate, as a single operating segment.

Segment profit for all of the Company's segments is measured by operating income. Segment operating income excludes amortization of intangible assets and impairment of goodwill, both of which arise from purchase accounting for acquisitions. The chief operating decision maker does not consider these expenses in assessing the financial performance of, or allocating resources to, operating segments. These expenses are considered corporate expenses because they are not a cost of operating the underlying businesses. For the Company's Insurance and Reinsurance segments, segment operating income is typically consistent with underwriting profit, which the property and casualty insurance industry commonly defines as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Segment operating income for these two segments may also include other revenues and expenses that are not captured in underwriting profit.

Prior to 2024, the segment profitability metric for the Markel Ventures segment included amortization of acquired intangible assets and impairment of goodwill. The new metric, as previously described, better aligns with how the chief operating decision maker reviews and assesses the performance of the Markel Ventures segment. Prior periods have been recast to
10K - 82

conform to the current presentation. Management continues to evaluate the Company's segments as its business evolves and may further refine its segments and segment profitability metric.

The chief operating decision maker uses segment operating income to assess the performance of each segment and determine how to allocate capital. The chief operating decision maker allocates capital where he believes it will earn an appropriate return.

For management reporting purposes, the Company allocates assets to its underwriting operations and to its Investing and Markel Ventures segments and certain of its other operations, including its program services and insurance-linked securities businesses. Underwriting assets include assets attributed to the Company's Insurance and Reinsurance segments, discontinued underwriting lines of business, as well as assets that are not specifically allocated to the Company's other insurance operations. Generally, the Company manages its underwriting assets in the aggregate and therefore does not allocate assets to individual underwriting segments.

a) The following tables summarize the Company's segment disclosures.

	Year Ended December 31, 2024
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$7,407,643	$1,028,201	$—	$—	$(3,432)	$—	$8,432,412
Net investment income	—	—	913,478	7,018	—	—	920,496
Net investment gains	—	—	1,807,219	—	—	—	1,807,219
Products revenues	—	—	—	2,635,659	—	—	2,635,659
Services and other revenues	—	—	52,253	2,477,419	295,305	—	2,824,977
Total operating revenues	7,407,643	1,028,201	2,772,950	5,120,096	291,873	—	16,620,763
Losses and loss adjustment expenses:
Current accident year - attritional	(4,704,219)	(733,191)	—	—	—	—	(5,437,410)
Current accident year - catastrophe	(67,169)	(3,480)	—	—	—	—	(70,649)
Prior accident years	451,016	12,344	—	—	(8,050)	—	455,310
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(1,501,829)	(252,312)	—	—	—	—	(1,754,141)
Other underwriting expenses	(1,163,557)	(56,925)	—	—	(2,766)	—	(1,223,248)
Products expenses	—	—	—	(2,272,219)	—	—	(2,272,219)
Services and other expenses	—	—	—	(2,327,795)	(96,577)	—	(2,424,372)
Amortization of acquired intangible assets						(181,472)	(181,472)
Operating income (loss)	$421,885	$(5,363)	$2,772,950	$520,082	$184,480	$(181,472)	$3,712,562
Interest expense							(204,300)
Net foreign exchange gains							129,438
Income before income taxes							$3,637,700

10K - 83

	Year Ended December 31, 2023
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$7,282,705	$1,014,294	$—	$—	$(1,520)	$—	$8,295,479
Net investment income	—	—	729,219	5,313	—	—	734,532
Net investment gains	—	—	1,524,054	—	—	—	1,524,054
Products revenues	—	—	—	2,545,053	—	—	2,545,053
Services and other revenues	—	—	(11,854)	2,434,715	281,651	—	2,704,512
Total operating revenues	7,282,705	1,014,294	2,241,419	4,985,081	280,131	—	15,803,630
Losses and loss adjustment expenses:
Current accident year - attritional	(4,651,173)	(669,314)	—	—	—	—	(5,320,487)
Current accident year - catastrophe	(39,572)	(500)	—	—	—	—	(40,072)
Prior accident years	104,743	(57,081)	—	—	(9,112)	—	38,550
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(1,508,169)	(255,501)	—	—	—	—	(1,763,670)
Other underwriting expenses	(1,026,358)	(51,163)	—	—	457	—	(1,077,064)
Products expenses	—	—	—	(2,220,676)	—	—	(2,220,676)
Services and other expenses	—	—	—	(2,244,527)	(66,242)	—	(2,310,769)
Amortization of acquired intangible assets						(180,614)	(180,614)
Operating income (loss)	$162,176	$(19,265)	$2,241,419	$519,878	$205,234	$(180,614)	$2,928,828
Interest expense							(185,077)
Net foreign exchange losses							(90,045)
Income before income taxes							$2,653,706

	Year Ended December 31, 2022
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$6,528,263	$1,063,347	$—	$—	$(3,818)	$—	$7,587,792
Net investment income	—	—	445,846	909	—	—	446,755
Net investment losses	—	—	(1,595,733)	—	—	—	(1,595,733)
Products revenues	—	—	—	2,427,096	—	—	2,427,096
Services and other revenues	—	—	(17,661)	2,329,522	497,564	—	2,809,425
Total operating revenues	6,528,263	1,063,347	(1,167,548)	4,757,527	493,746	—	11,675,335
Losses and loss adjustment expenses:
Current accident year - attritional	(3,867,195)	(663,903)	—	—	—	—	(4,531,098)
Current accident year - events (1)	(69,230)	(12,707)	—	—	—	—	(81,937)
Prior accident years	142,924	26,052	—	—	(1,530)	—	167,446
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(1,375,539)	(279,567)	—	—	—	—	(1,655,106)
Other underwriting expenses	(809,352)	(49,363)	—	—	(1,762)	—	(860,477)
Products expenses	—	—	—	(2,241,736)	—	—	(2,241,736)
Services and other expenses	—	—	—	(2,111,510)	(195,475)	—	(2,306,985)
Amortization of acquired intangible assets						(178,778)	(178,778)
Impairment of goodwill						(80,000)	(80,000)
Operating income (loss)	$549,871	$83,859	$(1,167,548)	$404,281	$294,979	$(258,778)	$(93,336)
Interest expense							(196,062)
Net foreign exchange gains							137,832
Loss before income taxes							$(151,566)
(1)     Includes losses and loss adjustment expenses attributed to catastrophes and the Russia-Ukraine conflict.

10K - 84

b) The following amounts attributable to the Markel Ventures segment are also reviewed, or included in measures reviewed, by the Company's chief operating decision maker.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Depreciation expense	$122,125	$108,605	$102,055
Capital expenditures	$177,075	$221,036	$225,230

c) The following table reconciles segment assets to the Company's consolidated balance sheets.

	December 31,
(dollars in thousands)	2024	2023
Segment assets:
Investing	$34,272,049	$30,542,282
Underwriting	10,784,528	9,897,689
Markel Ventures	5,824,229	5,519,542
Total segment assets	50,880,806	45,959,513
Other insurance operations	11,017,176	9,086,197
Total assets	$61,897,982	$55,045,710

d) The following table summarizes earned premiums by major product grouping within each underwriting segment.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Insurance segment:
General liability	$2,063,827	$2,128,317	$1,927,721
Professional liability	1,655,848	1,798,882	1,739,983
Marine and energy	747,004	688,591	585,885
Personal lines	625,542	538,816	489,648
Property	609,453	532,337	428,563
Programs	576,444	509,866	384,952
Workers' compensation	374,371	393,011	385,054
Credit and surety	248,001	219,542	193,701
Other products	507,153	473,343	392,756
Total Insurance	7,407,643	7,282,705	6,528,263
Reinsurance segment:
General liability	382,151	368,376	382,482
Professional liability	371,198	388,610	398,839
Specialty	269,021	245,126	275,033
Property	5,831	12,182	6,993
Total Reinsurance	1,028,201	1,014,294	1,063,347
Other	(3,432)	(1,520)	(3,818)
Total earned premiums	$8,432,412	$8,295,479	$7,587,792

The Company does not manage products at this level of aggregation as it offers a diverse portfolio of products and manages these products in more disaggregated groupings within each underwriting segment.
10K - 85

During the years ended December 31, 2024, 2023 and 2022, 75% of gross premiums written in the Company's underwriting segments were attributed to risks or cedents located in the United States. Substantially all of the gross premiums written in the Company's program services and ILS fronting operations during 2024, 2023 and 2022 were attributed to risks located in the United States.

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

	Years Ended December 31,
	2024	2023	2022
Insurance segment	32%	33%	34%
Reinsurance segment	90%	95%	99%
Total underwriting	38%	37%	40%

e) The following table summarizes gross and net written premiums by segment, including a reconciliation to total underwriting and consolidated amounts.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Gross written premium:
Insurance segment	$9,400,316	$9,217,150	$8,606,700
Reinsurance segment	1,150,780	1,046,539	1,229,851
Other underwriting	777	13,943	10,987
Total underwriting	10,551,873	10,277,632	9,847,538
Program services and ILS fronting	4,942,758	3,724,605	3,354,144
Total	$15,494,631	$14,002,237	$13,201,682
Net written premium:
Insurance segment	$7,260,089	$7,432,062	$7,040,176
Reinsurance segment	1,039,372	967,799	1,167,312
Other underwriting	290	(1,073)	(115)
Total underwriting	8,299,751	8,398,788	8,207,373
Program services and ILS fronting	(3,576)	(1,213)	(3,983)
Total	$8,296,175	$8,397,575	$8,203,390

10K - 86

f) The following table summarizes deferred policy acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses by segment, including a reconciliation to total underwriting and consolidated amounts.

(dollars in thousands)	Deferred Policy Acquisition Costs	Unearned Premiums	Unpaid Losses and Loss Adjustment Expenses
December 31, 2024
Insurance segment	$648,969	$4,283,879	$16,073,355
Reinsurance segment	226,741	933,329	3,870,059
Other underwriting	—	1,558	149,522
Total underwriting	875,710	5,218,766	20,092,936
Program services and ILS fronting	—	1,845,190	6,515,153
Markel CATCo Re (see note 17)	—	—	25,005
Total	$875,710	$7,063,956	$26,633,094
December 31, 2023
Insurance segment	$708,128	$4,307,704	$14,221,258
Reinsurance segment	223,216	901,138	3,726,472
Other underwriting	—	7,488	165,071
Total underwriting	931,344	5,216,330	18,112,801
Program services and ILS fronting	—	1,426,096	5,185,553
Markel CATCo Re (see note 17)	—	—	184,967
Total	$931,344	$6,642,426	$23,483,321

g) The following table summarizes total products revenues and services and other revenues by major product and service grouping within the Company's Markel Ventures segment.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Products:
Consumer and building	$1,606,353	$1,474,499	$1,510,130
Transportation-related	584,200	667,040	612,467
Equipment manufacturing	445,106	403,514	304,499
Total products revenues	2,635,659	2,545,053	2,427,096
Services and other:
Construction	2,089,280	2,042,326	1,910,403
Consulting	283,343	297,115	326,549
Other	104,796	95,274	92,570
Total services and other revenues	2,477,419	2,434,715	2,329,522
Total products revenues and services and other revenues	$5,113,078	$4,979,768	$4,756,618

The Company does not manage the Markel Ventures portfolio of businesses at this level of aggregation due to the distinct characteristics of each business and the autonomy with which each business operates. The Company's chief operating decision maker reviews and assesses the performance of the Markel Ventures businesses in the aggregate at the Markel Ventures segment level, while individual management teams are responsible for developing strategic initiatives, managing day-to-day operations and making investment and capital allocation decisions for their respective companies.

During the years ended December 31, 2024, 2023 and 2022, 94%, 95%, and 96%, respectively, of Markel Ventures segment revenues were attributable to U.S. operations.

10K - 87

3. Acquisitions and Dispositions

Educational Partners International

In September 2024, the Company acquired a 68% ownership interest in Educational Partners International (EPI), a company that sponsors international teachers for placements in schools in the U.S. Total consideration for the Company's investment was $167.7 million. Through December 2024, the Company's investment was accounted for under the equity method, as the Company did not have control over the business due to regulatory approval that was still pending. The Company's proportionate share of earnings attributed to its investment in EPI is included in the Company's Markel Ventures segment. In January 2025, the Company received regulatory approval that resulted in the Company gaining control over EPI. The Company will consolidate EPI and perform a purchase price allocation for the acquisition in the first quarter of 2025.

Valor Environmental

In June 2024, the Company acquired 98% of Valor Environmental (Valor), an environmental services company providing erosion control and related services to commercial development sites and homebuilders throughout the United States. The Company has the option to acquire the remaining equity interests and the remaining equity holders have the option to sell their interests to the Company in the future. Total consideration for the transaction was $156.4 million, all of which was cash. The purchase price was preliminarily allocated to the acquired assets and liabilities of Valor based on estimated fair value at the acquisition date. The Company recognized goodwill of $107.5 million and intangible assets of $49.0 million, which included customer relationships, trade names and other intangible assets. Goodwill is primarily attributable to expected future earnings and cash flow potential of Valor, and it is not expected to be deductible for income tax purposes. Results attributable to Valor are included in the Company's Markel Ventures segment.

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

10K - 88

4. Investments

a) The following tables summarize the Company's available-for-sale investments. Agency mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes.

	December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,147,365	$8,962	$(68,469)	$5,087,858
U.S. government-sponsored enterprises	1,445,171	2,976	(101,911)	1,346,236
Obligations of states, municipalities and political subdivisions	3,813,146	5,866	(199,520)	3,619,492
Foreign governments, agencies and supranationals	2,909,561	4,264	(207,302)	2,706,523
Agency mortgage-backed securities	2,771,589	2,096	(123,872)	2,649,813
Non-agency mortgage-backed securities	122,373	—	(4,343)	118,030
Corporate and university bonds	248,518	76	(31,007)	217,587
Total fixed maturity securities	16,457,723	24,240	(736,424)	15,745,539
Short-term investments	2,530,941	548	(6,579)	2,524,910
Investments, available-for-sale	$18,988,664	$24,788	$(743,003)	$18,270,449

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$3,811,293	$35,824	$(62,404)	$3,784,713
U.S. government-sponsored enterprises	1,225,426	7,292	(89,904)	1,142,814
Obligations of states, municipalities and political subdivisions	4,196,096	14,787	(181,578)	4,029,305
Foreign governments, agencies and supranationals	2,554,874	34,352	(142,008)	2,447,218
Agency mortgage-backed securities	2,507,682	8,939	(135,611)	2,381,010
Non-agency mortgage-backed securities	355,673	—	(22,603)	333,070
Corporate and university bonds	281,242	141	(26,781)	254,602
Total fixed maturity securities	14,932,286	101,335	(660,889)	14,372,732
Short-term investments	2,564,620	7,155	(393)	2,571,382
Investments, available-for-sale	$17,496,906	$108,490	$(661,282)	$16,944,114

10K - 89

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$1,593,711	$(27,213)	$1,444,869	$(41,256)	$3,038,580	$(68,469)
U.S. government-sponsored enterprises	415,333	(10,938)	691,781	(90,973)	1,107,114	(101,911)
Obligations of states, municipalities and political subdivisions	1,133,275	(21,242)	2,024,298	(178,278)	3,157,573	(199,520)
Foreign governments, agencies and supranationals	1,056,877	(29,890)	1,246,215	(177,412)	2,303,092	(207,302)
Agency mortgage-backed securities	757,562	(13,880)	1,710,436	(109,992)	2,467,998	(123,872)
Non-agency mortgage-backed securities	—	—	118,030	(4,343)	118,030	(4,343)
Corporate and university bonds	2,107	(137)	212,404	(30,870)	214,511	(31,007)
Total fixed maturity securities	4,958,865	(103,300)	7,448,033	(633,124)	12,406,898	(736,424)
Short-term investments	163,503	(6,579)	—	—	163,503	(6,579)
Total	$5,122,368	$(109,879)	$7,448,033	$(633,124)	$12,570,401	$(743,003)

At December 31, 2024, the Company held 1,485 available-for-sale securities in an unrealized loss position with a total estimated fair value of $12.6 billion and gross unrealized losses of $743.0 million. Of these 1,485 securities, 966 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $7.4 billion and gross unrealized losses of $633.1 million.

	December 31, 2023
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$317,027	$(2,147)	$1,507,784	$(60,257)	$1,824,811	$(62,404)
U.S. government-sponsored enterprises	145,143	(2,134)	723,537	(87,770)	868,680	(89,904)
Obligations of states, municipalities and political subdivisions	679,124	(3,881)	2,332,281	(177,697)	3,011,405	(181,578)
Foreign governments, agencies and supranationals	83,396	(394)	1,492,912	(141,614)	1,576,308	(142,008)
Agency mortgage-backed securities	189,977	(1,872)	1,889,272	(133,739)	2,079,249	(135,611)
Non-agency mortgage-backed securities	—	—	333,070	(22,603)	333,070	(22,603)
Corporate and university bonds	—	—	236,205	(26,781)	236,205	(26,781)
Total fixed maturity securities	1,414,667	(10,428)	8,515,061	(650,461)	9,929,728	(660,889)
Short-term investments	52,601	(393)	—	—	52,601	(393)
Total	$1,467,268	$(10,821)	$8,515,061	$(650,461)	$9,982,329	$(661,282)

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

10K - 90

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses for any available-for-sale securities as of December 31, 2024 or 2023.

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

c) The amortized cost and estimated fair value of fixed maturity securities at December 31, 2024 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,593,149	$1,571,022
Due after one year through five years	6,071,013	5,901,682
Due after five years through ten years	4,647,538	4,406,225
Due after ten years	1,252,061	1,098,767
	13,563,761	12,977,696
Mortgage-backed securities	2,893,962	2,767,843
Total fixed maturity securities	$16,457,723	$15,745,539

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties, and the holders may have the right to put the securities back to the issuer. Based on expected maturities, the estimated average duration of fixed maturity securities at December 31, 2024 was 3.9 years.

d) The following table presents the components of net investment income.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Interest:
Fixed maturity securities	$510,044	$383,022	$294,417
Short-term investments	124,575	106,747	33,493
Cash and cash equivalents and restricted cash and cash equivalents	161,488	145,074	28,890
Dividends on equity securities	142,367	116,911	107,213
	938,474	751,754	464,013
Investment expenses	(17,978)	(17,222)	(17,258)
Net investment income	$920,496	$734,532	$446,755

10K - 91

e) The following table presents the components of net investment gains (losses) included in net income (loss) and the pre-tax change in net unrealized losses included in other comprehensive income (loss). Gross realized investment gains and losses on fixed maturity securities, short-term investments and other investments were not material to the consolidated financial statements and are presented on a net basis in the following table.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Fixed maturity securities, short-term investments and other investments:
Net realized investment gains (losses)	$4,423	$(42,177)	$(40,983)
Equity securities:
Change in fair value of securities sold during the period	(14,966)	34,684	(14,884)
Change in fair value of securities held at the end of the period	1,817,762	1,531,547	(1,539,866)
Total change in fair value	1,802,796	1,566,231	(1,554,750)
Net investment gains (losses)	$1,807,219	$1,524,054	$(1,595,733)
Change in net unrealized losses on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$(152,630)	$389,498	$(1,474,890)
Short-term investments	(12,793)	1,060	11,014
Net increase (decrease)	$(165,423)	$390,558	$(1,463,876)

f) Total restricted assets are included on the Company's consolidated balance sheets as follows.

	December 31,
(dollars in thousands)	2024	2023
Fixed maturity securities	$3,027,863	$3,102,899
Equity securities	915,242	1,004,347
Short-term investments	704,201	807,138
Restricted cash and cash equivalents	499,581	584,974
Total	$5,146,887	$5,499,358

The following table presents the components of restricted assets.

	December 31,
(dollars in thousands)	2024	2023
Assets held in trust or on deposit to support underwriting activities	$4,727,799	$5,048,857
Assets pledged as security for letters of credit	419,088	450,501
Total	$5,146,887	$5,499,358

g) At December 31, 2024 and 2023, investments in securities issued by the U.S. Treasury, U.S. government agencies and U.S. government-sponsored enterprises were the only investments in any one issuer that exceeded 10% of shareholders' equity.

10K - 92

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

10K - 93

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,087,858	$—	$5,087,858
U.S. government-sponsored enterprises	—	1,346,236	—	1,346,236
Obligations of states, municipalities and political subdivisions	—	3,619,492	—	3,619,492
Foreign governments, agencies, and supranationals	—	2,706,523	—	2,706,523
Agency mortgage-backed securities	—	2,649,813	—	2,649,813
Non-agency mortgage-backed securities	—	118,030	—	118,030
Corporate and university bonds	—	217,587	—	217,587
Total fixed maturity securities, available-for-sale	—	15,745,539	—	15,745,539
Equity securities:
Insurance, banks and other financial institutions	4,968,736	—	1,384	4,970,120
Industrial, consumer and all other	6,814,401	—	—	6,814,401
Total equity securities	11,783,137	—	1,384	11,784,521
Short-term investments, available-for-sale	2,363,736	161,174	—	2,524,910
Total investments	$14,146,873	$15,906,713	$1,384	$30,054,970

	December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$3,784,713	$—	$3,784,713
U.S. government-sponsored enterprises	—	1,142,814	—	1,142,814
Obligations of states, municipalities and political subdivisions	—	4,029,305	—	4,029,305
Foreign governments, agencies, and supranationals	—	2,447,218	—	2,447,218
Agency mortgage-backed securities	—	2,381,010	—	2,381,010
Non-agency mortgage-backed securities	—	333,070	—	333,070
Corporate and university bonds	—	254,602	—	254,602
Total fixed maturity securities, available-for-sale	—	14,372,732	—	14,372,732
Equity securities:
Insurance, banks and other financial institutions	3,694,375	—	994	3,695,369
Industrial, consumer and all other	5,882,502	—	—	5,882,502
Total equity securities	9,576,877	—	994	9,577,871
Short-term investments, available-for-sale	2,402,099	169,283	—	2,571,382
Total investments	$11,978,976	$14,542,015	$994	$26,521,985
10K - 94

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2024 and 2023.

6. Equity Method Investments

The Company's equity method investments, which are included in other assets on the consolidated balance sheets, totaled $862.5 million and $605.9 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company's equity method investments included its 2024 investment in EPI. See note 3.

The Company's proportionate share of earnings in its equity method investments was income of $58.7 million for the year ended December 31, 2024 and losses of $2.1 million and $22.9 million for the years ended December 31, 2023 and 2022, respectively.

Hagerty, Inc.

The Company's most significant equity method investment is an investment in Hagerty, Inc. (Hagerty), which is accounted for on a quarter lag. Hagerty is an automotive enthusiast brand offering integrated membership products and programs as well as a specialty insurance provider focused on the global automobile enthusiast market. The Company's ownership interest in Hagerty was 23% as of December 31, 2024 and 2023. The Company's investment is comprised of Class A common shares, which are listed for trading on the New York Stock Exchange, as well as Class V common shares, associated with the Company's original investment, that have special voting rights and can be converted on a one-for-one basis into Class A common shares. The Company accounts for its investment under the equity method as it is deemed to have the ability to exercise significant influence over Hagerty's operating and financial policies through a combination of its voting interest, its right to designate a board member and business it conducts with Hagerty. As of December 31, 2024 and 2023, the carrying value of the Company's investment in Hagerty was $264.7 million and $237.4 million, respectively.

As of December 31, 2024 and 2023, the estimated value of the Company's investment, based on the closing stock price of Hagerty's Class A common shares, was $753.7 million and $608.4 million, respectively. See note 18 for further details regarding related party transactions with Hagerty.

7. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2024	2023
Insurance
Amounts receivable from agents, brokers and insureds	$2,870,719	$2,686,199
Other insurance receivables	124,258	117,436
Markel Ventures	638,480	657,156
Other	26,651	25,604
	3,660,108	3,486,395
Allowance for credit losses	(33,309)	(31,089)
Receivables	$3,626,799	$3,455,306

10K - 95

8. Goodwill and Intangible Assets

The following table presents a rollforward of the components of goodwill by reportable segment.

(dollars in thousands)	Insurance	Reinsurance	Markel Ventures	Other insurance operations(1)	Total
January 1, 2023	$771,628	$122,745	$1,153,909	$590,556	$2,638,838
Adjustments to preliminary purchase price allocation	—	—	(16,752)	—	(16,752)
Foreign currency movements and other adjustments	1,195	—	497	971	2,663
December 31, 2023 (2)	$772,823	$122,745	$1,137,654	$591,527	$2,624,749
Acquisitions (note 3)	—	—	114,589	—	114,589
Foreign currency movements and other adjustments	(3,247)	—	(434)	210	(3,471)
December 31, 2024 (2)	$769,576	$122,745	$1,251,809	$591,737	$2,735,867
(1)    Amounts included in other insurance operations reflect the Company's operations that are not included in a reportable segment and are primarily related to the Company's program services and insurance-linked securities operations.
(2)    As of December 31, 2024 and 2023, goodwill was net of accumulated impairment losses of $190.6 million, of which $171.9 million was in other insurance operations and $18.7 million was in Markel Ventures.

The Company completed its annual tests for goodwill and indefinite-lived intangible asset impairment as of October 1, 2024 based upon results of operations through September 30, 2024. See note 1 for further details regarding impairment testing. There was no impairment of goodwill during 2024 or 2023 and no impairment of indefinite-lived intangible assets during 2024, 2023 or 2022. For the year ended December 31, 2022, impairment of goodwill was $80.0 million, which was attributable to the Company's Nephila ILS operations, which are a component of the Company's other insurance operations.

Subsequent to the acquisition of Nephila in 2018, through 2022, investment performance in the broader ILS market was adversely impacted by consecutive years of elevated catastrophe losses. These events, as well as volatility in the capital markets, impacted investor decisions around allocation of capital to ILS, which in turn impacted capital raises and redemptions within the funds Nephila manages. As a result, the Company performed a quantitative impairment assessment for the Nephila reporting unit in 2022. The Company estimated the fair value of the Nephila reporting unit primarily using an income approach based on a discounted cash flow model. The discount rates used to determine the fair value estimates were developed based on a capital asset pricing model using market-based inputs, as well as an assessment of the inherent risk in projected future cash flows. As a result of the assessment, the Company recorded an impairment of goodwill attributable to Nephila totaling $80.0 million, reducing the goodwill of the Nephila reporting unit to $221.8 million. The Company also evaluated the intangible assets within the Nephila reporting unit for impairment in 2022 and determined they were not impaired.

10K - 96

The following table presents a rollforward of net intangible assets by reportable segment.

(dollars in thousands)	Underwriting (1)	Markel Ventures	Other insurance operations (2)	Total
January 1, 2023	$362,322	$796,297	$588,845	$1,747,464
Dispositions	—	—	(2,000)	(2,000)
Amortization of acquired intangible assets	(37,076)	(82,370)	(61,168)	(180,614)
Adjustments to preliminary purchase price allocation	—	22,671	—	22,671
Foreign currency movements and other adjustments	98	119	946	1,163
December 31, 2023	$325,344	$736,717	$526,623	$1,588,684
Acquisitions (note 3)	—	52,909	—	52,909
Amortization of acquired intangible assets	(37,276)	(81,317)	(62,879)	(181,472)
Foreign currency movements and other adjustments	(117)	154	(538)	(501)
December 31, 2024	$287,951	$708,463	$463,206	$1,459,620
(1)    Amounts included in Underwriting reflect the intangible assets associated with the Company's underwriting segments, which are not allocated between the Insurance and Reinsurance segments.
(2)    Amounts included in other insurance operations reflect the Company's operations that are not included in a reportable segment and are primarily related to the Company's program services and insurance-linked securities operations.

Amortization of acquired intangible assets is estimated to be $172.7 million for 2025, $165.5 million for 2026, $154.9 million for 2027, $146.1 million for 2028 and $142.0 million for 2029. Indefinite-lived intangible assets were $90.4 million at December 31, 2024 and 2023.

The following table presents the components of intangible assets.

	December 31,
	2024		2023
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$1,488,796	$(699,550)	$1,450,503	$(600,724)
Investment management agreements	464,000	(178,727)	464,000	(149,560)
Broker and agent relationships	295,694	(182,139)	297,693	(168,586)
Trade names	305,381	(157,494)	293,270	(138,040)
Technology	113,187	(107,727)	113,248	(100,781)
Insurance licenses	72,333	—	72,333	—
Other	159,603	(113,737)	169,681	(114,353)
Total	$2,898,994	$(1,439,374)	$2,860,728	$(1,272,044)

9. Leases

The Company's leases primarily consist of operating leases for real estate and equipment and have remaining terms of up to 18 years. Total lease costs for operating leases were $169.0 million, $148.4 million and $126.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

10K - 97

The following table summarizes details for the Company's operating leases recorded on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2024	2023
Right-of-use lease assets	$681,405	$628,833
Lease liabilities	$723,924	$657,217
Weighted average remaining lease term	9.0 years	9.8 years
Weighted average discount rate	4.3%	5.2%

During the years ended December 31, 2024, 2023 and 2022, the Company obtained operating right-of-use lease assets of $111.3 million, $130.2 million and $64.4 million, respectively, in exchange for operating lease obligations.

The following table summarizes maturities of the Company's operating lease liabilities as of December 31, 2024, which reconciles to total operating lease liabilities included in other liabilities on the Company's consolidated balance sheet.

Years Ending December 31,	(dollars in thousands)
2025	$130,943
2026	116,324
2027	100,927
2028	88,473
2029	77,206
2030 and thereafter	368,468
Total lease payments	882,341
Less imputed interest	(158,417)
Total operating lease liabilities	$723,924

10. Products, Services and Other Revenues

The following table presents revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income (loss), along with a reconciliation to total products revenues and services and other revenues.

	Years Ended December 31,
	2024			2023			2022
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$2,607,581	$—	$2,607,581	$2,487,054	$—	$2,487,054	$2,379,399	$—	$2,379,399
Services	2,315,822	10,193	2,326,015	2,262,861	10,341	2,273,202	2,184,196	43,875	2,228,071
Management fees	—	97,226	97,226	—	99,509	99,509	—	79,209	79,209
Total revenues from contracts with customers	4,923,403	107,419	5,030,822	4,749,915	109,850	4,859,765	4,563,595	123,084	4,686,679
Leasing revenues	176,293	—	176,293	188,904	—	188,904	157,552	—	157,552
Fronting fees	—	187,480	187,480	—	154,838	154,838	—	147,612	147,612
Equity method and other investments income (loss)	6,577	52,253	58,830	(1,744)	(11,854)	(13,598)	2,541	(17,661)	(15,120)
Disposition gains	—	—	—	—	16,923	16,923	—	225,828	225,828
Other	6,805	406	7,211	42,693	40	42,733	32,930	1,040	33,970
Total	$5,113,078	$347,558	$5,460,636	$4,979,768	$269,797	$5,249,565	$4,756,618	$479,903	$5,236,521

10K - 98

Receivables from contracts with customers were $593.8 million and $616.4 million as of December 31, 2024 and 2023, respectively.

11. Unpaid Losses and Loss Adjustment Expenses

a) The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Gross reserves for losses and loss adjustment expenses, beginning of year	$23,483,321	$20,947,898	$18,178,894
Reinsurance recoverables on unpaid losses, beginning of year	8,820,567	7,994,884	6,876,317
Net reserves for losses and loss adjustment expenses, beginning of year	14,662,754	12,953,014	11,302,577
Effect of foreign currency rate changes on beginning of year balance	(78,702)	70,344	(160,622)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	14,584,052	13,023,358	11,141,955
Incurred losses and loss adjustment expenses:
Current accident year	5,508,059	5,360,559	4,613,035
Prior accident years	(455,310)	(38,550)	(167,446)
Total incurred losses and loss adjustment expenses	5,052,749	5,322,009	4,445,589
Payments:
Current accident year	720,178	729,895	580,537
Prior accident years	3,239,999	2,663,165	2,396,446
Total payments	3,960,177	3,393,060	2,976,983
Effect of foreign currency rate changes on current year activity	(3,934)	(1,532)	(5,468)
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re (see note 17)	(159,963)	(162,954)	347,921
Reinsurance recoverable on retroactive reinsurance transactions	—	(125,067)	—
Net reserves for losses and loss adjustment expenses, end of year	15,512,727	14,662,754	12,953,014
Reinsurance recoverables on unpaid losses, end of year	11,120,367	8,820,567	7,994,884
Gross reserves for losses and loss adjustment expenses, end of year	$26,633,094	$23,483,321	$20,947,898

In 2024, current accident year losses and loss adjustment expenses included $70.6 million of net losses and loss adjustment expenses attributed to Hurricane Helene and Hurricane Milton. These losses and loss adjustment expenses were net of ceded losses of $60.4 million.

In 2024, the Company, through its program services operations, entered into a retroactive reinsurance contract on behalf of a third-party capacity provider under which it assumed a layer of loss reserves for a portfolio of casualty policies that were concurrently ceded to the third-party capacity provider. As a result of these transactions, the Company recorded $302.6 million of gross losses and loss adjustment expenses and $302.6 million of corresponding reinsurance recoverables. The transactions had no impact on the Company's net reserves for losses and loss adjustment expenses.

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

10K - 99

In 2022, current accident year losses and loss adjustment expenses also included $35.7 million of net losses and loss adjustment expenses attributed to the Russia-Ukraine conflict. These losses and loss adjustment expenses were net of ceded losses of $44.3 million.

b) Reserving Methodology

The Company uses a variety of techniques to establish liabilities for unpaid losses and loss adjustment expenses based upon estimates of the ultimate amounts payable. The Company maintains reserves for specific claims incurred and reported (case reserves) and reserves for claims incurred but not reported (IBNR reserves), which include expected development on reported claims. The Company does not discount its reserves for losses and loss adjustment expenses to reflect estimated present value.

There is normally a time lag between when a loss event occurs and when it is reported to the Company, and some claims may not be reported for many years. As a result, the liability for unpaid losses and loss adjustment expenses includes significant estimates for IBNR claims.

The actuarial methods that the Company uses to estimate losses have been designed to address the lag in loss reporting as well as the delay in obtaining information that would allow the Company to more accurately estimate future payments. The reporting lag can be more pronounced in reinsurance contracts than in the insurance contracts due to a time lag between cedents establishing case reserves or re-estimating their reserves and notifying the Company of those new or revised case reserves. On reinsurance transactions, the reporting lag will generally be 60 to 90 days after the end of a reporting period, but can be longer in some cases. There may also be a more pronounced reporting lag on insurance contracts for which the Company is not the primary insurer and participates only in excess layers of loss. Based on the experience of the Company's actuaries and management, the Company selects loss development factors and trending techniques to mitigate the difficulties caused by reporting lags. At least annually, the Company evaluates its loss development factors and trending assumptions using its own loss data, as well as cedent-specific and industry data, and updates them as needed.

IBNR reserves are based on the estimated ultimate cost of settling claims using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are calculated by subtracting paid losses and loss adjustment expenses and case reserves from estimated ultimate losses and loss adjustment expenses. IBNR reserves were 71% of total unpaid losses and loss adjustment expenses at December 31, 2024 compared to 72% at December 31, 2023.

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

Estimates for losses from widespread catastrophic events, such as hurricanes and earthquakes, as well as pandemics and wars, are based on claims received to date, analysis of exposures in the impacted areas, industry loss estimates and output from both industry, broker and proprietary models, as well as analysis of the Company's ceded reinsurance contracts. The level of reliance on these procedures varies depending on the timing of the event relative to the point at which the Company develops its estimates. The Company also considers loss experience on historical events that may have similar characteristics to the underlying event and current market conditions. In the period shortly after an event occurs, more weight is put on modeling and industry estimates, whereas with the passage of time, greater reliance is placed on incurred claims data, individual contract exposures and historical claim patterns. Due to the inherent uncertainty in estimating such losses, these estimates are subject to variability, which increases with the severity and complexity of the underlying event. As additional claims are reported and paid, and industry loss estimates are revised, the Company incorporates this new information into its analysis and adjusts its estimate of ultimate losses and loss adjustment expenses as appropriate.
10K - 100

Loss reserves are established at management's best estimate, which is developed using the actuarially calculated point estimate as the starting point. The actuarial point estimate represents the actuaries' best estimate of the most likely amount that will ultimately be paid to settle the losses that have occurred at a particular point in time. Similarly, the point estimate for ceded losses is calculated based on the ultimate gross loss amount expected to be paid, as well as the frequency and severity of the underlying claims, which ultimately determines coverage under the applicable ceded reinsurance contracts. Therefore, ceded loss estimates are subject to many of the same judgments and assumptions as the gross loss estimates.

Inherent in the Company's reserving practices is the desire to establish loss reserves that are more likely redundant than deficient, and therefore, will ultimately prove to be adequate. This approach to establishing loss reserves results in loss reserves that exceed the calculated actuarial point estimate. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, but uncertainty remains regarding the potential for adverse development of estimated ultimate liabilities.

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

c) Prior Accident Year Loss Development

The following tables summarize, by segment, the product lines with the most significant changes in prior accident years loss reserves for the years ended December 31, 2024, 2023 and 2022, along with the corresponding accident years and the trends and factors that impacted management's best estimate of ultimate losses and loss adjustment expenses on underlying products in each of these product lines. The Company does not estimate losses at this level of aggregation as it offers a diverse portfolio of products and manages these products in more disaggregated groupings within each underwriting segment. As a result of the trends and factors described in the following tables, the Company's actuaries adjusted their estimates of the ultimate liability for unpaid losses and loss adjustment expenses. For those product lines with favorable development on prior accident years loss reserves, management has now given greater credibility to the favorable trends observed by the Company's actuaries and, upon incorporating these favorable trends into its best estimate, reduced prior years loss reserves accordingly.

In 2023 and 2022, the unfavorable claims and loss trends experienced on the Company's U.S. general liability and professional liability product lines disrupted the development of the claims trend observed prior to 2022, reflecting broader market conditions, including the effects of economic and social inflation. In 2024, the Company's U.S. professional liability product lines continued to experience many of these same trends, while the U.S. general liability product lines began to stabilize, resulting in modest favorable development as management gave more credibility to the favorable trends observed by the Company's actuaries.

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

10K - 101

	Year Ended December 31, 2024
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Insurance segment:
Professional liability
International	$(152.6)	2021 to 2023	Lower loss frequency and severity than previously anticipated, including on the cyber portfolio and middle market accounts
U.S.	111.8	2017 to 2023	Unfavorable claims settlements and increased claim severity, primarily on the risk-managed directors and officers product line
General liability	(81.6)	2022 and 2023	More favorable loss experience within the U.S. business, as well as lower loss frequency and severity than previously anticipated on the international excess and umbrella product line
Property	(75.0)	2020 and 2023	Lower loss frequency and severity than previously anticipated across a number of subclasses in the U.S. and international portfolios
Marine and energy	(58.3)	2021 to 2023	More favorable loss experience than previously anticipated
Programs	(53.9)	2022 and 2023	Lower loss frequency and severity than previously anticipated on certain programs
Credit and surety	(51.4)	2021 to 2023	Lower loss frequency and severity than previously anticipated driven by the international trade credit product line
Other products	(90.0)
Total Insurance	(451.0)
Reinsurance segment:
Property	(23.0)	2017 to 2020	Lower loss severity than previously anticipated and net favorable development on catastrophe events
Workers' compensation	(20.3)	2019, 2020 and 2023	Lower loss severity than previously anticipated and net favorable development on losses related to the COVID-19 pandemic
Professional liability	(17.1)	2021 to 2023	More favorable loss experience than previously anticipated
Public entity	34.1	2017 to 2023	Increased frequency of large claims across the product line, which was discontinued in late 2024
Other products	18.0
Premium adjustments	(4.0)
Total Reinsurance	(12.3)
Other underwriting	8.0
Total decrease	$(455.3)

10K - 102

	Year Ended December 31, 2023
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Insurance segment:
General liability
U.S.	$274.0	2016 to 2021	Increased frequency of large claims and unfavorable loss cost trends, primarily on primary casualty contractors' liability and excess and umbrella product lines
International	(36.5)	2020 to 2022	Lower loss frequency and severity than previously anticipated
Professional liability
U.S.	56.8	Several	Increased frequency of large claims and unfavorable loss cost trends, primarily on risk-managed errors and omissions product line
International	(102.2)	2020	Lower loss frequency and severity than previously anticipated
Property	(95.1)	2020 to 2022	Lower loss severity than previously anticipated and net favorable development on catastrophe events
Marine and energy	(76.5)	2021 and 2022	Lower loss severity than previously anticipated
Personal lines	(42.8)	2022	Lower loss frequency and severity than previously anticipated
Workers' compensation	(36.5)	2021 and 2022	Lower loss severity than previously anticipated
Other products	(45.9)
Total Insurance	(104.7)
Reinsurance segment:
General liability	95.5	2015 to 2021	Large reported claims and adverse loss development trends
Public entity	53.7	2014 to 2019	Increased frequency of large claims on a segment of business that was discontinued in 2020
Premium adjustments	11.4	2021 and 2022
Recognition of additional exposures on prior accident years related to net favorable premium adjustments primarily on general liability, partially offset by reduced exposures recognized primarily on professional liability

Property	(21.6)	2017 to 2019	More favorable loss experience and lower loss severity than previously anticipated
Workers' compensation	(14.9)	Several	Lower loss frequency and severity than previously anticipated
Other products	(67.0)
Total Reinsurance	57.1
Other underwriting	9.0
Total decrease	$(38.6)

10K - 103

	Year Ended December 31, 2022
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Insurance segment:
Professional liability
2018 and 2019 accident years	$121.0	2018 and 2019	Unfavorable claims settlements and increased claim frequency and severity, primarily on directors and officers, errors and omissions and employment practices liability lines
All other accident years	(91.1)	Several	More favorable loss experience and lower loss severity than previously anticipated
General liability
2016 to 2019 accident years	61.6	2016 to 2019	Unfavorable claims settlements and increased claim frequency and severity, primarily on contractors and excess and umbrella lines
All other accident years	(20.5)	Several	Lower loss frequency and severity than previously anticipated
Workers' compensation	(62.1)	2016 to 2021	Lower loss severity than previously anticipated
Programs	(48.3)	2020 and 2021	Lower than expected frequency of claims
Property	(48.1)	2020 and 2021	Lower loss severity than originally anticipated as well as favorable development on losses related to the COVID-19 pandemic
Credit and surety	(31.7)	2019 to 2021	Lower than expected frequency of claims
Other products	(23.7)
Total Insurance	(142.9)
Reinsurance segment:
Property	(29.2)	2017 to 2019	Favorable development on catastrophe events
Credit and surety	(22.9)	Several	Favorable commutations on mortgage insurance contracts
Premium adjustments	53.1	2020 and 2021	Recognition of additional exposures on prior accident years related to net favorable premium adjustments primarily on general liability, credit and surety and professional liability
Other products	(27.1)
Total Reinsurance	(26.1)
Other	1.6
Total decrease	$(167.4)

d) Historic Loss Development

The following tables present undiscounted loss development information, by accident year, for the Company's Insurance and Reinsurance segments, including cumulative incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, as well as the corresponding amount of IBNR reserves as of December 31, 2024. This level of disaggregation is consistent with how the Company analyzes loss reserves for both internal and external reporting purposes. The loss development information for the years ended December 31, 2015 through 2023 is presented as supplementary information. All amounts included in the following tables related to transactions denominated in a foreign currency have been translated into U.S. Dollars using the exchange rates in effect at December 31, 2024.

The difference between the segment loss development implied by the tables for the year ended December 31, 2024 and actual losses and loss adjustment expenses recognized on prior accident years for the Insurance and Reinsurance segments for the year ended December 31, 2024 is primarily attributed to the fact that amounts presented in these tables exclude amounts attributed to the 2014 and prior accident years. Adverse development on 2014 and prior accident years for the year ended December 31, 2024 totaled $50.1 million for the Insurance segment, which was driven by general liability and programs product lines.

The remaining difference between the segment loss development implied by the tables for the year ended December 31, 2024 and actual losses and loss adjustment expenses on prior accident years is attributed to the fact that amounts presented in these tables exclude unallocated loss adjustment expenses, as well as differences in the presentation of foreign currency movements, as previously described, none of which are material to the Insurance or Reinsurance segments.

The Insurance segment table that follows also includes claim count information, by accident year. The Company defines a claim as a single claim incident, per policy, which may include multiple claimants and multiple coverages on a single policy.
10K - 104

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

Insurance Segment

(dollars in millions)	Ultimate Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not-Reported Liabilities, Net of Reinsurance	Cumulative Number of Reported Claims
	Unaudited									As of December 31,
	As of December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	December 31, 2024
2015	$1,767.5	$1,693.8	$1,571.0	$1,517.0	$1,486.5	$1,454.7	$1,450.6	$1,440.9	$1,460.0	$1,457.1	$58.0	88,000
2016		1,856.3	1,852.8	1,753.6	1,700.3	1,674.7	1,667.4	1,678.4	1,732.9	1,718.1	77.2	100,000
2017			2,309.0	2,176.7	2,059.3	1,998.7	2,004.5	2,023.9	2,111.2	2,152.3	124.6	140,000
2018				2,429.0	2,320.8	2,199.2	2,058.8	2,151.2	2,331.6	2,417.1	177.8	193,000
2019					2,552.4	2,402.2	2,239.7	2,293.7	2,471.7	2,526.8	206.9	228,000
2020						3,185.1	2,972.1	2,914.2	2,858.5	2,771.6	434.3	183,000
2021							3,083.5	2,907.1	2,755.4	2,720.1	531.0	149,000
2022								3,746.8	3,365.5	3,342.6	1,098.3	159,000
2023									4,435.9	3,901.7	1,802.5	169,000
2024										4,532.5	3,271.7	149,000
Total										$27,539.9

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited									As of December 31,
	As of December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$320.7	$660.0	$870.2	$1,032.9	$1,141.3	$1,208.4	$1,259.2	$1,291.7	$1,327.3	$1,344.7
2016		369.8	746.2	973.7	1,158.2	1,262.8	1,350.3	1,425.5	1,479.6	1,529.8
2017			434.9	982.7	1,274.3	1,462.0	1,619.2	1,739.8	1,839.6	1,909.5
2018				490.7	1,017.4	1,281.9	1,494.9	1,671.6	1,856.5	2,017.4
2019					524.1	991.1	1,262.9	1,576.4	1,910.9	2,104.4
2020						568.1	1,148.5	1,515.7	1,772.5	2,033.8
2021							473.4	985.8	1,357.5	1,751.1
2022								484.5	1,059.9	1,564.1
2023									596.9	1,396.6
2024										651.3
Total										$16,302.7
All outstanding liabilities for unpaid losses and loss adjustment expenses before 2014, net of reinsurance										313.3
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$11,550.5

Variability in claim counts is primarily attributable to claim counts on pet health liability, a product which has a high claim frequency and low claim severity. There was an elevated number of claims on this product line in 2018, 2019 and 2020. The related net incurred losses and allocated loss adjustment expenses are not material to the Insurance segment.
10K - 105

Reinsurance Segment

	Ultimate Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not-Reported Liabilities, Net of Reinsurance
	Unaudited									As of December 31,
(dollars in millions)	As of December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	December 31, 2024
2015	$523.0	$508.8	$524.6	$516.0	$504.8	$499.9	$487.8	$488.2	$500.0	$477.7	$56.6
2016		506.6	515.2	515.4	513.4	523.4	548.1	551.5	573.3	556.5	30.1
2017			894.4	927.6	933.2	934.9	907.3	919.7	931.0	931.3	44.2
2018				743.0	764.9	757.4	762.5	758.1	821.0	790.1	82.2
2019					654.4	668.4	683.1	691.0	719.0	730.4	129.1
2020						678.1	730.5	741.0	762.8	765.2	230.1
2021							731.9	733.6	754.7	753.9	303.8
2022								661.1	601.9	616.4	413.4
2023									658.3	665.3	506.7
2024										730.3	674.3
Total										$7,017.1

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited									As of December 31,
	As of December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$63.3	$130.3	$201.0	$251.6	$298.6	$323.2	$342.8	$359.5	$375.6	$388.6
2016		78.6	166.7	236.4	292.7	344.4	377.9	418.0	451.6	475.7
2017			157.1	357.5	478.6	560.4	623.8	692.8	747.6	796.0
2018				86.9	235.1	334.9	404.4	474.4	543.6	613.9
2019					53.2	169.1	261.3	351.8	435.6	507.7
2020						93.2	202.9	308.7	381.8	463.0
2021							79.2	187.1	281.6	361.0
2022								24.1	66.6	138.4
2023									27.1	79.5
2024										23.9
Total										$3,847.7
All outstanding liabilities for unpaid losses and loss adjustment expenses before 2014, net of reinsurance										273.3
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$3,442.7

The following table presents supplementary information about average historical claims duration as of December 31, 2024 based on the cumulative incurred and paid losses and allocated loss adjustment expenses presented above.

	Average Annual Percentage Payout of Incurred Losses by Age (in Years), Net of Reinsurance
Unaudited	1	2	3	4	5	6	7	8	9	10
Insurance	18.7%	20.9%	13.1%	10.8%	8.5%	6.1%	4.8%	2.9%	2.7%	1.2%
Reinsurance	9.6%	14.4%	12.9%	10.1%	9.5%	7.4%	6.5%	4.9%	3.8%	2.7%

10K - 106

The following table reconciles the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses on the consolidated balance sheet.

(dollars in thousands)	December 31, 2024
Net outstanding liabilities
Insurance segment	$11,550,516
Reinsurance segment	3,442,663
Other underwriting	62,903
Program services and ILS fronting	6,615
Markel CATCo Re (see note 17)	25,005
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	15,087,702

Reinsurance recoverable on unpaid losses
Insurance segment	4,129,856
Reinsurance segment	397,810
Other underwriting	84,079
Program services and ILS fronting	6,508,622
Total reinsurance recoverable on unpaid losses	11,120,367

Unallocated loss adjustment expenses	425,025
Total gross liability for unpaid losses and loss adjustment expenses	$26,633,094

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

At December 31, 2024, A&E reserves were $122.1 million and $32.5 million on a gross and net basis, respectively. At December 31, 2023, A&E reserves were $132.5 million and $39.6 million on a gross and net basis, respectively.

The Company's reserves for losses and loss adjustment expenses related to A&E exposures represent management's best estimate of ultimate settlement values based on statistical analysis of these reserves by the Company's actuaries. A&E exposures are subject to significant uncertainty due to potential loss severity and frequency resulting from the uncertain and unfavorable legal climate. A&E reserves could be subject to increases in the future, however, management believes the Company's gross and net A&E reserves at December 31, 2024 are adequate.

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

Within the Company's underwriting operations, at December 31, 2024, balances recoverable from the ten largest reinsurers, by group, represented 63% of the $5.0 billion reinsurance recoverables before considering reinsurance allowances and collateral.
10K - 107

As of December 31, 2023, balances recoverable from the ten largest reinsurers, by group, represented 65% of the $4.0 billion reinsurance recoverables before considering reinsurance allowances and collateral. At December 31, 2024, the largest reinsurance balance was due from RenaissanceRe and represented 19% of reinsurance recoverables before considering reinsurance allowances and collateral.

Within its program services and ILS fronting operations, the Company generally enters into quota share reinsurance agreements whereby the Company cedes to the capacity providers (reinsurers) substantially all of its gross liability under the policies issued by and on behalf of the Company by a general agent. However, there are certain programs that contain limits on the reinsurers' obligations to the Company that expose the Company to underwriting risk, including loss ratio caps, exclusions of the credit risk of producers and aggregate reinsurance limits that the Company believes are unlikely to be exceeded. The Company also remains exposed to the credit risk of the reinsurer, or the risk that one of its reinsurers becomes insolvent or otherwise unable or unwilling to pay policyholder claims. This credit risk is generally mitigated by either selecting well capitalized, highly rated authorized capacity providers or requiring that the capacity provider post substantial collateral to secure the reinsured risks, which, in some instances, exceeds the related reinsurance recoverable.

Within the Company's program services business, at December 31, 2024, balances recoverable from the ten largest reinsurers, by group, represented 55% of the $6.0 billion reinsurance recoverables before considering reinsurance allowances and collateral. As of December 31, 2023, balances recoverable from the ten largest reinsurers, by group, represented 56% of the $4.9 billion reinsurance recoverables before considering reinsurance allowances and collateral. At December 31, 2024, the largest reinsurance balance was due from Lloyd's of London and represented 9% of reinsurance recoverables before considering reinsurance allowances and collateral. All of the Company's ILS fronting business is conducted by its Nephila ILS operations; therefore, substantially all of the reinsurance recoverables within these operations are attributable to entities managed by Nephila. See note 18.

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Year Ended December 31, 2024
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$8,860,015	$1,691,858	$(2,252,122)	$8,299,751
Earned	$8,801,477	$1,628,408	$(1,993,895)	$8,435,990
Fronting:
Written	3,234,025	1,708,733	(4,946,334)	(3,576)
Earned	3,053,947	1,559,599	(4,617,124)	(3,578)
Consolidated:
Written	$12,094,040	$3,400,591	$(7,198,456)	$8,296,175
Earned	$11,855,424	$3,188,007	$(6,611,019)	$8,432,412

	Year Ended December 31, 2023
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$8,657,266	$1,620,366	$(1,878,844)	$8,398,788
Earned	$8,363,710	$1,616,630	$(1,683,648)	$8,296,692
Fronting:
Written	2,649,217	1,075,388	(3,725,818)	(1,213)
Earned	2,636,179	937,400	(3,574,792)	(1,213)
Consolidated:
Written	$11,306,483	$2,695,754	$(5,604,662)	$8,397,575
Earned	$10,999,889	$2,554,030	$(5,258,440)	$8,295,479

10K - 108

	Year Ended December 31, 2022
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$8,085,812	$1,761,726	$(1,640,165)	$8,207,373
Earned	$7,379,766	$1,589,920	$(1,378,191)	$7,591,495
Fronting:
Written	2,644,138	710,006	(3,358,127)	(3,983)
Earned	2,688,804	656,885	(3,349,392)	(3,703)
Consolidated:
Written	$10,729,950	$2,471,732	$(4,998,292)	$8,203,390
Earned	$10,068,570	$2,246,805	$(4,727,583)	$7,587,792

Substantially all of the premiums written and earned in the Company's fronting operations for the years ended December 31, 2024, 2023 and 2022 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 44%, 39% and 38% for the years ended December 31, 2024, 2023 and 2022, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 38%, 31% and 30% for the years ended December 31, 2024, 2023 and 2022, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's fronting operations were ceded. These losses totaled $3.5 billion, $2.5 billion, and $3.0 billion for the years ended December 31, 2024, 2023, and 2022 respectively.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Years ended December 31,
(dollars in thousands)	2024	2023	2022
Gross losses and loss adjustment expenses	$6,970,871	$6,817,630	$5,281,424
Ceded losses and loss adjustment expenses	(1,917,318)	(1,496,265)	(834,648)
Net losses and loss adjustment expenses	$5,053,553	$5,321,365	$4,446,776

13. Life and Annuity Benefits

The Company's run-off block of life and annuity reinsurance contracts consists primarily of Euro and U.S. Dollar denominated life-contingent payout annuities and traditional and universal life contracts. The following table presents the components of the Company's liabilities for life and annuity benefits.

	December 31,
(dollars in thousands)	2024	2023
Liability for future policyholder benefits	$491,370	$557,763
Deferred profit liability	51,482	52,287
Other	40,421	39,004
Total	$583,273	$649,054

10K - 109

The primary component of the Company's liabilities for life and annuity benefits is the liability for future policyholder benefits. Life and annuity benefit reserves are calculated for aggregated cohorts of contracts, which are determined based on the attributes of the underlying contracts, and are discounted using standard actuarial techniques and cash flow models. Since the development of the life and annuity reinsurance reserves is based upon cash flow projection models, the Company makes estimates and assumptions based on cedent experience and industry mortality tables. The cash flow assumptions used to determine the Company's life and annuity benefit reserves are reviewed, and updated as necessary, at least annually. The discount rate assumptions are updated at each reporting date. There were no changes to the cash flow assumptions used to measure the Company's life and annuity benefit reserves in 2024, 2023 and 2022. The following table presents a rollforward of the present value of the liability for future policyholder benefits.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Liability for future policyholder benefits, beginning of year	$557,763	$554,366	$821,632
Liability for future policyholder benefits at original discount rate, beginning of year	642,877	667,761	745,313
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(4,745)	(5,890)	(3,859)
Adjusted liability for future policyholder benefits, beginning of year	638,132	661,871	741,454
Interest accretion	13,996	14,889	15,625
Benefit payments	(49,200)	(52,588)	(53,232)
Effect of foreign currency rate changes	(26,126)	18,705	(36,086)
Liability for future policyholder benefits at original discount rate, end of year	576,802	642,877	667,761
Cumulative effect of changes in discount rate assumptions	(85,432)	(85,114)	(113,395)
Liability for future policyholder benefits, end of year	$491,370	$557,763	$554,366

Liability for future policyholder benefits, undiscounted, end of year	$737,575	$824,642	$861,264

The following table summarizes additional details for the Company's liability for future policyholder benefits.

	December 31,
	2024	2023
Weighted-average interest rate:
Interest accretion rate	2.3%	2.3%
Current discount rate	4.0%	3.8%
Weighted-average liability duration	8.3 years	8.6 years

10K - 110

14. Senior Long-Term Debt and Other Debt

The following table summarizes the Company's senior long-term debt and other debt.

	December 31,
(dollars in thousands)	2024	2023
3.50% unsecured senior notes, due November 1, 2027, interest payable semi-annually, net of unamortized discount of $592 in 2024 and $876 in 2023	$299,236	$298,869
3.35% unsecured senior notes, due September 17, 2029, interest payable semi-annually, net of unamortized discount of $1,174 in 2024 and $1,421 in 2023	298,590	298,294
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $663 in 2024 and $731 in 2023	129,148	129,076
5.0% unsecured senior notes, due March 30, 2043, interest payable semi-annually, net of unamortized discount of $4,087 in 2024 and $4,311 in 2023	245,687	245,451
5.0% unsecured senior notes, due April 5, 2046, interest payable semi-annually, net of unamortized discount of $5,202 in 2024 and $5,445 in 2023	494,135	493,860
4.30% unsecured senior notes, due November 1, 2047, interest payable semi-annually, net of unamortized discount of $3,364 in 2024 and $3,516 in 2023	296,049	295,870
5.0% unsecured senior notes, due May 20, 2049, interest payable semi-annually, net of unamortized discount of $6,378 in 2024 and $6,639 in 2023	592,538	592,233
4.15% unsecured senior notes, due September 17, 2050, interest payable semi-annually, net of unamortized discount of $4,563 in 2024 and $4,740 in 2023	494,749	494,546
3.45% unsecured senior notes, due May 7, 2052, interest payable semi-annually, net of unamortized discount of $7,626 in 2024 and $7,904 in 2023	591,316	591,000
6.00% unsecured senior notes, due May 16, 2054, interest payable semi-annually, net of unamortized discount of $7,240 in 2024 and $0 in 2023	591,511	—
Other debt, with a weighted average interest rate of 5.4% in 2024 and 5.0% in 2023	297,382	340,597
Senior long-term debt and other debt	$4,330,341	$3,779,796

In May 2024, the Company issued $600 million of 6.0% unsecured senior notes due May 2054. Net proceeds to the Company were $592.6 million, before expenses. The Company intends to use these proceeds for general corporate purposes, which may include the redemption, in whole or in part, of its outstanding Series A preferred shares. See note 19.

In March 2023, the Company retired its $250 million 3.625% unsecured senior notes due March 30, 2023.

The Company's 7.35% unsecured senior notes due August 15, 2034 are not redeemable. The Company's other unsecured senior notes are redeemable by the Company at any time, subject to payment of a make-whole premium to the noteholders. None of the Company's senior long-term debt is subject to any sinking fund requirements.

The Company's other debt is comprised of debt associated with its Markel Ventures subsidiaries. As of December 31, 2024 and 2023, debt at the Company's Markel Ventures subsidiaries was $297.4 million and $339.0 million, respectively, which includes amounts outstanding on their respective credit facilities. The Markel Ventures debt is non-recourse to the holding company and generally is secured by the assets of those subsidiaries.

Various of the Company's Markel Ventures subsidiaries maintain revolving credit facilities or lines of credit, which provide up to $692 million of aggregate capacity for working capital and other general operational purposes. A portion of the capacity on certain of these credit facilities may be used as security for letters of credit and other obligations. At December 31, 2024 and 2023, $150.0 million and $169.5 million, respectively, of borrowings were outstanding under these credit facilities. As of December 31, 2024, all of the Company's subsidiaries were in compliance with all covenants contained in their respective credit facilities.

The estimated fair value of the Company's senior long-term debt and other debt was $3.8 billion and $3.4 billion at December 31, 2024 and 2023, respectively.

10K - 111

The following table summarizes the future principal payments on senior long-term debt and other debt as of December 31, 2024.

(dollars in thousands)	Senior long-term debt	Other debt	Total
Years Ending December 31,
2025	$—	$41,843	$41,843
2026	—	41,902	41,902
2027	300,000	158,376	458,376
2028	—	16,724	16,724
2029	300,000	15,182	315,182
2030 and thereafter	3,479,846	25,905	3,505,751
Total principal payments	4,079,846	299,932	4,379,778
Net unamortized discount	(40,889)	—	(40,889)
Net unamortized debt issuance costs	(5,998)	(2,550)	(8,548)
Total	$4,032,959	$297,382	$4,330,341

Markel Group and certain insurance subsidiaries maintain a corporate revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments and stock repurchases, and for other working capital and general corporate purposes. At the Company's discretion, up to $200 million of the total capacity may be used for letters of credit. The Company may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. The Company pays interest on balances outstanding under the facility and a utilization fee for letters of credit issued under the facility. The Company also pays a commitment fee (0.20% at December 31, 2024) on the unused portion of the facility based on the Company's leverage ratio as calculated under the credit agreement. The credit agreement includes financial covenants that require that the Company not exceed a maximum debt to capitalization (leverage) ratio and maintain a minimum amount of consolidated net worth, as well as other customary covenants and events of default. Markel Group guarantees the obligations under the facility of the insurance subsidiaries that are also parties to the credit agreement. This facility expires in June 2028. The credit agreement for this revolving credit facility amended and restated the credit agreement for the Company's previous $300 million revolving credit facility. At December 31, 2024 and 2023, the Company had no borrowings outstanding under this revolving credit facility. As of December 31, 2024, the Company was in compliance with all covenants contained in its corporate revolving credit facility.

To the extent that Markel Group or any of its subsidiaries are not in compliance with the covenants under their respective credit facilities, access to such credit facilities could be restricted.

The Company paid $197.4 million, $187.8 million and $197.3 million in interest on its senior long-term debt and other debt during the years ended December 31, 2024, 2023 and 2022, respectively.

15. Income Taxes

Income (loss) before income taxes includes the following components, based on country of domicile.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
U.S. operations	$2,428,694	$1,711,849	$(109,311)
Foreign operations	1,209,006	941,857	(42,255)
Income (loss) before income taxes	$3,637,700	$2,653,706	$(151,566)

10K - 112

Income tax expense (benefit) includes the following components, based on the taxing authority to which taxes are paid. The Company's most significant U.K. and Bermuda subsidiaries have elected to be taxed as domestic corporations for U.S. tax purposes. U.S. income taxes have not been recognized on any undistributed earnings of the Company's foreign subsidiaries that are considered indefinitely reinvested, the amount of which is not material to the consolidated financial statements. U.S. income tax includes applicable state income tax expense.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Current:
U.S. income tax	$271,801	$249,149	$222,074
Foreign income tax	123,933	69,669	12,042
Total current tax expense	395,734	318,818	234,116
Deferred:
U.S. income tax	399,169	250,041	(301,423)
Foreign income tax	(4,609)	(16,243)	19,098
Total deferred tax expense (benefit)	394,560	233,798	(282,325)
Income tax expense (benefit)	$790,294	$552,616	$(48,209)

The Company made net income tax payments of $382.5 million, $280.7 million and $251.5 million in 2024, 2023 and 2022, respectively. Income taxes payable were $40.3 million and $29.4 million at December 31, 2024 and 2023, respectively, and were included in other liabilities on the consolidated balance sheets. Income taxes receivable were $13.3 million and $0.3 million at December 31, 2024 and 2023, respectively, and were included in other assets on the consolidated balance sheets.

The following table presents a reconciliation of the Company's income taxes using the U.S. corporate income tax rate to the Company's income tax expense (benefit).

	Years Ended December 31,
(dollars in thousands)	2024		2023		2022
U.S. corporate tax rate	$763,917	21.0%	$557,278	21.0%	$(31,829)	21.0%
Increase (decrease) resulting from:
State income taxes, net of U.S. federal income tax benefit	39,770	1.1	27,007	1.0	3,369	(2.2)
Tax-exempt investment income	(14,830)	(0.4)	(15,328)	(0.6)	(16,063)	10.6
Foreign operations	12,985	0.3	10,854	0.4	5,335	(3.5)
Impairment of goodwill	—	—	—	—	16,800	(11.1)
Markel CATCo Re income not subject to tax	(12,201)	(0.3)	(15,013)	(0.6)	(18,871)	12.5
Other	653	0.0	(12,182)	(0.4)	(6,950)	4.5
Income tax expense (benefit)	$790,294	21.7%	$552,616	20.8%	$(48,209)	31.8%
10K - 113

The following table presents the components of domestic and foreign deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2024	2023
Assets:
Unpaid losses and loss adjustment expenses	$233,583	$216,863
Lease liabilities	172,131	161,350
Unearned premiums	164,485	168,172
Accrued incentive compensation	51,943	52,853
Tax credit carryforwards	45,481	25,396
Net operating loss carryforwards	37,168	43,439
Life and annuity benefits	29,143	39,729
Other differences between financial reporting and tax bases	106,667	93,693
Total gross deferred tax assets	840,601	801,495
Less valuation allowance	(33,292)	(13,916)
Total gross deferred tax assets, net of allowance	807,309	787,579
Liabilities:
Investments	1,566,540	1,196,717
Deferred policy acquisition costs	173,742	176,382
Goodwill and other intangible assets	170,941	175,767
Right-of-use lease assets	162,628	152,939
Property, plant and equipment	160,615	152,149
Other differences between financial reporting and tax bases	113,873	104,024
Total gross deferred tax liabilities	2,348,339	1,957,978
Net deferred tax liability	$1,541,030	$1,170,399

Deferred tax assets and liabilities are recorded on the consolidated balance sheets on a net basis by taxing jurisdiction. As of December 31, 2024 and 2023, the Company's consolidated balance sheets included net deferred tax liabilities of $1.6 billion and $1.2 billion, respectively, in other liabilities and net deferred tax assets of $40.0 million and $23.5 million, respectively, in other assets.

At December 31, 2024, the Company had tax credit carryforwards of $45.5 million, substantially all of which related to foreign tax credits to be used against U.S. income tax. The Company expects to utilize all tax credit carryforwards before expiration. The earliest any of these credits will expire is 2034.

At December 31, 2024, the Company had deferred tax assets of $28.9 million for U.S. state net operating loss carryforwards and $7.7 million for foreign net operating loss carryforwards, which are available to offset future taxable income in certain U.S. state and foreign jurisdictions, respectively. The Company's ability to benefit from the majority of these net operating loss carryforwards is not subject to expiration. As described below, the deferred tax assets related to losses at certain of the Company's subsidiaries and branches are offset by valuation allowances.

At December 31, 2024, the Company had total gross deferred tax assets of $840.6 million. The Company has a valuation allowance of $33.3 million to offset gross deferred tax assets at certain of the Company's international subsidiaries and branches. The Company believes that it is more likely than not that it will realize the remaining $807.3 million of gross deferred tax assets through generating taxable income or the reversal of existing temporary differences attributable to the gross deferred tax liabilities. Additionally, the Company's net deferred tax liability for investments includes deferred tax assets attributed to its unrealized losses on fixed maturity securities. The Company has the ability and intent to execute a tax planning strategy such that it is more likely than not that all of these deferred tax assets will be realized.

At December 31, 2024, the Company did not have any material unrecognized tax benefits. The Company does not anticipate any changes in unrecognized tax benefits during 2025 that would have a material impact on the Company's income tax provision.
10K - 114

The Company is subject to income tax in the U.S. and in foreign jurisdictions. The Internal Revenue Service is currently examining the Company's 2017 U.S. federal income tax return. The Company believes its income tax liabilities are adequate as of December 31, 2024, however, these liabilities could be adjusted as a result of this examination. With few exceptions, including the 2017 U.S. federal income tax return, the Company is no longer subject to income tax examination by tax authorities for years ended before January 1, 2021.

16. Employee Benefit Plans

a) The Company maintains a defined contribution plan for employees of its U.S. insurance operations in accordance with Section 401(k) of the U.S. Internal Revenue Code of 1986. The Company also provides various defined contribution plans for employees of its international insurance operations, which are in line with local market terms and conditions of employment. Employees of the Company's Markel Ventures subsidiaries are provided post-retirement benefits under separate defined contribution plans established by the individual companies. Expenses relating to the Company's defined contribution plans were $72.4 million, $65.4 million and $57.9 million in 2024, 2023 and 2022, respectively.

b) The Terra Nova Pension Plan is a defined benefit plan that covers certain employees in the Company's international insurance operations who meet the eligibility conditions set out in the plan. The plan has been closed to new participants since 2001, and employees have not accrued benefits for future service in the plan since 2012. The projected benefit obligations of the Terra Nova Pension Plan as of December 31, 2024 and 2023 were $105.4 million and $117.3 million, respectively, and the related fair value of plan assets was $168.8 million and $184.6 million, respectively. The corresponding net asset for pension benefits, also referred to as the funded status of the plan, at December 31, 2024 and 2023 was included in other assets on the Company's consolidated balance sheets.

17. Variable Interest Entities

Markel CATCo Investment Management Ltd. (MCIM), a wholly owned consolidated subsidiary of the Company, is an insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda. Results attributable to MCIM are not included in a reportable segment.

MCIM serves as the insurance manager for Markel CATCo Re Ltd. (MCRe), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). Voting shares in Markel CATCo Reinsurance Fund Ltd. and MCRe are held by MCIM, which has the power to direct the activities that most significantly impact the economic performance of these entities. The Markel CATCo Funds issued multiple classes of nonvoting, redeemable preference shares to investors, and the Markel CATCo Funds are primarily invested in nonvoting preference shares of MCRe. The underwriting results of MCRe are attributed to investors through its nonvoting preference shares. Both MCRe and the Markel CATCo Funds were placed into run-off in July 2019.

In 2022, the Company completed a buy-out transaction with MCRe and the Markel CATCo Funds that provided for an accelerated return of all remaining capital to investors in the Markel CATCo Funds. Under the terms of the transaction, the Company provided cash funding of $45.1 million to purchase substantially all of the Markel CATCo Funds' interests in MCRe. As part of the transaction, substantially all of the preference shares held by investors in the Markel CATCo Funds were redeemed, including preference shares previously held by the Company. In order to complete the transaction, the Company also made $101.9 million in additional payments, net of insurance proceeds, to or for the benefit of investors, which were recognized as an expense to the Company and included in services and other expenses in 2022.

The Company has received a return of $24.9 million of the capital it provided, and the related preference shares were redeemed. In November 2024, following the commutation of certain reinsurance contracts, $117.2 million of collateral held by MCRe was released, which allowed for the redemption of the corresponding preferred shares held by Markel CATCo Funds. As of December 31, 2024 and 2023, the Company's investment in the remaining preference shares of MCRe totaled $20.1 million, which comprised 52% and 23%, respectively, of the equity of MCRe. Through that investment, the Company has exposure to adverse loss development on reinsurance contracts previously written by MCRe for loss events that occurred from 2014 to 2020. If loss reserves held by MCRe are sufficient to settle claims on the remaining open contracts, the Company will receive a full return of the remaining $20.1 million in capital. Favorable development on loss reserves held by MCRe, less operating expenses, will be distributed to the Markel CATCo Funds, and ultimately to investors in the Markel CATCo Funds.

MCRe is considered a VIE, as the equity at risk does not have the right to receive residual returns that exceed the capital provided by the Company in the buy-out transaction. As a result of the preference shares acquired by the Company in the buy-
10K - 115

out transaction, and the voting shares held by its consolidated subsidiary, MCIM, the Company consolidates MCRe as its primary beneficiary. Results attributed to the run-off of MCRe are reported with the Company's other insurance operations, within services and other revenues and expenses, and are not included in a reportable segment. For the years ended December 31, 2024, 2023, and 2022, there was $58.1 million, $71.5 million, and $89.9 million respectively, of favorable loss reserve development on the run-off of reinsurance contracts written by MCRe, all of which was included in services and other expenses and attributable to noncontrolling interests. During the years ended December 31, 2024, 2023, and 2022, $117.2 million, $62.6 million, and $22.3 million respectively, of preference shares of MCRe held by noncontrolling interests were redeemed.

The Company's consolidated balance sheets include the following amounts attributable to MCRe.

	December 31,
(dollars in thousands)	2024	2023
Assets
Cash and cash equivalents	$34,497	$91,301
Restricted cash and cash equivalents	28,701	173,800
Other assets and receivables due from cedents	329	19,292
Total Assets	$63,527	$284,393

Liabilities and Equity
Unpaid losses and loss adjustment expenses	$25,005	$184,967
Other liabilities	66	1,842
Total Liabilities	25,071	186,809
Shareholders' equity	21,139	21,139
Noncontrolling interests	17,317	76,445
Total Equity	38,456	97,584
Total Liabilities and Equity	$63,527	$284,393

In connection with the buy-out transaction, the Company also entered into a tail risk cover with MCRe to allow for the release of collateral to investors. Through this contract, the Company has $95.0 million of uncollateralized exposure to adverse development on loss reserves held by MCRe for loss exposures in excess of limits that the Company believes are unlikely to be exceeded.

18. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Fund Management

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate and specialty markets, Nephila also acts as an insurance manager to certain Bermuda licensed reinsurers and as the managing agent to Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). Neither the Nephila Funds nor the Nephila Reinsurers are consolidated by the Company. Nephila receives management fees for its investment and insurance management services based on either the net asset value of the accounts managed or gross premium volume for the underlying risks to which the investors subscribed. Nephila also may earn incentive fees from certain funds based on annual performance. For the years ended December 31, 2024, 2023 and 2022, total fund management revenues attributed to unconsolidated entities managed by Nephila were $94.6 million, $97.6 million and $74.3 million, respectively.

Program Services and ILS Fronting

Through the Company's program services and ILS fronting operations, the Company has programs with the Nephila Reinsurers through which the Company writes insurance policies that are fully ceded to the Nephila Reinsurers in exchange
10K - 116

for fronting fees. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write a portion of its portfolio of U.S. catastrophe-exposed property and specialty risks. A portion of this business is placed by Velocity, a managing general agent in which the Company has a minority interest. Gross premiums written through the Company's program services and ILS operations that were ceded to the Nephila Reinsurers were $1.3 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2024, 2023 and 2022, respectively, for which the Company earned fronting fees totaling $39.4 million, $34.7 million and $37.0 million, respectively.

As of December 31, 2024 and 2023, reinsurance recoverables on the consolidated balance sheets included $968.9 million and $794.3 million, respectively, due from Nephila Reinsurers. Under its programs with Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

Beginning in 2024, in order for the Nephila Reinsurers to obtain reinsurance protection for a portion of their exposures, the Company also fronted ceded reinsurance contracts, primarily in the form of industry loss warranties, for the Nephila Reinsurers. Through this arrangement, the underlying risk of the Nephila Reinsurers was retroceded back to the Company and then fully ceded to third-party reinsurers. In 2024, the Company's gross written premiums from the Nephila Reinsurers under this ILS fronting program were $168.0 million, all of which were ceded to third parties.

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

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Gross written premiums attributable to Hagerty	$922,657	$805,673	$689,670
Premiums ceded to Hagerty Re	$708,147	$616,491	$456,637

As of December 31, 2024 and 2023, reinsurance recoverables on the consolidated balance sheets included $308.8 million and $214.8 million, respectively, due from Hagerty Re.

19. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Years Ended December 31,
(in ones)	2024	2023
Issued and outstanding common shares, beginning of year	13,131,672	13,422,692
Issuance of common shares	28,479	30,740
Repurchase of common shares	(370,034)	(321,760)
Issued and outstanding common shares, end of year	12,790,117	13,131,672

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at December 31, 2024 and 2023. The Company has the option to redeem the preferred shares:

•in whole but not in part, at any time, within 90 days after the occurrence of a "rating agency event," at $1,020 per preferred share, plus accrued and unpaid dividends,
10K - 117

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

For both years ended December 31, 2024 and 2023, the Company declared and paid dividends on preferred shares of $36.0 million, or $60.00 per share.

c) The following table presents net income (loss) per common share and diluted net income (loss) per common share.

	Years Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Net income (loss) to common shareholders	$2,711,022	$1,960,060	$(252,277)
Adjustment of redeemable noncontrolling interests	(111,700)	6,212	(69,896)
Adjusted net income (loss) to common shareholders	$2,599,322	$1,966,272	$(322,173)

Weighted average basic common shares outstanding	13,017	13,347	13,580
Weighted average dilutive potential common shares from restricted stock units and restricted stock (1) (2)	24	31	—
Weighted average diluted common shares outstanding	13,041	13,378	13,580
Basic net income (loss) per common share	$199.69	$147.32	$(23.72)
Diluted net income (loss) per common share (1) (2)	$199.32	$146.98	$(23.72)
(1)    The Company has issued grants and awards of restricted stock units to employees as performance, retention or hiring incentives, as well as awards of restricted stock to non-employee directors, under its equity incentive compensation plan. At December 31, 2024, there were 284,049 shares available for future awards under the Company's equity incentive compensation plan.
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

10K - 118

The following table presents the change in accumulated other comprehensive income (loss) by component, net of noncontrolling interests.

(dollars in thousands)	Net unrealized gains (losses) on available-for-sale investments	Life and annuity discount rate assumption	Foreign currency	Net actuarial pension loss	Accumulated other comprehensive income (loss)
December 31, 2021	$388,554	$(60,291)	$(56,631)	$(49,624)	$222,008
Total other comprehensive income (loss) before income taxes	(1,463,876)	189,714	(9,677)	31,222	(1,252,617)
Income tax (expense) benefit	309,046	(39,840)	401	(6,492)	263,115
Total other comprehensive income (loss)	(1,154,830)	149,874	(9,276)	24,730	(989,502)
December 31, 2022	$(766,276)	$89,583	$(65,907)	$(24,894)	$(767,494)
Total other comprehensive income (loss) before income taxes	390,558	(28,281)	4,650	94	367,021
Income tax (expense) benefit	(83,655)	5,938	—	(20)	(77,737)
Total other comprehensive income (loss)	306,903	(22,343)	4,650	74	289,284
December 31, 2023	$(459,373)	$67,240	$(61,257)	$(24,820)	$(478,210)
Total other comprehensive income (loss) before income taxes	(165,423)	319	(3,883)	(6,600)	(175,587)
Income tax (expense) benefit	35,128	(67)	—	1,654	36,715
Total other comprehensive income (loss)	(130,295)	252	(3,883)	(4,946)	(138,872)
December 31, 2024	$(589,668)	$67,492	$(65,140)	$(29,766)	$(617,082)

21. Commitments and Contingencies

Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

22. Statutory Financial Information

a) The following table summarizes statutory capital and surplus for the Company's insurance subsidiaries.

	December 31,
(dollars in thousands)	2024	2023
United States	$6,764,770	$5,958,801
United Kingdom	$1,001,574	$977,604
Bermuda	$2,414,364	$2,353,058
Germany	$171,581	$166,403

As of December 31, 2024, the Company's actual statutory capital and surplus significantly exceeded the regulatory requirements. As a result, the amount of statutory capital and surplus necessary to satisfy regulatory requirements is not significant in relation to actual statutory capital and surplus.

The following table summarizes statutory net income (loss) for the Company's insurance subsidiaries.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
United States	$500,860	$196,952	$689,341
United Kingdom	$62,084	$116,436	$35,719
Bermuda	$614,056	$484,417	$(144,239)
Germany	$10,075	$5,543	$(2,471)

10K - 119

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

United States

The laws of the domicile states of the Company's U.S. insurance subsidiaries govern the amount of dividends that may be paid to the holding company. Generally, statutes in the domicile states of the Company's U.S. insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. As of December 31, 2024, the Company's U.S. insurance subsidiaries could pay up to $672.9 million to the holding company during the following 12 months under the ordinary dividend regulations.

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

Bermuda

The Company's Bermuda insurance subsidiary, Markel Bermuda Limited (MBL), is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. At December 31, 2024, MBL satisfied both the enhanced capital requirements and the minimum solvency and liquidity requirements.

Under the Bermuda Insurance Act, MBL is prohibited from paying or declaring dividends during a fiscal year if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of the dividend would cause a breach of those requirements. If an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (BMA). Further, MBL is prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus as set forth in its previous year's statutory balance sheet unless at least seven days before payment of those dividends it files with the BMA an affidavit stating that it will continue to meet its solvency margin and minimum liquidity ratio. MBL must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. In addition, as a long-term insurer, MBL may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by MBL's approved actuary, exceeds the liabilities of its long-term business. The amount of the dividend cannot exceed the aggregate of that excess and any other funds legally available for the payment of the dividend. As of December 31, 2024, MBL could pay up to $603.6 million to the holding company during the following 12 months without making any additional filings with the BMA.

10K - 120

Germany

The Company's German insurance subsidiary, Markel Insurance SE, is regulated by the Federal Financial Conduct Authority in Germany and is also subject to capital and solvency requirements under Solvency II.

b) Lloyd's sets the corporate members' required capital annually based on each syndicates' business plans, rating environment, reserving environment and input arising from Lloyd's discussions with, among others, regulatory and rating agencies. Such required capital is referred to as Funds at Lloyd's (FAL) and comprises cash and investments. The amount of cash and investments held as FAL as of December 31, 2024 was $913.7 million. Of this amount, $272.4 million was provided by the holding company and is not available for general use by the Company. The remaining amount, provided by the Company's insurance subsidiaries, is not available for distribution to the holding company. The Company's corporate member may also be required to maintain funds under the control of Lloyd's in excess of its capital requirements and such funds also may not be available for distribution to the holding company.

23. Markel Group Inc. (Parent Company Only) Financial Information

The following parent company only condensed financial information reflects the financial position, results of operations and cash flows of Markel Group Inc.

CONDENSED BALANCE SHEETS

	December 31,
	2024	2023
	(dollars in thousands)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $130,983 in 2024 and $139,766 in 2023)	$123,053	$131,544
Equity securities (cost of $1,084,814 in 2024 and $1,089,332 in 2023)	2,071,110	1,731,839
Short-term investments, available-for-sale (estimated fair value approximates cost)	1,410,830	1,032,118
Total Investments	3,604,993	2,895,501
Cash and cash equivalents	701,289	635,047
Restricted cash and cash equivalents	20,013	15,908
Investments in consolidated subsidiaries	16,699,125	14,928,756
Other assets	450,327	441,977
Total Assets	$21,475,747	$18,917,189
LIABILITIES AND SHAREHOLDERS' EQUITY
Senior long-term debt	$4,032,960	$3,439,197
Income taxes payable	179,381	213,770
Net deferred tax liability	274,661	201,140
Other liabilities	72,847	79,154
Total Liabilities	4,559,849	3,933,261
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,560,633	3,517,146
Retained earnings	13,380,456	11,353,101
Accumulated other comprehensive loss	(617,082)	(478,210)
Total Shareholders' Equity	16,915,898	14,983,928
Total Liabilities and Shareholders' Equity	$21,475,747	$18,917,189

10K - 121

CONDENSED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2024	2023	2022
	(dollars in thousands)
REVENUES
Net investment income	$86,583	$92,080	$34,781
Dividends on common stock of consolidated subsidiaries	575,008	310,000	278,557
Net investment gains (losses):
Net realized investment gains (losses)	16,718	(515)	7,620
Change in fair value of equity securities	342,623	275,048	(397,906)
Net investment gains (losses)	359,341	274,533	(390,286)
Gain on sale of subsidiary	—	—	107,293
Other revenues (losses)	31,132	(28,718)	(29,487)
Total Revenues	1,052,064	647,895	858
EXPENSES
Interest expense	179,626	156,953	172,125
Other expenses	12,061	19,716	111,848
Net foreign exchange losses (gains)	(36,907)	9,038	(13,143)
Total Expenses	154,780	185,707	270,830
Income (Loss) Before Equity in Undistributed Earnings (Losses) of Consolidated Subsidiaries and Income Taxes	897,284	462,188	(269,972)
Equity in undistributed earnings (losses) of consolidated subsidiaries	1,941,339	1,580,347	(72,125)
Income tax (expense) benefit	(91,601)	(46,475)	125,820
Net Income (Loss) to Shareholders	2,747,022	1,996,060	(216,277)
Preferred stock dividends	(36,000)	(36,000)	(36,000)
Net Income (Loss) to Common Shareholders	$2,711,022	$1,960,060	$(252,277)
OTHER COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$109	$1,453	$(24,465)
Consolidated subsidiaries' net holding gains (losses) arising during the period	(148,411)	276,910	(1,175,271)
Reclassification adjustments for net gains (losses) included in net income (loss) to shareholders	365	(92)	1,965
Consolidated subsidiaries' reclassification adjustments for net losses included in net income (loss) to shareholders	17,642	28,632	42,941
Change in net unrealized gains (losses) on available-for-sale investments, net of taxes	(130,295)	306,903	(1,154,830)
Consolidated subsidiaries' change in discount rate for life and annuity benefits, net of taxes	252	(22,343)	149,874
Consolidated subsidiaries' change in foreign currency translation adjustments, net of taxes	(3,883)	4,650	(9,276)
Consolidated subsidiaries' change in net actuarial pension loss, net of taxes	(4,946)	74	24,730
Total Other Comprehensive Income (Loss) to Shareholders	(138,872)	289,284	(989,502)
Comprehensive Income (Loss) to Shareholders	$2,608,150	$2,285,344	$(1,205,779)

10K - 122

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
	(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss) to shareholders	$2,747,022	$1,996,060	$(216,277)
Adjustments to reconcile net income (loss) to shareholders to net cash provided by operating activities	(2,183,635)	(1,664,382)	489,413
Net Cash Provided By Operating Activities	563,387	331,678	273,136
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	14,459	72,834	13,047
Cost of fixed maturity securities purchased	(6,516)	(48,501)	—
Proceeds from sales of equity securities	3,662	24,237	65,379
Cost of equity securities purchased	(310)	(7,731)	(16,660)
Net change in short-term investments	(315,622)	451,846	58,970
Decrease (increase) in notes receivable due from subsidiaries	—	—	75,645
Capital contributions to subsidiaries	(174,002)	(55,575)	(94,585)
Proceeds from sale of subsidiary	—	16,090	165,615
Cost of equity method investments	—	(5,000)	—
Other	2,694	(12,691)	4,779
Net Cash Provided (Used) By Investing Activities	(475,635)	435,509	272,190
FINANCING ACTIVITIES
Repayment of senior long-term debt	—	(250,000)	(350,000)
Additions to senior long-term debt	592,596	—	—
Decrease in notes payable to subsidiaries	—	—	(32,753)
Repurchases of common stock	(572,728)	(445,479)	(290,796)
Dividends paid on preferred stock	(36,000)	(36,000)	(36,000)
Other	(1,273)	—	—
Net Cash Used By Financing Activities	(17,405)	(731,479)	(709,549)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	70,347	35,708	(164,223)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	650,955	615,247	779,470
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF YEAR	$721,302	$650,955	$615,247

SUPPLEMENTAL CASH FLOW INFORMATION
Cash dividends received from subsidiaries	$575,000	$310,000	$245,102
Non-cash capital contributions to subsidiaries	$—	$43,111	$923,980

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

Debt. All of the Company's senior long-term debt was issued and is held by Markel Group. Markel Group also is party to a revolving credit facility. There were no borrowings outstanding under this revolving credit facility at December 31, 2024 and 2023. See note 14 for further details about Markel Group's revolving credit facility and senior long-term debt, including a five-year schedule of debt maturities.
10K - 123

Guarantees. Markel Group has guaranteed intercompany loans to Markel Ventures, Inc. from certain insurance subsidiaries of Markel Group. The outstanding loan balances totaled $788.0 million and $738.0 million as of December 31, 2024 and 2023, respectively, all of which was eliminated in consolidation. Additionally, Markel Group guarantees any obligations under the revolving credit facility of its insurance subsidiaries that are parties to the related credit agreement, however, there were no borrowings outstanding at December 31, 2024 and 2023. Markel Group has also made certain guarantees on other financial obligations, including leases, for other subsidiaries, which, individually and in the aggregate, were not material to Markel Group.

24. Subsequent Event

In January 2025, there was a series of wildfires in southern California. Based on information currently available, the Company estimates its range of underwriting losses, including the impact of reinstatement premiums, from these events to be between $90 million and $130 million, before income taxes. This estimated range of losses was derived based on a review of in-force contracts and an analysis of ceded reinsurance contracts, as well as preliminary industry loss estimates. Due to the inherent uncertainty associated with the nature of these wildfire events and limited claims activity, the Company's underwriting loss estimates are subject to a wide range of variability. The Company will refine its estimate of net losses, which will be recorded in the first quarter of 2025, as more details about these events and actual level of claims emerge.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls), as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). This evaluation was conducted under the supervision and with the participation of our management, including the Principal Executive Officer (PEO) and the Principal Financial Officer (PFO).

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

Under the supervision and with the participation of management, including the PEO and the PFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
10K - 124

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Markel Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Markel Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2025

10K - 125

Item 9B. OTHER INFORMATION

Adoption or Termination of Trading Arrangements by Directors or Officers

On November 21, 2024, Steven A. Markel, Chair of the Board and a Director of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 3,000 of the Company's common shares until December 31, 2025 (or the date on which all shares have been sold).

PART III

Except for the information set forth under "Information About Our Executive Officers" in Part I, the information required by Part III (Items 10, 11 (excluding information required pursuant to Item 402(v) of Regulation S-K), 12, 13 and 14) will be incorporated by reference from the Company's Proxy Statement for its 2025 Annual Meeting of Shareholders pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

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

(b) Exhibits
See Exhibit Index.
10K - 126

EXHIBIT INDEX

Exhibit No.	Document Description

3.1(a)	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 13, 2011)

3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 27, 2020)

3.1(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 16, 2023)

3.2	Bylaws, as amended and restated May 26, 2023 (incorporated by reference from Exhibit 3.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2023)

4.1	Description of Registrant's Securities (incorporated by reference from Exhibit 4.1 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2023)

4.2(a)
Indenture dated as of June 5, 2001 between the Registrant (formerly known as Markel Corporation) and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee (incorporated by reference from Exhibit 4.1 in the Registrant's report on Form 8-K filed with the Commission June 5, 2001)

4.2(b)
Form of Third Supplemental Indenture dated as of August 13, 2004 between the Registrant (formerly known as Markel Corporation) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission August 11, 2004)

4.2(c)
Form of Ninth Supplemental Indenture dated as of March 8, 2013 between the Registrant (formerly known as Markel Corporation) and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission March 7, 2013)

4.2(d)
Form of Tenth Supplemental Indenture dated as of April 5, 2016 between the Registrant (formerly known as Markel Corporation) and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission March 31, 2016)

4.2(e)
Eleventh Supplemental Indenture dated as of November 2, 2017 between the Registrant (formerly known as Markel Corporation) and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.2(f)
Twelfth Supplemental Indenture dated as of November 2, 2017 between the Registrant (formerly known as Markel Corporation) and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission November 2, 2017)

4.2(g)
Thirteenth Supplemental Indenture, dated as of May 20, 2019, between the Registrant (formerly known as Markel Corporation) and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 20, 2019)

4.2(h)
Fourteenth Supplemental Indenture, dated as of September 17, 2019, between the Registrant (formerly known as Markel Corporation) and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission September 17, 2019)

4.2(i)
Fifteenth Supplemental Indenture, dated as of September 17, 2019, between the Registrant (formerly known as Markel Corporation) and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.3 in the Registrant's report on Form 8-K filed with the Commission September 17, 2019)

4.2(j)
Sixteenth Supplemental Indenture, dated as of May 7, 2021, between the Registrant (formerly known as Markel Corporation) and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 7, 2021)

4.2(k)
Seventeenth Supplemental Indenture, dated as of May 16, 2024, between the Registrant and The Bank of New York Mellon (as successor to The Chase Manhattan Bank), as Trustee, including form of the securities as Exhibit A (incorporated by reference from Exhibit 4.2 in the Registrant's report on Form 8-K filed with the Commission May 16, 2024)

10K - 127

The registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of all other instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries.

Exhibit No.	Document Description

10.1
Amended and Restated Credit Agreement, dated as of June 23, 2023, among the Registrant, Markel Bermuda Limited, Markel Global Reinsurance Company, the lenders party from time to time thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission June 23, 2023)

10.2
Form of Amended and Restated Employment Agreement with Anthony F. Markel (incorporated by reference from Exhibit 10.4 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2008)*

10.3(a)
Amended and Restated Employment Agreement with Steven A. Markel (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended September 30, 2015)*

10.3(b)
Amendment dated as of December 31, 2017 to Amended and Restated Employment Agreement with Steven A. Markel (incorporated by reference from Exhibit 10.6 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2017)*

10.4
Form of Amended and Restated Executive Employment Agreement with Brian J. Costanzo, Andrew G. Crowley, Thomas S. Gayner, Richard R. Grinnan, Michael R. Heaton, and Jeremy A. Noble (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2023)*

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

10.8	Markel Group Inc. Executive Bonus Plan, as amended and restated May 14, 2018* **

10.9(a)	2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 8-K filed with the Commission May 19, 2016)*

10.9(b)
Form of Restricted Stock Award Agreement for Outside Directors for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2020)*

10.9(c)
Form of Performance-Based Restricted Unit Award Agreement (adopted 2022) for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.10(f) in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2022)*

10.9(d)
Form of Time-Based Restricted Stock Unit Award Agreement (adopted 2022) for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.10(g) in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2022)*

10.9(e)	Restricted Stock Units Deferral Election Form (incorporated by reference from Exhibit 10.10(h) in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2022)*

10.9(f)
Form of Performance-Based Restricted Stock Unit Award Agreement (adopted 2024) for Executive Officers under the Registrant’s Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.2(a) in the Registrant’s report on Form 10-Q filed with the Commission for the quarter ended March 31, 2024).*

10.9(g)
Form of Long-Term Service Restricted Stock Unit Award Agreement (adopted 2024) for Executive Officers under the Registrant’s Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.2(b) in the Registrant’s report on Form 10-Q filed with the Commission for the quarter ended March 31, 2024).*

10K - 128

10.9(h)	2024 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 in the Registrant’s report on Form 8-K filed with the Commission May 24, 2024).*

10.10	Markel Group Inc. 2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2024)*

19.1	Markel Group Insider Trading Policy**

19.2	Markel Group Insider Trading Policy for Section 16 Persons**

21	Certain Subsidiaries of Markel Group Inc.**

23	Consent of KPMG LLP**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a)**

32.1	Certification furnished Pursuant to 18 U.S.C. Section 1350**

97	Compensation Recovery Policy (incorporated by reference from Exhibit 97 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2023)*

101
The following consolidated financial statements from Markel Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 24, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Indicates management contract or compensatory plan or arrangement
**    Filed with this report

10K - 129

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKEL GROUP INC.

/s/ Thomas S. Gayner	/s/ Brian J. Costanzo
Thomas S. Gayner	Brian J. Costanzo
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
February 24, 2025	February 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven A. Markel	Chairman of the Board	February 24, 2025
Steven A. Markel

/s/ Thomas S. Gayner	Director, Chief Executive Officer	February 24, 2025
Thomas S. Gayner	(Principal Executive Officer)

/s/ Brian J. Costanzo	Chief Financial Officer	February 24, 2025
Brian J. Costanzo	(Principal Financial Officer)

/s/ Meade P. Grandis	Chief Accounting Officer and Controller	February 24, 2025
Meade P. Grandis	(Principal Accounting Officer)

/s/ Mark M. Besca	Director	February 24, 2025
Mark M. Besca

/s/ Lawrence A. Cunningham	Director	February 24, 2025
Lawrence A. Cunningham

/s/ Greta J. Harris	Director	February 24, 2025
Greta J. Harris

/s/ Morgan E. Housel	Director	February 24, 2025
Morgan E. Housel

/s/ Diane Leopold	Director	February 24, 2025
Diane Leopold

/s/ Anthony F. Markel	Director	February 24, 2025
Anthony F. Markel

/s/ Harold L. Morrison, Jr.	Director	February 24, 2025
Harold L. Morrison, Jr.

/s/ Michael O'Reilly	Director	February 24, 2025
Michael O'Reilly

/s/ A. Lynne Puckett	Director	February 24, 2025
A. Lynne Puckett
10K - 130