Form 10-Q
period 2025-03-31
MARKEL GROUP INC.
filed 2025-04-30
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at April 23, 2025: 12,684,687

Markel Group Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $16,716,601 in 2025 and $16,457,723 in 2024)	$16,277,629	$15,745,539
Equity securities (cost of $3,939,643 in 2025 and $3,887,820 in 2024)	11,697,643	11,784,521
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,099,033	2,524,910
Total Investments	30,074,305	30,054,970
Cash and cash equivalents	4,193,675	3,692,667
Restricted cash and cash equivalents	481,267	499,581
Receivables	4,282,558	3,626,799
Reinsurance recoverables	12,617,479	11,604,844
Deferred policy acquisition costs	960,668	875,710
Prepaid reinsurance premiums	3,334,253	2,947,213
Goodwill	2,772,105	2,735,867
Intangible assets	1,635,277	1,459,620
Other assets	4,247,468	4,400,711
Total Assets	$64,599,055	$61,897,982
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$27,888,257	$26,633,094
Life and annuity benefits	587,593	583,273
Unearned premiums	7,691,743	7,063,956
Payables to insurance and reinsurance companies	1,842,984	1,434,901
Senior long-term debt and other debt (estimated fair value of $3,894,000 in 2025 and $3,791,000 in 2024)	4,390,589	4,330,341
Other liabilities	4,453,408	4,383,444
Total Liabilities	46,854,574	44,429,009
Redeemable noncontrolling interests	579,739	540,034
Commitments and contingencies
Shareholders' equity:
Preferred stock	591,891	591,891
Common stock	3,582,932	3,560,633
Retained earnings	13,364,810	13,380,456
Accumulated other comprehensive loss	(391,126)	(617,082)
Total Shareholders' Equity	17,148,507	16,915,898
Noncontrolling interests	16,235	13,041
Total Equity	17,164,742	16,928,939
Total Liabilities and Equity	$64,599,055	$61,897,982

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,089,374	$2,127,627
Net investment income	237,095	218,269
Net investment gains (losses)	(149,071)	902,281
Products revenues	561,124	600,840
Services and other revenues	660,583	617,638
Total Operating Revenues	3,399,105	4,466,655
OPERATING EXPENSES
Losses and loss adjustment expenses	1,254,665	1,287,747
Underwriting, acquisition and insurance expenses	747,438	738,752
Products expenses	499,908	523,247
Services and other expenses	567,628	536,838
Amortization of acquired intangible assets	46,942	44,285
Total Operating Expenses	3,116,581	3,130,869
Operating Income	282,524	1,335,786
Interest expense	(52,140)	(45,548)
Foreign exchange gains (losses)	(72,633)	51,500
Income Before Income Taxes	157,751	1,341,738
Income tax expense	(28,404)	(292,556)
Net Income	129,347	1,049,182
Net income attributable to noncontrolling interests	(7,633)	(23,998)
Net Income to Shareholders	121,714	1,025,184
Preferred stock dividends	—	—
Net Income to Common Shareholders	$121,714	$1,025,184

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized losses on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$216,206	$(128,425)
Reclassification adjustments for net losses in net income	2,171	5,723
Change in net unrealized losses on available-for-sale investments, net of taxes	218,377	(122,702)
Change in discount rate for life and annuity benefits, net of taxes	7,378	6,418
Change in foreign currency translation adjustments, net of taxes	155	(475)
Change in net actuarial pension loss, net of taxes	19	20
Total Other Comprehensive Income (Loss)	225,929	(116,739)
Comprehensive Income	355,276	932,443
Comprehensive income attributable to noncontrolling interests	(7,606)	(24,058)
Comprehensive Income to Shareholders	$347,670	$908,385

NET INCOME PER COMMON SHARE
Basic	$12.11	$75.56
Diluted	$12.08	$75.43

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Three Months Ended March 31, 2025	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2024	$591,891	$3,560,633	$13,380,456	$(617,082)	$16,915,898	$13,041	$16,928,939	$540,034
Net income			121,714	—	121,714	3,192	124,906	4,441
Other comprehensive income (loss)			—	225,956	225,956	—	225,956	(27)
Comprehensive income					347,670	3,192	350,862	4,414
Repurchase of common stock	—	—	(170,270)	—	(170,270)	—	(170,270)	—
Equity awards expensed	—	22,307	—	—	22,307	—	22,307	—
Acquisition of EPI	—	—	—	—	—	—	—	81,201
Adjustment of redeemable noncontrolling interests	—	—	33,341	—	33,341	—	33,341	(33,341)
Other	—	(8)	(431)	—	(439)	2	(437)	(12,569)
March 31, 2025	$591,891	$3,582,932	$13,364,810	$(391,126)	$17,148,507	$16,235	$17,164,742	$579,739

Three Months Ended March 31, 2024	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2023	$591,891	$3,517,146	$11,353,101	$(478,210)	$14,983,928	$72,280	$15,056,208	$469,685
Net income			1,025,184	—	1,025,184	15,524	1,040,708	8,474
Other comprehensive income (loss)			—	(116,799)	(116,799)	—	(116,799)	60
Comprehensive income					908,385	15,524	923,909	8,534
Repurchase of common stock	—	—	(160,882)	—	(160,882)	—	(160,882)	—
Equity awards expensed	—	30,766	—	—	30,766	—	30,766	—
Adjustment of redeemable noncontrolling interests	—	—	(32,602)	—	(32,602)	—	(32,602)	32,602
Other	—	—	124	—	124	—	124	(10,828)
March 31, 2024	$591,891	$3,547,912	$12,184,925	$(595,009)	$15,729,719	$87,804	$15,817,523	$499,993

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(dollars in thousands)
OPERATING ACTIVITIES
Net income	$129,347	$1,049,182
Adjustments to reconcile net income to net cash provided by operating activities	246,845	(418,528)
Net Cash Provided By Operating Activities	376,192	630,654
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	500,466	546,793
Cost of fixed maturity securities purchased	(742,665)	(880,028)
Proceeds from sales of equity securities	31,795	40,101
Cost of equity securities purchased	(88,531)	(126,303)
Net change in short-term investments	447,436	(21,378)
Additions to property and equipment	(40,713)	(71,953)
Acquisitions, net of cash acquired	—	(48,980)
Other	85,017	(2,419)
Net Cash Provided (Used) By Investing Activities	192,805	(564,167)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	263,456	272,449
Repayment of senior long-term debt and other debt	(202,809)	(209,415)
Repurchases of common stock	(170,270)	(160,882)
Other	3,828	(4,887)
Net Cash Used By Financing Activities	(105,795)	(102,735)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	19,492	(19,046)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	482,694	(55,294)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,192,248	4,332,034
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,674,942	$4,276,740

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

a) Basis of Presentation. The consolidated balance sheet as of March 31, 2025 and the related consolidated statements of income and comprehensive income and changes in equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2024 was derived from Markel Group's audited annual consolidated financial statements.

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For a more complete description of the Company's business and accounting policies, readers are urged to review the Company's 2024 Annual Report on Form 10‑K.

b) Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires public companies, on an annual basis, to provide enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires public companies to, among other things, disaggregate income taxes paid by federal, state and foreign taxes. ASU No. 2023-09 becomes effective for the Company's 2025 Annual Report on Form 10-K. The standard will not impact the Company's financial position, results of operations or cash flows. The Company is currently evaluating the impact of ASU No. 2023-09 on its disclosures.

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

The Company's other insurance operations primarily consist of the results of the Company's program services and insurance-linked securities (ILS) operations. Other insurance operations also include results for equity method and other investments managed within the Company's insurance operations and for lines of business discontinued prior to, or in conjunction with, acquisitions. These discontinued lines include development on asbestos and environmental loss reserves and results attributable to the run-off of life and annuity reinsurance business, which are monitored separately from the Company's ongoing underwriting operations. For purposes of segment reporting, none of these other insurance operations are considered to be reportable segments.

The Company's Investing segment includes investing activities related to invested assets within the Company's insurance operations, as well as investing activities at Markel Group. Invested assets managed through the Investing segment include the Company's portfolio of publicly traded fixed maturity and equity securities, as well as cash and short-term investments.

The Markel Ventures segment primarily consists of controlling interests in a diverse portfolio of businesses that operate in various industries. The Company's chief operating decision maker reviews and assesses Markel Ventures' performance in the aggregate, as a single operating segment.

Segment profit for all of the Company's segments is measured by operating income. Segment operating income excludes amortization of intangible assets, which arises from purchase accounting for acquisitions. The chief operating decision maker does not consider amortization of acquired intangible assets in assessing the financial performance of, or allocating resources to, operating segments. Amortization of acquired intangible assets is considered a corporate expense because it is not a cost of operating the underlying businesses. For the Company's Insurance and Reinsurance segments, segment operating income is typically consistent with underwriting profit, which the property and casualty insurance industry commonly defines as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. Segment operating income for these two segments may also include other revenues and expenses that are not captured in underwriting profit.

For management reporting purposes, the Company allocates assets to its underwriting operations and to its Investing and Markel Ventures segments and certain of its other insurance operations, including its program services business and insurance-linked securities business. Underwriting assets include assets attributed to the Company's Insurance and Reinsurance segments, discontinued underwriting lines of business, as well as assets that are not specifically allocated to the Company's other insurance operations. Generally, the Company manages its underwriting assets in the aggregate and therefore does not allocate assets to individual underwriting segments.

a) The following tables summarize the Company's segment disclosures.

	Three Months Ended March 31, 2025
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$1,817,851	$271,549	$—	$—	$(26)	$—	$2,089,374
Net investment income	—	—	235,601	1,494	—	—	237,095
Net investment losses	—	—	(149,071)	—	—	—	(149,071)
Products revenues	—	—	—	561,124	—	—	561,124
Services and other revenues	—	—	(4,610)	566,754	98,439	—	660,583
Total operating revenues	1,817,851	271,549	81,920	1,129,372	98,413	—	3,399,105
Losses and loss adjustment expenses:
Current accident year - attritional	(1,156,956)	(181,753)	—	—	—	—	(1,338,709)
Current accident year - catastrophe	(64,113)	(1,950)	—	—	—	—	(66,063)
Prior accident years	126,452	14,258	—	—	9,397	—	150,107
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(354,507)	(62,502)	—	—	—	—	(417,009)
Other underwriting expenses	(315,511)	(14,569)	—	—	(349)	—	(330,429)
Products expenses	—	—	—	(499,908)	—	—	(499,908)
Services and other expenses	—	—	—	(526,954)	(40,674)	—	(567,628)
Amortization of acquired intangible assets						(46,942)	(46,942)
Operating income	$53,216	$25,033	$81,920	$102,510	$66,787	$(46,942)	$282,524
Interest expense							(52,140)
Net foreign exchange losses							(72,633)
Income before income taxes							$157,751

	Three Months Ended March 31, 2024
(dollars in thousands)	Insurance	Reinsurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$1,874,461	$253,339	$—	$—	$(173)	$—	$2,127,627
Net investment income	—	—	217,204	1,065	—	—	218,269
Net investment gains	—	—	902,281	—	—	—	902,281
Products revenues	—	—	—	600,840	—	—	600,840
Services and other revenues	—	—	20,846	538,701	58,091	—	617,638
Total operating revenues	1,874,461	253,339	1,140,331	1,140,606	57,918	—	4,466,655
Losses and loss adjustment expenses:
Current accident year - attritional	(1,201,555)	(163,215)	—	—	—	—	(1,364,770)
Current accident year - catastrophe	—	—	—	—	—	—	—
Prior accident years	97,181	(3,398)	—	—	(16,760)	—	77,023
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(373,778)	(60,809)	—	—	—	—	(434,587)
Other underwriting expenses	(288,999)	(13,907)	—	—	(1,259)	—	(304,165)
Products expenses	—	—	—	(523,247)	—	—	(523,247)
Services and other expenses	—	—	—	(513,444)	(23,394)	—	(536,838)
Amortization of acquired intangible assets						(44,285)	(44,285)
Operating income	$107,310	$12,010	$1,140,331	$103,915	$16,505	$(44,285)	$1,335,786
Interest expense							(45,548)
Net foreign exchange gains							51,500
Income before income taxes							$1,341,738

b) The following amounts attributable to the Markel Ventures segment are also reviewed, or included in measures reviewed, by the Company's chief operating decision maker.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Depreciation expense	$32,235	$29,730
Capital expenditures	$27,955	$62,509

c) The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	March 31, 2025	December 31, 2024
Segment assets:
Investing	$34,663,214	$34,272,049
Underwriting	11,260,596	10,784,528
Markel Ventures	6,029,326	5,824,229
Total segment assets	51,953,136	50,880,806
Other insurance operations	12,645,919	11,017,176
Total assets	$64,599,055	$61,897,982

3. Acquisitions

Educational Partners International

In September 2024, the Company acquired a 68% ownership interest in Educational Partners International (EPI), a company that sponsors international teachers for placements in schools in the U.S. Total consideration for the Company's investment was $167.7 million, all of which was cash. The Company has the option to acquire the remaining equity interests and the remaining equity holders have the option to sell their interests to the Company in the future. Through January 15, 2025, the Company's investment was accounted for under the equity method, as the Company did not have control over the business due to regulatory approval that was still pending. On January 16, 2025, the Company received regulatory approval, which resulted in the control and consolidation of EPI. The fair value of the investment on the consolidation date was preliminarily allocated to the acquired assets and liabilities of EPI based on estimated fair value at the consolidation date. The Company recognized goodwill of $70.3 million, intangible assets of $177.0 million and redeemable noncontrolling interest of $81.2 million. Goodwill is primarily attributable to expected future earnings and cash flow potential of EPI, and it is expected to be deductible for income tax purposes. The primary intangible asset acquired is an indefinite-lived intangible asset for a designation from the U.S. Department of State that authorizes EPI to sponsor international teachers for placements in schools in the U.S. Results attributable to EPI are included in the Company's Markel Ventures segment.

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

As of June 30, 2024, the purchase price was preliminarily allocated to the acquired assets and liabilities of Valor based on estimated fair value at the acquisition date. In the first quarter of 2025, the Company completed the process of determining the fair value of the assets acquired and liabilities assumed with Valor and recognized goodwill of $73.4 million and intangible assets of $92.5 million. The final purchase price allocation reflected differences from the preliminary purchase price allocation, including a $43.5 million increase in the amount recognized for intangible assets upon completion of a third-party valuation and an increase in the corresponding deferred tax liability. The final purchase price allocation adjustments resulted in a $34.2 million net decrease to goodwill from the preliminary amount recognized. Goodwill is primarily attributable to expected future earnings and cash flow potential of Valor, and a portion of it is not deductible for income tax purposes. Intangible assets include $82.0 million of customer relationships, $6.0 million of trade names and $4.5 million of other intangible assets, which are being amortized over 17 years, 15 years and 5 years, respectively. Results attributable to Valor are included in the Company's Markel Ventures segment.

4. Investments

a) The following tables summarize the Company's available-for-sale investments. Agency mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes.

	March 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,257,869	$39,374	$(33,562)	$5,263,681
U.S. government-sponsored enterprises	1,495,738	11,133	(77,553)	1,429,318
Obligations of states, municipalities and political subdivisions	3,777,894	15,465	(153,987)	3,639,372
Foreign governments, agencies and supranationals	3,067,330	26,273	(160,800)	2,932,803
Agency mortgage-backed securities	2,776,864	13,005	(90,997)	2,698,872
Non-agency mortgage-backed securities	104,737	—	(2,783)	101,954
Corporate and university bonds	236,169	268	(24,808)	211,629
Total fixed maturity securities	16,716,601	105,518	(544,490)	16,277,629
Short-term investments	2,101,050	371	(2,388)	2,099,033
Investments, available-for-sale	$18,817,651	$105,889	$(546,878)	$18,376,662

	December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,147,365	$8,962	$(68,469)	$5,087,858
U.S. government-sponsored enterprises	1,445,171	2,976	(101,911)	1,346,236
Obligations of states, municipalities and political subdivisions	3,813,146	5,866	(199,520)	3,619,492
Foreign governments, agencies and supranationals	2,909,561	4,264	(207,302)	2,706,523
Agency mortgage-backed securities	2,771,589	2,096	(123,872)	2,649,813
Non-agency mortgage-backed securities	122,373	—	(4,343)	118,030
Corporate and university bonds	248,518	76	(31,007)	217,587
Total fixed maturity securities	16,457,723	24,240	(736,424)	15,745,539
Short-term investments	2,530,941	548	(6,579)	2,524,910
Investments, available-for-sale	$18,988,664	$24,788	$(743,003)	$18,270,449

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2025
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$683,847	$(4,986)	$1,277,393	$(28,576)	$1,961,240	$(33,562)
U.S. government-sponsored enterprises	243,333	(3,966)	713,889	(73,587)	957,222	(77,553)
Obligations of states, municipalities and political subdivisions	598,623	(6,410)	2,050,569	(147,577)	2,649,192	(153,987)
Foreign governments, agencies and supranationals	585,664	(11,664)	1,268,147	(149,136)	1,853,811	(160,800)
Agency mortgage-backed securities	162,695	(3,264)	1,631,014	(87,733)	1,793,709	(90,997)
Non-agency mortgage-backed securities	—	—	101,954	(2,783)	101,954	(2,783)
Corporate and university bonds	—	—	202,002	(24,808)	202,002	(24,808)
Total fixed maturity securities	2,274,162	(30,290)	7,244,968	(514,200)	9,519,130	(544,490)
Short-term investments	1,879,046	(2,388)	—	—	1,879,046	(2,388)
Total	$4,153,208	$(32,678)	$7,244,968	$(514,200)	$11,398,176	$(546,878)

At March 31, 2025, the Company held 1,225 available-for-sale securities in an unrealized loss position with a total estimated fair value of $11.4 billion and gross unrealized losses of $546.9 million. Of these 1,225 securities, 932 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $7.2 billion and gross unrealized losses of $514.2 million.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses for any available-for-sale securities as of March 31, 2025 or December 31, 2024. As of March 31, 2025 and December 31, 2024, gross unrealized losses on available-for-sale securities were the result of declines in the fair value of the investments due to increases in interest rates, which are expected to reverse as the securities mature, and foreign currency movements related to available-for-sale securities denominated in a foreign currency.

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

c) The amortized cost and estimated fair value of fixed maturity securities at March 31, 2025 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,584,937	$1,568,859
Due after one year through five years	6,422,711	6,349,767
Due after five years through ten years	4,657,827	4,511,211
Due after ten years	1,169,525	1,046,966
	13,835,000	13,476,803
Mortgage-backed securities	2,881,601	2,800,826
Total fixed maturity securities	$16,716,601	$16,277,629

d) The following table presents the components of net investment income.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Interest:
Fixed maturity securities	$143,345	$119,476
Short-term investments	19,673	32,184
Cash and cash equivalents and restricted cash and cash equivalents	39,774	39,078
Dividends on equity securities	40,195	32,693
	242,987	223,431
Investment expenses	(5,892)	(5,162)
Net investment income	$237,095	$218,269

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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Fixed maturity securities, short-term investments and other investments:
Net realized investment losses	$(1,801)	$(4,488)
Equity securities:
Change in fair value of securities sold during the period	(1,322)	43
Change in fair value of securities held at the end of the period	(145,948)	906,726
Total change in fair value	(147,270)	906,769
Net investment gains (losses)	$(149,071)	$902,281
Change in net unrealized losses on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$273,213	$(148,487)
Short-term investments	4,014	(7,282)
Net increase (decrease)	$277,227	$(155,769)

5. Fair Value Measurements

FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability.

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

Senior long-term debt and other debt. Senior long-term debt and other debt is carried at amortized cost with the estimated fair value disclosed on the consolidated balance sheets. Senior long-term debt and other debt is classified as Level 2 within the fair value hierarchy due to variations in trading volumes and the lack of quoted market prices. The Company determines fair value through a third-party pricing service and generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings and estimated cash flows.

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,263,681	$—	$5,263,681
U.S. government-sponsored enterprises	—	1,429,318	—	1,429,318
Obligations of states, municipalities and political subdivisions	—	3,639,372	—	3,639,372
Foreign governments, agencies and supranationals	—	2,932,803	—	2,932,803
Agency mortgage-backed securities	—	2,698,872	—	2,698,872
Non-agency mortgage-backed securities	—	101,954	—	101,954
Corporate and university bonds	—	211,629	—	211,629
Total fixed maturity securities, available-for-sale	—	16,277,629	—	16,277,629
Equity securities:
Insurance, banks and other financial institutions	5,116,230	—	—	5,116,230
Industrial, consumer and all other	6,581,413	—	—	6,581,413
Total equity securities	11,697,643	—	—	11,697,643
Short-term investments, available-for-sale	1,949,450	149,583	—	2,099,033
Total investments	$13,647,093	$16,427,212	$—	$30,074,305

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,087,858	$—	$5,087,858
U.S. government-sponsored enterprises	—	1,346,236	—	1,346,236
Obligations of states, municipalities and political subdivisions	—	3,619,492	—	3,619,492
Foreign governments, agencies and supranationals	—	2,706,523	—	2,706,523
Agency mortgage-backed securities	—	2,649,813	—	2,649,813
Non-agency mortgage-backed securities	—	118,030	—	118,030
Corporate and university bonds	—	217,587	—	217,587
Total fixed maturity securities, available-for-sale	—	15,745,539	—	15,745,539
Equity securities:
Insurance, banks and other financial institutions	4,968,736	—	1,384	4,970,120
Industrial, consumer and all other	6,814,401	—	—	6,814,401
Total equity securities	11,783,137	—	1,384	11,784,521
Short-term investments, available-for-sale	2,363,736	161,174	—	2,524,910
Total investments	$14,146,873	$15,906,713	$1,384	$30,054,970

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2025 and 2024.

6. Products, Services and Other Revenues

The following tables present revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues, along with a reconciliation to total products revenues and services and other revenues.

	Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$554,117	$—	$554,117	$594,592	$—	$594,592
Services	508,335	2,415	510,750	498,290	2,133	500,423
Management fees	—	25,868	25,868	—	19,936	19,936
Total revenues from contracts with customers	1,062,452	28,283	1,090,735	1,092,882	22,069	1,114,951
Leasing revenues	53,648	—	53,648	40,753	—	40,753
Fronting fees	—	39,654	39,654	—	36,030	36,030
Equity method and other investments income	10,551	25,849	36,400	5,179	20,846	26,025
Other	1,227	43	1,270	727	(8)	719
Total products, services and other revenues	$1,127,878	$93,829	$1,221,707	$1,139,541	$78,937	$1,218,478

Receivables from contracts with customers were $602.2 million and $593.8 million as of March 31, 2025 and December 31, 2024, respectively.

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Gross reserves for losses and loss adjustment expenses, beginning of year	$26,633,094	$23,483,321
Reinsurance recoverables on unpaid losses, beginning of year	11,120,367	8,820,567
Net reserves for losses and loss adjustment expenses, beginning of year	15,512,727	14,662,754
Effect of foreign currency rate changes on beginning of year balance	56,701	(33,620)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	15,569,428	14,629,134
Incurred losses and loss adjustment expenses:
Current accident year	1,404,772	1,364,770
Prior accident years	(150,107)	(77,023)
Total incurred losses and loss adjustment expenses	1,254,665	1,287,747
Payments:
Current accident year	50,284	75,509
Prior accident years	901,098	819,185
Total payments	951,382	894,694
Effect of foreign currency rate changes on current year activity	54	(1,018)
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re	(121)	(16,338)
Net reserves for losses and loss adjustment expenses, end of period	15,872,644	15,004,831
Reinsurance recoverables on unpaid losses	12,015,613	9,140,124
Gross reserves for losses and loss adjustment expenses, end of period	$27,888,257	$24,144,955

For the three months ended March 31, 2025, current accident year losses and loss adjustment expenses included $66.1 million of net losses and loss adjustment expenses attributed to the series of wildfires that occurred in southern California in January 2025 (California Wildfires). The net losses and loss adjustment expenses attributed to the California Wildfires as of March 31, 2025 represent the Company's best estimate based upon information currently available. This loss estimate was based on claims received, policy level reviews and an analysis of ceded reinsurance contracts. The Company's estimate is based on various assumptions about coverage and liability and is therefore subject to change. While the Company believes its net reserves for the California Wildfires as of March 31, 2025 are adequate, it continues to closely monitor reported claims and may adjust the estimate of ultimate net losses as new information becomes available.

For the three months ended March 31, 2025, prior accident years losses and loss adjustment expenses included $150.1 million of favorable development on prior years loss reserves, which included $109.2 million of favorable development on the Company's professional liability and general liability product lines across both its underwriting segments.

For the three months ended March 31, 2024, prior accident years losses and loss adjustment expenses included $77.0 million of favorable development on prior years loss reserves, which included $64.8 million of favorable development on the Company's international professional liability and marine and energy product lines within its Insurance segment.

8. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned.

	Three Months Ended March 31,
	2025				2024
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,135,972	$729,042	$(554,725)	$2,310,289	$2,107,467	$668,699	$(543,956)	$2,232,210
Earned	$2,195,483	$438,045	$(544,156)	$2,089,372	$2,198,238	$392,942	$(463,380)	$2,127,800
Fronting:
Written	773,685	579,531	(1,353,214)	2	744,958	419,275	(1,164,406)	(173)
Earned	739,245	244,306	(983,549)	2	703,682	123,271	(827,126)	(173)
Consolidated:
Written	$2,909,657	$1,308,573	$(1,907,939)	$2,310,291	$2,852,425	$1,087,974	$(1,708,362)	$2,232,037
Earned	$2,934,728	$682,351	$(1,527,705)	$2,089,374	$2,901,920	$516,213	$(1,290,506)	$2,127,627

Substantially all of the premiums written and earned in the Company's program services and insurance-linked securities fronting operations for the three months ended March 31, 2025 and 2024 were ceded. The percentage of consolidated ceded earned premiums to gross earned premiums was 42% and 38% for the three months ended March 31, 2025 and 2024, respectively. The percentage of consolidated assumed earned premiums to net earned premiums was 33% and 24% for the three months ended March 31, 2025 and 2024, respectively.

Substantially all of the incurred losses and loss adjustment expenses in the Company's program services and insurance-linked securities fronting operations were ceded. These gross losses totaled $957.5 million and $603.7 million for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Gross losses and loss adjustment expenses	$1,673,509	$1,693,847
Ceded losses and loss adjustment expenses	(418,927)	(406,167)
Net losses and loss adjustment expenses	$1,254,582	$1,287,680

9. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Fund Management

Within the Company's insurance-linked securities operations, the Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate and specialty insurance markets, Nephila also acts as an insurance manager to certain Bermuda licensed reinsurers and as the managing agent to Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). Neither the Nephila Funds nor the Nephila Reinsurers are consolidated by the Company. Nephila receives management fees for investment and insurance management services based on either the net asset value of the accounts managed or gross premium volume for the underlying risks to which the investors subscribed. Nephila also may earn incentive fees from certain funds based on annual performance. For the three months ended March 31, 2025 and 2024, total fund management revenues attributed to unconsolidated entities managed by Nephila were $25.5 million and $19.2 million, respectively.

Program Services and ILS Fronting

Through the Company's program services and ILS fronting operations, the Company has programs with the Nephila Reinsurers through which the Company writes insurance policies that are fully ceded to the Nephila Reinsurers in exchange for fronting fees. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write a portion of its portfolio of U.S. catastrophe-exposed property and specialty risks. Gross premiums written through the Company's program services and ILS operations that were ceded to the Nephila Reinsurers were $389.3 million and $353.1 million for the three months ended March 31, 2025 and 2024, respectively, for which the Company earned fronting fees totaling $4.2 million and $4.5 million, respectively.

As of March 31, 2025 and December 31, 2024, reinsurance recoverables on the consolidated balance sheets included $1.1 billion and $968.9 million, respectively, due from the Nephila Reinsurers. Under its programs with the Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

Beginning in the second quarter of 2024, in order for the Nephila Reinsurers to obtain reinsurance protection for a portion of their exposures, the Company also fronted ceded reinsurance contracts, primarily in the form of industry loss warranties, for the Nephila Reinsurers. Through this arrangement, the underlying risk of the Nephila Reinsurers was retroceded back to the Company and then fully ceded to third-party reinsurers. For the three months ended March 31, 2025, the Company's gross written premiums from the Nephila Reinsurers under this ILS fronting program were $13.7 million, all of which were ceded to third parties.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

Hagerty

The Company holds a minority ownership interest in Hagerty, Inc. (Hagerty), which operates primarily as a managing general agent focused on the global automobile enthusiast market and also includes Hagerty Reinsurance Limited (Hagerty Re), a Bermuda Class 3 reinsurance company. Through the Company's underwriting operations, the Company underwrites insurance for Hagerty, a portion of which is ceded to Hagerty Re. The amounts attributed to these arrangements are summarized in the following table.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Gross written premiums attributable to Hagerty	$219,927	$198,282
Premiums ceded to Hagerty Re	$169,685	$152,685

As of March 31, 2025 and December 31, 2024, reinsurance recoverables on the consolidated balance sheets included $312.2 million and $308.8 million, respectively, due from Hagerty Re.

10. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Three Months Ended March 31,
(shares in ones)	2025	2024
Issued and outstanding common shares, beginning of period	12,790,117	13,131,672
Issuance of common shares	2,258	1,384
Repurchase of common shares	(89,735)	(109,545)
Issued and outstanding common shares, end of period	12,702,640	13,023,511

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at March 31, 2025 and December 31, 2024.

c) Net income per common share was determined by dividing adjusted net income to common shareholders by the applicable weighted average common shares outstanding. Weighted average basic common shares outstanding include restricted stock units that are no longer subject to any contingencies for issuance, but for which corresponding shares have not been issued. Diluted net income per common share is computed by dividing adjusted net income to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. The following table presents basic net income per common share and diluted net income per common share.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net income to common shareholders	$121,714	$1,025,184
Adjustment of redeemable noncontrolling interests	33,341	(32,602)
Adjusted net income to common shareholders	$155,055	$992,582

Weighted average basic common shares outstanding	12,804	13,137
Weighted average dilutive potential common shares from restricted stock units and restricted stock	33	22
Weighted diluted common shares outstanding	12,837	13,159
Basic net income per common share	$12.11	$75.56
Diluted net income per common share	$12.08	$75.43

11. Contingencies

Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included under Item 1 Financial Statements and our 2024 Annual Report on Form 10-K. The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of our holding company, Markel Group Inc. (Markel Group), and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation. This section is divided into the following sections:

•Our Business
•Results of Operations
•Financial Condition
•Critical Accounting Estimates
•Safe Harbor and Cautionary Statement

Our Business

Markel Group is a holding company comprised of a diverse family of businesses and investments. The leadership teams of our businesses operate with a high degree of independence, while at the same time living the values that we call the Markel Style. Our specialty insurance business sits at the core of our company. Through decades of sound underwriting, our specialty insurance business has provided the capital base from which we built a system of businesses and investments that collectively increase Markel Group's durability and adaptability. We aspire to build one of the world's great companies by creating win-win-win outcomes for our customers, associates and shareholders. We deploy three financial engines in pursuit of this goal.

Insurance - markets and underwrites specialty insurance products using our underwriting, program services and insurance-linked securities platforms that enable us to best match risk and capital

Investments - invests capital held within our underwriting operations, as well as capital allocated by Markel Group, in fixed maturity and equity securities

Markel Ventures - owns controlling interests in a diverse portfolio of businesses that operate in a variety of industries

Our businesses provide a diverse set of income streams, access to a wide range of investment opportunities and the ability to efficiently move capital to the best ideas across our family of businesses. We allocate capital using a process that we have consistently followed for years. We first look to invest in our existing businesses for organic growth opportunities. After funding internal growth opportunities, we look to acquire controlling interests in businesses, build our portfolio of equity securities or repurchase shares of our common stock. We believe our system is uniquely equipped for long-term growth.

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

Insurance

Our insurance operations are comprised of the following types of businesses:

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

We hold significant capital within our insurance operations to support the capital requirements of our underwriting subsidiaries, which is available for investment and generates both recurring streams of net investment income and investment returns. The invested assets held by our insurance subsidiaries are managed by, and reported through, our Investments engine, separate from our insurance operations.

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

Based on the diverse nature of our insurance operations, we believe that it is meaningful to view our insurance operations in the aggregate, beyond the traditional earned premiums and combined ratio view of just our underwriting operations. We believe total operating revenues and operating income from our insurance operations provide a meaningful view of the total performance of our diversified insurance operations.

Underwriting

We monitor and assess the performance of our ongoing underwriting operations on a global basis in the following two segments: Insurance and Reinsurance. In determining how to allocate resources and assess the performance of our underwriting results, management considers many factors, including the nature of the insurance product sold, the type of account written and the type of customer served. The Insurance segment includes all direct business and facultative reinsurance placements written on a risk-bearing basis within our underwriting operations. The Reinsurance segment includes all treaty reinsurance written on a risk-bearing basis within our underwriting operations.

Our Insurance segment includes unique and hard-to-place risks written on a global basis. In the U.S., this includes business written on an excess and surplus lines basis and an admitted basis. The following products are included in this segment: general liability, professional liability, personal lines, marine and energy, primary and excess of loss property, workers' compensation, credit and surety coverages, specialty program insurance for well-defined markets and liability and other coverages tailored for unique exposures. Business in this segment is primarily written through our Markel Specialty and Markel International divisions. In April 2025, the Markel Specialty division was split into two divisions: U.S. Wholesale and Specialty division and Programs and Solutions division.

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

Program Services

Our program services business, which is provided through our State National division, generates fee revenues in the form of ceding fees in exchange for fronting insurance and reinsurance business for other insurance carriers (capacity providers). Our State National division is managed separately from our underwriting divisions. The results of our program services operations are reported within our other insurance operations and are not included in a reportable segment.

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

Insurance-Linked Securities

Nephila Holdings Ltd. (together with its subsidiaries, Nephila) provides investment and insurance management services to investors through which we offer alternative capital to the insurance and reinsurance markets while providing the investors with investment strategies that typically are uncorrelated with traditional asset classes. Our insurance-linked securities operations, which are provided through our Nephila division, generate fee revenues in the form of management fees for investment management services and ceding fees for business fronted by our licensed insurance subsidiaries to support the investors' underlying portfolio of risks. These operations are reported within our other insurance operations and are not included in a reportable segment.

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

See note 9 of the notes to consolidated financial statements for further details regarding transactions with entities managed through our Nephila operations.

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

Capital held by our insurance subsidiaries beyond that which we anticipate will be needed to cover claims payments and operating expenses, as well as capital allocated for investment purposes by Markel Group, is available to be invested in equity securities. When purchasing equity securities, we seek to invest in profitable companies with high returns on capital and low debt, with honest and talented management and significant reinvestment opportunities and capital discipline, all while paying reasonable prices for those securities. We intend to hold these equity investments over the long term. Over the long run, equity securities have produced higher returns relative to fixed maturity securities and short-term investments. Our investments in equity securities are predominantly held within our regulated insurance subsidiaries to support capital requirements. We allocate a higher percentage of capital within our regulated insurance subsidiaries to equity securities than most other insurance companies.

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

In June 2024, we acquired a majority interest in Valor Environmental (Valor), an environmental services company providing erosion control and related services to commercial development sites and homebuilders throughout the U.S. In September 2024, we acquired a majority ownership interest in Educational Partners International (EPI), a company that sponsors international teachers for placements in schools in the U.S. Through January 15, 2025, our investment in EPI was accounted for under the equity method, as we did not have control over the business due to regulatory approval that was still pending. On January 16, 2025, we received regulatory approval, which resulted in control and consolidation of EPI. See note 3 of the notes to consolidated financial statements for additional details related to these acquisitions.

Results of Operations

The following table presents the components of operating revenues.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Insurance segment	$1,817,851	$1,874,461
Reinsurance segment	271,549	253,339
Other insurance operations	98,413	57,918
Insurance operations	2,187,813	2,185,718
Net investment income	235,601	217,204
Net investment gains (losses)	(149,071)	902,281
Other	(4,610)	20,846
Investing segment	81,920	1,140,331
Markel Ventures segment	1,129,372	1,140,606
Total operating revenues	$3,399,105	$4,466,655

The following table presents the components of operating income and comprehensive income to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Operating income:
Insurance segment	$53,216	$107,310
Reinsurance segment	25,033	12,010
Other insurance operations	66,787	16,505
Insurance operations	145,036	135,825
Investing segment	81,920	1,140,331
Markel Ventures segment	102,510	103,915
Amortization of acquired intangible assets	(46,942)	(44,285)
Operating income	282,524	1,335,786
Interest expense	(52,140)	(45,548)
Net foreign exchange gains (losses)	(72,633)	51,500
Income tax expense	(28,404)	(292,556)
Net income attributable to noncontrolling interests	(7,633)	(23,998)
Net income to shareholders	121,714	1,025,184
Net income to common shareholders	121,714	1,025,184
Other comprehensive income (loss) to shareholders	225,956	(116,799)
Comprehensive income to shareholders	$347,670	$908,385

The decrease in operating income and comprehensive income to shareholders for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to pre-tax net investment losses of $147.3 million on our equity securities during the quarter compared to pre-tax net investment gains on our equity securities of $906.8 million in the same period of 2024.

The components of comprehensive income to shareholders are discussed in further detail under "Insurance Results," "Investing Results," "Markel Ventures Results," "Other" and "Other Comprehensive Income (Loss) to Shareholders."

Insurance Results

Our Insurance operations include our underwriting, program services and ILS operations. We have a suite of capabilities through which we can access capital to support our customers' risks, which includes our own capital through our underwriting operations and third-party capital through our program services and ILS operations. Our underwriting operations, which are primarily comprised of our Insurance and Reinsurance segments, produce revenues primarily by underwriting insurance contracts and earning premiums in the specialty insurance market. Our program services and ILS operations, which are the primary components of our other insurance operations, produce revenues primarily through fees earned for fronting services and investment management services. Our other insurance operations also include the underwriting results of run-off lines of business that were discontinued prior to, or in conjunction with, insurance acquisitions, and the results of our run-off life and annuity reinsurance business.

The following table presents the components of our insurance operations gross premium volume, operating revenues and operating income.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% Change
Gross premium volume:
Underwriting	$2,865,014	$2,776,166	3%
Program services and ILS (1)	1,353,216	1,164,233	16%
Insurance operations	$4,218,230	$3,940,399	7%

Operating revenues:
Insurance segment	$1,817,851	$1,874,461	(3)%
Reinsurance segment	271,549	253,339	7%
Other insurance operations	98,413	57,918	70%
Insurance operations	$2,187,813	$2,185,718	0%

Operating income:
Insurance segment	$53,216	$107,310	(50)%
Reinsurance segment	25,033	12,010	108%
Other insurance operations	66,787	16,505	305%
Insurance operations	$145,036	$135,825	7%
(1)    Substantially all gross premiums from our fronting operations were ceded to third parties for the three months ended March 31, 2025 and 2024.

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

When analyzing our combined ratio, we exclude current accident year losses and loss adjustment expenses attributed to natural catastrophes and certain other significant, infrequent loss events. Gross and ceded losses for certain events may also result in receipt or payment of reinstatement premiums, which, if significant, may also be excluded when analyzing our combined ratio. Due to the unique characteristics of these events, there is inherent variability as to the timing or amount of the loss, which cannot be predicted in advance. We believe measures that exclude the effects of such events are meaningful to understand the underlying trends and variability in our underwriting results that may be obscured by these items.

When analyzing our loss ratio, we typically evaluate losses and loss adjustment expenses attributable to the current accident year separate from losses and loss adjustment expenses attributable to prior accident years. Prior accident year reserve development, which can either be favorable or unfavorable, represents changes in our estimates of losses and loss adjustment expenses related to loss events that occurred in prior years. We believe a discussion of current accident year loss ratios that exclude prior accident year reserve development is helpful in most cases since it provides more insight into estimates of current underwriting performance and excludes changes in estimates related to prior year loss reserves. We also analyze our current accident year loss ratio excluding losses and loss adjustment expenses attributable to catastrophes. The current accident year loss ratio excluding the impact of catastrophes and other significant, infrequent loss events is also commonly referred to as an attritional loss ratio within the property and casualty insurance industry.

The following table presents summary data for our consolidated underwriting operations, which are comprised predominantly of our Insurance and Reinsurance segments. Our consolidated underwriting results also include results from discontinued lines of business and the retained portion of our fronting operations.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% Change
Gross premium volume	$2,865,016	$2,775,993	3%
Net written premiums	$2,310,291	$2,232,037	4%
Earned premiums	$2,089,374	$2,127,627	(2)%
Underwriting profit	$87,271	$101,128	(14)%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	67.2%	64.1%	3.1
Prior accident years loss ratio	(7.2)%	(3.6)%	(3.6)
Loss ratio	60.0%	60.5%	(0.5)
Expense ratio	35.8%	34.7%	1.1
Combined ratio	95.8%	95.2%	0.6

Current accident year loss ratio catastrophe impact (2)	3.2%	—%	3.2

Current accident year loss ratio, excluding catastrophes impact	64.1%	64.1%	0.0
Combined ratio, excluding current year catastrophes impact (3)	92.7%	95.2%	(2.5)
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.
(3)    The point impact of catastrophes for the quarter ended March 31, 2025 does not include the impact of $14.6 million of ceded reinstatement premiums attributed to catastrophes, which had a 0.7 point unfavorable impact on the consolidated combined ratio. Excluding the total underwriting loss attributed to catastrophes, the consolidated combined ratio for the three months ended March 31, 2025 was 92.0%.

Premiums

The increase in gross premium volume in our underwriting operations for the three months ended March 31, 2025 was driven by higher premium volume across both of our underwriting segments. Net retention of gross premium volume in our underwriting operations was 81% for the three months ended March 31, 2025 compared to 80% for the same period of 2024. The increase in net retention was driven by higher retention within our Reinsurance segment. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs. The decrease in earned premiums in our underwriting operations for the three months ended March 31, 2025 was primarily attributable to lower gross premium volume within our Insurance segment in recent periods.

In the first quarter of 2025, we achieved modest rate increases across our diversified product portfolio. We examine each of our product classes regularly by evaluating pricing and exposure, underwriting terms and conditions, deal structure, including limits and attachment points, and our expectations around loss cost trends, among other things. We target premium growth only in product lines where we are confident in the levels of rate adequacy.

Product lines achieving the most notable rate increases include our U.S. general liability product lines, as well as certain personal lines and programs. We continue to be cautious in selecting which risks to pursue and how much limit to deploy within certain subclasses of our U.S. general liability portfolio as we rebalance our portfolio, however the rate increases have generally been in line with, or better than, our assumptions on loss cost trends. As a result of the rate increases being achieved in our personal lines and programs product lines, we are increasing our premium writings in these lines. Product lines with notable rate decreases include our workers' compensation, energy and cyber portfolios. Additionally, we are seeing small rate decreases on our property product lines as increased capacity is putting pressure on the rate environment.

Within our U.S. professional liability product lines, we saw modest rate increases on certain subclasses and continued rate decreases within our risk-managed directors and officers product line. In our international professional liability portfolio, we are generally seeing modest rate decreases; however, we believe these pockets of the portfolio are adequately priced overall. We are opportunistically growing premiums in our professional liability lines within those subclasses where we believe the current rates are adequate.

Combined Ratio

Excluding losses attributed to natural catastrophes, the decrease in our consolidated combined ratio for the three months ended March 31, 2025 was primarily attributable to more favorable development on prior accident years loss reserves in 2025 compared to 2024 across both of our underwriting segments.

Natural Catastrophes

Underwriting results for the three months ended March 31, 2025 included $80.6 million, or four points on the consolidated combined ratio, of underwriting losses, including the impact of reinstatement premiums, attributable to the series of wildfires that occurred in southern California in January 2025 (California Wildfires). Net losses and loss adjustment expenses attributable to the California Wildfires were $66.1 million, or three points on the consolidated combined ratio.

The net losses and loss adjustment expenses attributed to the California Wildfires as of March 31, 2025 represent our best estimate based upon information currently available. Our estimate for these losses is based on claims received, policy level reviews and analysis of ceded reinsurance contracts. This estimate is based on various assumptions about coverage and liability and is therefore subject to change. While we believe our net reserves for the California Wildfires as of March 31, 2025 are adequate, we continue to closely monitor reported claims and may adjust our estimate of ultimate net losses as new information becomes available.

Intellectual Property Collateral Protection Insurance

We have continued to recognize losses on our discontinued intellectual property collateral protection insurance (IP CPI) product line into 2025, in amounts consistent with our expectations. For the three months ended March 31, 2025, net losses and loss adjustment expenses on our IP CPI product line totaled $16.2 million, or one point on both our consolidated and Insurance segment combined ratios. Net losses and loss adjustment expenses on our IP CPI product line for the three months ended March 31, 2024 were $40.4 million, or two points on both our consolidated and Insurance segment combined ratios. We continue to believe the amount of losses on this product line in 2025 is likely to be less than what we recognized in 2024.

Insurance Segment

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% Change
Gross premium volume	$2,284,030	$2,208,587	3%
Net written premiums	$1,789,441	$1,754,729	2%
Earned premiums	$1,817,851	$1,874,461	(3)%
Underwriting profit	$53,216	$107,310	(50)%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	67.2%	64.1%	3.1
Prior accident years loss ratio	(7.0)%	(5.2)%	(1.8)
Loss ratio	60.2%	58.9%	1.3
Expense ratio	36.9%	35.4%	1.5
Combined ratio	97.1%	94.3%	2.8

Current accident year loss ratio catastrophe impact (2)	3.5%	—%	3.5

Current accident year loss ratio, excluding catastrophes impact	63.6%	64.1%	(0.5)
Combined ratio, excluding current year catastrophes impact (3)	93.5%	94.3%	(0.8)
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.
(3)    The point impact of catastrophes for the quarter ended March 31, 2025 does not include the impact of $14.6 million of ceded reinstatement premiums attributed to catastrophes, which had a 0.8 point unfavorable impact on the Insurance segment's combined ratio. Excluding the total underwriting loss attributed to catastrophes, the Insurance segment's combined ratio for the three months ended March 31, 2025 was 92.8%.

Premiums

The increase in gross premium volume in our Insurance segment for the three months ended March 31, 2025 was driven by new business growth and more favorable rates within our personal lines and programs product lines, as well as our international professional liability and general liability product lines, partially offset by lower premium volume within select lines of our U.S. professional liability product lines. Net retention of gross premium volume was 78% for the three months ended March 31, 2025 compared to 79% for the same period of 2024. The decrease in net retention was driven by higher cessions on our marine and energy product lines in 2025 compared to 2024 and the impact of ceded reinstatement premiums related to the California Wildfires in 2025. The decrease in earned premiums for the three months ended March 31, 2025 was primarily due to lower gross premium volume within our U.S. professional liability product lines in recent periods.

Combined Ratio

The Insurance segment's underwriting results for the three months ended March 31, 2025 included $78.7 million, or four points on the Insurance segment's combined ratio, of underwriting losses attributed to the California Wildfires, including $64.1 million of net losses and loss adjustment expenses.

The Insurance segment's combined ratio for the three months ended March 31, 2025 included $126.5 million of favorable development on prior accident years loss reserves compared to $97.2 million for the same period of 2024. The increase in favorable development was primarily attributable to favorable development in our U.S. professional liability product lines in 2025 compared adverse development in 2024. For the three months ended March 31, 2025, favorable development was most significant on our professional liability and general liability product lines on recent accident years. These accident years have developed consistently with our actuaries' expectations, and therefore, we have decreased the level of caution in our loss reserves. The favorable development on prior years loss reserves in 2024 was most significant on our international professional liability and marine and energy product lines, as well as on our general liability product lines.

The increase in the Insurance segment's expense ratio for the three months ended March 31, 2025 compared to the same period of 2024 was primarily attributable to higher personnel costs and professional fees and the unfavorable impact of lower earned premiums.

Reinsurance Segment

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% Change
Gross premium volume	$581,038	$553,245	5%
Net written premiums	$520,850	$477,481	9%
Earned premiums	$271,549	$253,339	7%
Underwriting profit	$25,033	$12,010	108%

Underwriting Ratios (1)			Point Change
Loss ratio
Current accident year loss ratio	67.7%	64.4%	3.3
Prior accident years loss ratio	(5.3)%	1.3%	(6.6)
Loss ratio	62.4%	65.8%	(3.4)
Expense ratio	28.4%	29.5%	(1.1)
Combined ratio	90.8%	95.3%	(4.5)

Current accident year loss ratio catastrophe impact (2)	0.7%	—%	0.7

Current accident year loss ratio, excluding catastrophe impact	66.9%	64.4%	2.5
Combined ratio, excluding current year catastrophe impact	90.1%	95.3%	(5.2)
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The increase in gross premium volume in our Reinsurance segment for the three months ended March 31, 2025 was driven by increases on renewals, new business and favorable timing differences within our workers' compensation product lines, as well as new business within our professional liability product lines, most notably within cyber liability. These increases were partially offset by unfavorable timing differences and decreases on renewals within our marine and energy product lines and unfavorable timing differences within our credit and surety product lines. Significant variability in gross premium volume can be expected in our Reinsurance segment due to individually significant contracts and multi-year contracts.

Net retention of gross premium volume for the three months ended March 31, 2025 was 90% compared to 86% for the same period of 2024. The increase in net retention for the three months ended March 31, 2025 was driven by changes in mix of business, as our professional liability and workers' compensation product lines are highly retained. For the three months ended March 31, 2025, the increase in earned premiums was primarily due to the impact of the changes in gross premium volume in recent periods.

Combined Ratio

The Reinsurance segment's current accident year losses and loss adjustment expenses for the three months ended March 31, 2025 included $2.0 million of net losses and loss adjustment expenses attributed to the California Wildfires. Excluding these losses, the increase in the Reinsurance segment's current accident year loss ratio for the three months ended March 31, 2025 compared to the same period of 2024 was primarily due to higher attritional loss ratios on our professional liability product lines, which we increased in response to recent loss development trends and to increase the level of caution in our loss reserves.

The Reinsurance segment's combined ratio for the three months ended March 31, 2025 included $14.3 million of favorable development on prior accident years loss reserves, which was primarily attributable to our professional liability and general liability product lines on recent accident years. These accident years have developed consistently with our actuaries' expectations, and therefore, we have decreased the level of caution in our loss reserves. For the three months ended March 31, 2024, the combined ratio included a $3.4 million increase in prior accident years loss reserves, which was primarily attributable to additional exposures recognized on prior accident years related to net favorable premium adjustments on our general liability and professional liability product lines.

The decrease in the Reinsurance segment's expense ratio for the three months ended March 31, 2025 compared to the same period of 2024 was primarily attributable to a lower policy acquisition cost ratio due to changes in mix of business.

Other Insurance Operations

The following table presents the components of operating revenues and operating income attributable to our other insurance operations, which are not included in a reportable segment. We do not allocate amortization of acquired intangible assets to our operating segments, including our other insurance operations.

	Three Months Ended March 31,
	2025		2024
(dollars in thousands)	Operating revenues	Operating income (loss)	Operating revenues	Operating income (loss)
Program services	$36,980	$27,919	$33,730	$27,138
Insurance-linked securities	28,640	3,785	21,703	(4,188)
Investments	30,459	30,459	—	—
Life and annuity (1)	(59)	(3,029)	(8)	(3,162)
Markel CATCo Re (2)	—	698	—	15,681
Other	2,419	(2,067)	2,666	(772)
	98,439	57,765	58,091	34,697
Underwriting (3)	(26)	9,022	(173)	(18,192)
Other insurance operations	$98,413	$66,787	$57,918	$16,505
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

The following table summarizes gross premium volume fronted through our program services and ILS operations.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% Change
Program services	$975,070	$855,404	14%
Insurance-linked securities	378,146	308,829	22%
Total fronting	$1,353,216	$1,164,233	16%

Program Services

The increase in gross premium volume, operating revenues and operating income from our program services operations for the three months ended March 31, 2025 was attributable to expansion of existing programs and new business.

Insurance-Linked Securities

The increase in operating revenues from our ILS operations for the three months ended March 31, 2025 was primarily attributable to the impact of a higher effective management fee rate for the three months ended March 31, 2025 compared to the same period of 2024. The increase in gross premium volume fronted through our ILS operations for the three months ended March 31, 2025 was primarily due to growth of Nephila's property catastrophe and specialty programs.

Investments

Revenues attributable to investments in 2025 included $31.3 million of income related to our investment in Velocity Holdco, LLC, following the sale of its managing general agent operations in February 2025.

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

Investing Results

We measure our investment performance by analyzing net investment income, which reflects the recurring interest and dividend earnings on our investment portfolio. We also analyze net investment gains, which include unrealized gains and losses on our equity portfolio. Based on the potential for volatility in the financial markets, we understand that the level of gains or losses may vary from one period to the next, and therefore believe that our investment performance is best analyzed over longer periods of time. As of March 31, 2025, the fair value of our equity portfolio included cumulative unrealized gains of $7.8 billion.

The following table summarizes our consolidated investment performance, which consists predominantly of the results of our Investing segment. Net investment gains or losses in any given period are typically attributable to changes in the fair value of our equity portfolio due to market value movements. The change in net unrealized losses on available-for-sale investments in any given period is typically attributable to changes in the fair value of our fixed maturity portfolio due to changes in interest rates during the period. As of March 31, 2025, 98% of our fixed maturity portfolio was rated "AA" or better.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net investment income	$237,095	$218,269
Yield on fixed maturity securities (1)	3.5%	3.2%
Yield on short-term investments (1)	3.8%	5.0%
Yield on cash and cash equivalents and restricted cash and cash equivalents (1)	3.4%	3.5%

Net realized investment losses	$(1,801)	$(4,488)
Change in fair value of equity securities	(147,270)	906,769
Net investment gains (losses)	$(149,071)	$902,281

Return on equity securities (2)	(0.9)%	9.8%

Other (3)	$(4,610)	$20,846
Change in net unrealized losses on available-for-sale investments	$277,227	$(155,769)
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

The increase in net investment income for the three months ended March 31, 2025 was driven by higher interest income on fixed maturity securities due to a higher yield and higher average holdings of fixed maturity securities in 2025 compared to 2024. We continue to allocate cash to money market funds and fixed maturity securities to take advantage of high interest rates. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	% Change
Operating revenues	$1,129,372	$1,140,606	(1)%
Segment operating income	$102,510	$103,915	(1)%
EBITDA	$134,745	$133,645	1%

Operating revenues for the three months ended March 31, 2025 were largely consistent with the same period of 2024. Operating revenues decreased at our transportation-related businesses and one of our consumer and building products businesses, primarily due to decreased demand. These decreases were largely offset by the contribution of revenues totaling $28.1 million attributable to Valor and EPI, which were acquired in June 2024 and December 2024, respectively, and higher revenues at our equipment manufacturing businesses driven by increased demand.

Segment operating income and EBITDA for the three months ended March 31, 2025 were largely consistent with segment operating income and EBITDA for the same period of 2024. Segment operating income and EBITDA decreased at our transportation-related businesses and one of our consumer and building products, primarily due to the impact of lower revenues. These decreases were offset by the impact of higher revenues and operating margins at one of our construction services businesses and contributions from Valor and EPI.

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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Markel Ventures segment operating income	$102,510	$103,915
Depreciation expense	32,235	29,730
Markel Ventures segment EBITDA	$134,745	$133,645

Other

The following table presents the components of consolidated net income that are not allocated to our operating segments.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Amortization of acquired intangible assets	$46,942	$44,285
Interest expense	$52,140	$45,548
Net foreign exchange (gains) losses	$72,633	$(51,500)
Income tax expense	$28,404	$292,556

Effective tax rate	18%	22%

Interest Expense

The increase in interest expense for the three months ended March 31, 2025 compared to the same period of 2024 was primarily attributable to the issuance of our $600 million 6.0% unsecured senior notes in May 2024.

Net Foreign Exchange Gains and Losses

Net foreign exchange gains and losses are primarily due to the remeasurement of our foreign currency denominated insurance loss reserves to the U.S. Dollar. The predominant foreign currencies within our insurance operations are the Euro and the British Pound. The U.S. Dollar weakened against the Euro and the British Pound during the first quarter of 2025, while it strengthened against these currencies during the first quarter of 2024. Our exposure to foreign currency exchange rates is largely hedged through our available-for-sale investment portfolio, where we hold securities that generally match the currencies of our loss reserves. We also purchase foreign currency forward contracts to further manage unmatched foreign currency exposures. Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized losses on available-for-sale investments in other comprehensive income (loss), were gains of $64.4 million for the three months ended March 31, 2025 compared to losses of $42.4 million for the same period of 2024.

Income Taxes

The effective tax rate was 18% and 22% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for 2025 differs from the effective tax rate for 2024, and the statutory rate of 21%, primarily due various immaterial discrete items that resulted in a net tax benefit for the quarter, the impact of which was magnified due to the relatively small pre-tax income in 2025.

We use the estimated annual effective tax rate method for calculating our tax provision in interim periods. This method applies our best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The estimated annual effective tax rate was 22% and 21% for the three months ended March 31, 2025 and 2024, respectively.

Other Comprehensive Income (Loss) to Shareholders

The following table summarizes the components of other comprehensive income (loss) to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Change in net unrealized losses on available-for-sale investments, net of taxes	$218,377	$(122,702)
Change in discount rate for life and annuity benefits, net of taxes	7,378	6,418
Other, net of taxes	174	(455)
Other comprehensive (income) loss attributable to noncontrolling interest	27	(60)
Other comprehensive income (loss) to shareholders	$225,956	$(116,799)

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the benefit and protection of our policyholders, creditors and shareholders. Our consolidated debt to capital ratio was 20% at both March 31, 2025 and December 31, 2024, which is within the range of our target capital structure.

In May 2024, we issued $600 million of 6.0% unsecured senior notes due May 2054 with net proceeds of $592.6 million, before expenses. We intend to use these proceeds for general corporate purposes, which may include the redemption, in whole or in part, of our outstanding preferred shares. As of March 31, 2025, we had 600,000 preferred shares issued and outstanding, which we have the option to redeem, in whole or in part, on June 1, 2025, at $1,000 per preferred share, plus accrued and unpaid dividends.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $34.7 billion and $34.2 billion at March 31, 2025 and December 31, 2024, respectively. The following table presents the composition of our invested assets.

	March 31, 2025	December 31, 2024
Fixed maturity securities	47%	46%
Equity securities	34%	34%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	19%	20%
Total	100%	100%

Our holding company had $4.0 billion and $4.3 billion of invested assets at March 31, 2025 and December 31, 2024, respectively. The decrease was due in part to cash used to repurchase shares of our common stock. The following table presents the composition of our holding company's invested assets.

	March 31, 2025	December 31, 2024
Fixed maturity securities	3%	3%
Equity securities	54%	48%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	43%	49%
Total	100%	100%

We have a share repurchase program, authorized by our Board of Directors, that provides for the repurchase of up to $2 billion of common stock. As of March 31, 2025, $1.7 billion remained available for repurchases under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

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

Cash Flows

Net cash provided by operating activities was $376.2 million for the three months ended March 31, 2025 compared to $630.7 million for the same period of 2024. The decrease in net cash flows from operating activities for the three months ended March 31, 2025 compared to the same period in 2024 was due to lower net premium collections and higher gross claims payments in our insurance operations.

Net cash provided by investing activities was $192.8 million for the three months ended March 31, 2025 compared to net cash used by investing activities of $564.2 million for the same period of 2024. During the three months ended March 31, 2025, net cash provided by investing activities included net sales of short term investments of $447.4 million and net purchases of fixed maturity securities and equity securities of $242.2 million and $56.7 million, respectively. During the three months ended March 31, 2024, net cash used by investing activities included net purchases of fixed maturity securities, equity securities and short-term investments of $333.2 million, $86.2 million and $21.4 million, respectively. Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $105.8 million for the three months ended March 31, 2025 compared to $102.7 million for the same period of 2024. Cash of $170.3 million and $160.9 million was used to repurchase shares of our common stock during the first three months of 2025 and 2024, respectively. Additionally, financing activities during the three months ended March 31, 2025 and 2024 reflected borrowings and repayments of debt at certain of our Markel Ventures businesses, primarily on revolving lines of credit.

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

Readers are urged to review our 2024 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under Item 1 Business, Item 1A Risk Factors, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A Quantitative and Qualitative Disclosures About Market Risk in our 2024 Annual Report on Form 10-K or under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in this report, or are included in the items listed below:
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
•inaccuracies (whether due to data error, human error or otherwise) in the various modeling techniques and data analytics (e.g., scenarios, predictive and stochastic modeling, and forecasting) we use to analyze and estimate exposures, loss trends and other risks associated with our insurance businesses could cause us to misprice our products or fail to appropriately estimate the risks to which we are exposed;
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
•general economic and market conditions and industry specific conditions, including: extended economic recessions or expansions; prolonged periods of slow economic growth; inflation or deflation; fluctuations in foreign currency exchange rates, commodity and energy prices and interest rates; volatility in the credit and capital markets; the imposition of duties, tariffs and other changes in international trade regulation and other factors;
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
•any developments requiring the write-off of a significant portion of our goodwill and intangible assets;
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
•our dependence on a limited number of brokers for a large portion of our insurance revenues;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. During the three months ended March 31, 2025, there were no material changes in our market risk exposures from those described in our 2024 Annual Report on Form 10-K.

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill its obligations to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables within our underwriting, program services and ILS fronting operations. During the three months ended March 31, 2025, there were no material changes in our credit risk exposures from those described in our 2024 Annual Report on Form 10‑K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Throughout early 2025, the U.S. has announced new, as well as changes in, tariffs on a broad range of foreign imports. These tariffs, and any additional duties, tariffs and other trade barriers, imposed or modified by the U.S., and retaliatory or responsive countermeasures by other countries, may adversely affect the price and availability of goods for our businesses and the demand for our products. Additionally, any such measures or countermeasures may increase inflationary pressure on our insured losses and loss adjustment expenses. These impacts may be material, and our efforts to mitigate these impacts may not be successful and, even when they are successful, there may be a time lag before the impacts of these efforts are reflected in our results. See Item 1A Risk Factors in our 2024 Annual Report on Form 10-K for more discussion of these risks, including under:

•"Our results may be affected because actual insured or reinsured losses differ from our loss reserves."
•"Our investment results may be impacted by changes in interest rates, U.S. and international monetary and fiscal policies as well as broader economic conditions."
•"General economic, market or industry conditions could lead to investment losses, adverse effects on our businesses and limit our access to the capital markets."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common share repurchases for the quarter ended March 31, 2025.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2025 through January 31, 2025	19,150	$1,749.35	19,150	$1,869,551
February 1, 2025 through February 28, 2025	52,999	$1,888.51	52,999	$1,769,462
March 1, 2025 through March 31, 2025	16,310	$1,858.18	16,310	$1,739,155
Total	88,459	$1,852.79	88,459	$1,739,155
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

Item 5. Other Information

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company's quarterly period ended March 31, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408.

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

10.1	Executive Employment Agreement, dated as of March 17, 2025, with Simon Wilson* **

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement (adopted 2024) for Executive Officers under the Registrant's Equity Incentive Compensation Plan* **

10.3	Form of Restricted Stock Award Agreement for Outside Directors under the Registrant's Equity Incentive Compensation Plan* **

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

101
The following consolidated financial statements from Markel Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on April 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report
** Indicates management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April 2025.

Markel Group Inc.

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian J. Costanzo
Brian J. Costanzo
Chief Financial Officer
(Principal Financial Officer)