Form 10-Q
period 2025-06-30
MARKEL GROUP INC.
filed 2025-07-30
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at July 23, 2025: 12,652,001

Markel Group Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $16,959,574 in 2025 and $16,457,723 in 2024)	$16,772,408	$15,745,539
Equity securities (cost of $3,987,784 in 2025 and $3,887,820 in 2024)	12,330,104	11,784,521
Short-term investments, available-for-sale (estimated fair value approximates cost)	1,894,524	2,524,910
Total Investments	30,997,036	30,054,970
Cash and cash equivalents	3,720,202	3,692,667
Restricted cash and cash equivalents	574,891	499,581
Receivables	4,551,187	3,626,799
Reinsurance recoverables	12,789,658	11,604,844
Deferred policy acquisition costs	975,399	875,710
Prepaid reinsurance premiums	4,564,408	2,947,213
Goodwill	2,826,530	2,735,867
Intangible assets	1,617,193	1,459,620
Other assets	4,174,673	4,400,711
Total Assets	$66,791,177	$61,897,982
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$28,515,391	$26,633,094
Life and annuity benefits	611,859	583,273
Unearned premiums	9,073,434	7,063,956
Payables to insurance and reinsurance companies	1,723,784	1,434,901
Senior long-term debt and other debt (estimated fair value of $3,876,000 in 2025 and $3,791,000 in 2024)	4,364,232	4,330,341
Other liabilities	4,634,354	4,383,444
Total Liabilities	48,923,054	44,429,009
Redeemable noncontrolling interests	531,339	540,034
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	591,891
Common stock	3,659,041	3,560,633
Retained earnings	13,839,880	13,380,456
Accumulated other comprehensive loss	(180,763)	(617,082)
Total Shareholders' Equity	17,318,158	16,915,898
Noncontrolling interests	18,626	13,041
Total Equity	17,336,784	16,928,939
Total Liabilities and Equity	$66,791,177	$61,897,982

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,141,691	$2,077,099	$4,231,065	$4,204,726
Net investment income	230,009	223,061	467,104	441,330
Net investment gains (losses)	580,223	(130,017)	431,152	772,264
Products revenues	846,925	847,219	1,408,049	1,448,059
Services and other revenues	803,918	684,481	1,464,501	1,302,119
Total Operating Revenues	4,602,766	3,701,843	8,001,871	8,168,498
OPERATING EXPENSES
Losses and loss adjustment expenses	1,288,034	1,232,575	2,542,699	2,520,322
Underwriting, acquisition and insurance expenses	774,211	710,295	1,521,649	1,449,047
Products expenses	707,381	693,693	1,207,289	1,216,940
Services and other expenses	674,587	611,063	1,242,215	1,147,901
Amortization of acquired intangible assets	51,213	44,237	98,155	88,522
Total Operating Expenses	3,495,426	3,291,863	6,612,007	6,422,732
Operating Income	1,107,340	409,980	1,389,864	1,745,766
Interest expense	(53,076)	(52,597)	(105,216)	(98,145)
Foreign exchange gains (losses)	(191,909)	8,711	(264,542)	60,211
Income Before Income Taxes	862,355	366,094	1,020,106	1,707,832
Income tax expense	(185,170)	(76,244)	(213,574)	(368,800)
Net Income	677,185	289,850	806,532	1,339,032
Net income attributable to noncontrolling interests	(20,037)	(22,149)	(27,670)	(46,147)
Net Income to Shareholders	657,148	267,701	778,862	1,292,885
Preferred stock dividends and redemption premiums	(26,109)	(18,000)	(26,109)	(18,000)
Net Income to Common Shareholders	$631,039	$249,701	$752,753	$1,274,885

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized losses on available-for-sale investments, net of taxes:
Net holding gains (losses) arising during the period	$197,533	$(40,299)	$413,739	$(168,724)
Reclassification adjustments for net losses in net income	4,979	11,429	7,150	17,152
Change in net unrealized losses on available-for-sale investments, net of taxes	202,512	(28,870)	420,889	(151,572)
Change in discount rate for life and annuity benefits, net of taxes	(1,664)	5,973	5,714	12,391
Change in foreign currency translation adjustments, net of taxes	9,535	(455)	9,690	(930)
Change in net actuarial pension loss, net of taxes	21	19	40	39
Total Other Comprehensive Income (Loss)	210,404	(23,333)	436,333	(140,072)
Comprehensive Income	887,589	266,517	1,242,865	1,198,960
Comprehensive income attributable to noncontrolling interests	(20,078)	(22,161)	(27,684)	(46,219)
Comprehensive Income to Shareholders	$867,511	$244,356	$1,215,181	$1,152,741

NET INCOME PER COMMON SHARE
Basic	$49.80	$18.66	$61.76	$94.40
Diluted	$49.67	$18.62	$61.60	$94.24

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended June 30, 2025	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
March 31, 2025	$591,891	$3,582,932	$13,364,810	$(391,126)	$17,148,507	$16,235	$17,164,742	$579,739
Net income			657,148	—	657,148	2,388	659,536	17,649
Other comprehensive income			—	210,363	210,363	—	210,363	41
Comprehensive income					867,511	2,388	869,899	17,690
Repurchase of common stock	—	—	(99,351)	—	(99,351)	—	(99,351)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Redemption of preferred stock	(591,891)	—	(8,109)	—	(600,000)	—	(600,000)	—
Equity awards expensed	—	19,227	—	—	19,227	—	19,227	—
Adjustment of redeemable noncontrolling interests	—	56,883	(62,963)	—	(6,080)	—	(6,080)	6,080
Purchase of noncontrolling interests	—	—	7,381	—	7,381	—	7,381	(61,777)
Other	—	(1)	(1,036)	—	(1,037)	3	(1,034)	(10,393)
June 30, 2025	$—	$3,659,041	$13,839,880	$(180,763)	$17,318,158	$18,626	$17,336,784	$531,339

Six Months Ended June 30, 2025	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2024	$591,891	$3,560,633	$13,380,456	$(617,082)	$16,915,898	$13,041	$16,928,939	$540,034
Net income			778,862	—	778,862	5,580	784,442	22,090
Other comprehensive income			—	436,319	436,319	—	436,319	14
Comprehensive income					1,215,181	5,580	1,220,761	22,104
Repurchase of common stock	—	—	(269,621)	—	(269,621)	—	(269,621)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Redemption of preferred stock	(591,891)	—	(8,109)	—	(600,000)	—	(600,000)	—
Equity awards expensed	—	41,534	—	—	41,534	—	41,534	—
Acquisition of EPI	—	—	—	—	—	—	—	81,201
Adjustment of redeemable noncontrolling interests	—	56,883	(29,622)	—	27,261	—	27,261	(27,261)
Purchase of noncontrolling interests	—	—	7,381	—	7,381	—	7,381	(61,777)
Other	—	(9)	(1,467)	—	(1,476)	5	(1,471)	(22,962)
June 30, 2025	$—	$3,659,041	$13,839,880	$(180,763)	$17,318,158	$18,626	$17,336,784	$531,339

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended June 30, 2024	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
March 31, 2024	$591,891	$3,547,912	$12,184,925	$(595,009)	$15,729,719	$87,804	$15,817,523	$499,993
Net income			267,701	—	267,701	7,903	275,604	14,246
Other comprehensive income (loss)			—	(23,345)	(23,345)	—	(23,345)	12
Comprehensive income					244,356	7,903	252,259	14,258
Repurchase of common stock	—	—	(99,310)	—	(99,310)	—	(99,310)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Equity awards expensed	—	8,345	—	—	8,345	—	8,345	—
Adjustment of redeemable noncontrolling interests	—	—	(6,100)	—	(6,100)	—	(6,100)	6,100
Purchase of noncontrolling interest	—	(9,596)	—	—	(9,596)	—	(9,596)	(36,896)
Other	—	—	611	(1)	610	2,823	3,433	(6,937)
June 30, 2024	$591,891	$3,546,661	$12,329,827	$(618,355)	$15,850,024	$98,530	$15,948,554	$476,518

Six Months Ended June 30, 2024	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2023	$591,891	$3,517,146	$11,353,101	$(478,210)	$14,983,928	$72,280	$15,056,208	$469,685
Net income			1,292,885	—	1,292,885	23,427	1,316,312	22,720
Other comprehensive income (loss)			—	(140,144)	(140,144)	—	(140,144)	72
Comprehensive income					1,152,741	23,427	1,176,168	22,792
Repurchase of common stock	—	—	(260,192)	—	(260,192)	—	(260,192)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Equity awards expensed	—	39,111	—	—	39,111	—	39,111	—
Adjustment of redeemable noncontrolling interests	—	—	(38,702)	—	(38,702)	—	(38,702)	38,702
Purchase of noncontrolling interest	—	(9,596)	—	—	(9,596)	—	(9,596)	(36,896)
Other	—	—	735	(1)	734	2,823	3,557	(17,765)
June 30, 2024	$591,891	$3,546,661	$12,329,827	$(618,355)	$15,850,024	$98,530	$15,948,554	$476,518

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
(dollars in thousands)
OPERATING ACTIVITIES
Net income	$806,532	$1,339,032
Adjustments to reconcile net income to net cash provided by operating activities	74,056	(129,753)
Net Cash Provided By Operating Activities	880,588	1,209,279
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls and prepayments of fixed maturity securities	1,044,717	1,184,109
Cost of fixed maturity securities purchased	(1,530,292)	(1,969,203)
Proceeds from sales of equity securities	103,788	64,905
Cost of equity securities purchased	(200,317)	(288,247)
Net change in short-term investments	728,977	(161,306)
Additions to property and equipment	(91,353)	(129,148)
Acquisitions, net of cash acquired	(60,003)	(207,231)
Other	87,879	(52,168)
Net Cash Provided (Used) By Investing Activities	83,396	(1,558,289)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	540,821	1,101,516
Repayment of senior long-term debt and other debt	(509,632)	(493,786)
Repurchases of common stock	(269,621)	(260,192)
Dividends paid on preferred stock	(18,000)	(18,000)
Redemption of preferred stock	(600,000)	—
Purchase of noncontrolling interests	(61,777)	(46,492)
Other	(9,538)	(27,851)
Net Cash Provided (Used) By Financing Activities	(927,747)	255,195
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	66,608	(22,217)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	102,845	(116,032)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,192,248	4,332,034
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,295,093	$4,216,002

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

a) Basis of Presentation. The consolidated balance sheet as of June 30, 2025 and the related consolidated statements of income and comprehensive income and changes in equity for the quarters and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2024 was derived from Markel Group's audited annual consolidated financial statements.

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

2. Segment Reporting Disclosures

The Company has three reportable segments: Markel Insurance, Investing and Markel Ventures.

The Markel Insurance segment is the Company's core specialty insurance business, which is comprised of underwriting operations, as well as certain other insurance-related operations and strategic investments that complement and support its underwriting operations.

In the first half of 2025, management made changes to the structure and leadership of its insurance operations, which resulted in changes to its reportable segments. The newly created Markel Insurance segment aligns with the business and its network of insurance subsidiaries under the common leadership of its chief executive officer, with underwriting operations that previously were reported through the Company's Insurance and Reinsurance segments. Other insurance activities attributed to the Markel Insurance subsidiaries, including the run-off of certain discontinued lines of business, were previously reported outside of our reportable segments within the Company's other insurance operations. The State National automobile collateral protection product line, which is part of our State National business, was previously included in the Insurance segment and is now included with the rest of the State National business. Prior periods have been recast to conform to the current presentation.

Following the re-segmentation of the Company's insurance operations, the Company's other insurance operations primarily consist of the results of the Company's State National and Nephila businesses. For purposes of segment reporting, none of these other insurance operations are considered to be reportable segments.

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

Management continues to evaluate the Company's segments as its strategy evolves and may further refine its segments.

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

	Quarter Ended June 30, 2025
(dollars in thousands)	Markel Insurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$2,063,622	$—	$—	$78,069	$—	$2,141,691
Net investment income	—	228,126	1,883	—	—	230,009
Net investment gains	—	580,223	—	—	—	580,223
Products revenues	—	—	846,925	—	—	846,925
Services and other revenues	6,593	14,064	699,478	83,783	—	803,918
Total operating revenues	2,070,215	822,413	1,548,286	161,852	—	4,602,766
Losses and loss adjustment expenses:
Current accident year - attritional	(1,335,801)	—	—	(36,152)	—	(1,371,953)
Current accident year - catastrophe	5,187	—	—	—	—	5,187
Prior accident years	78,934	—	—	(202)	—	78,732
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(429,109)	—	—	(6,256)	—	(435,365)
Other underwriting expenses	(319,633)	—	—	(19,213)	—	(338,846)
Products expenses	—	—	(707,381)	—	—	(707,381)
Services and other expenses	(9,456)	—	(633,177)	(31,954)	—	(674,587)
Amortization of acquired intangible assets					(51,213)	(51,213)
Operating income	$60,337	$822,413	$207,728	$68,075	$(51,213)	$1,107,340
Interest expense						(53,076)
Net foreign exchange losses						(191,909)
Income before income taxes						$862,355

	Quarter Ended June 30, 2024
(dollars in thousands)	Markel Insurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$2,004,166	$—	$—	$72,933	$—	$2,077,099
Net investment income	—	220,454	2,607	—	—	223,061
Net investment losses	—	(130,017)	—	—	—	(130,017)
Products revenues	—	—	847,219	—	—	847,219
Services and other revenues	6,311	9,357	603,955	64,858	—	684,481
Total operating revenues	2,010,477	99,794	1,453,781	137,791	—	3,701,843
Losses and loss adjustment expenses:
Current accident year - attritional	(1,334,540)	—	—	(42,310)	—	(1,376,850)
Current accident year - catastrophe	—	—	—	—	—	—
Prior accident years	145,135	—	—	(860)	—	144,275
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(415,982)	—	—	(5,657)	—	(421,639)
Other underwriting expenses	(274,645)	—	—	(14,011)	—	(288,656)
Products expenses	—	—	(693,693)	—	—	(693,693)
Services and other expenses	(6,549)	—	(582,590)	(21,924)	—	(611,063)
Amortization of acquired intangible assets					(44,237)	(44,237)
Operating income	$123,896	$99,794	$177,498	$53,029	$(44,237)	$409,980
Interest expense						(52,597)
Net foreign exchange gains						8,711
Income before income taxes						$366,094

	Six Months Ended June 30, 2025
(dollars in thousands)	Markel Insurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$4,080,161	$—	$—	$150,904	$—	$4,231,065
Net investment income	—	463,727	3,377	—	—	467,104
Net investment gains	—	431,152	—	—	—	431,152
Products revenues	—	—	1,408,049	—	—	1,408,049
Services and other revenues	10,897	9,454	1,266,232	177,918	—	1,464,501
Total operating revenues	4,091,058	904,333	2,677,658	328,822	—	8,001,871
Losses and loss adjustment expenses:
Current accident year - attritional	(2,631,324)	—	—	(79,337)	—	(2,710,661)
Current accident year - catastrophe	(60,877)	—	—	—	—	(60,877)
Prior accident years	227,771	—	—	1,068	—	228,839
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(840,385)	—	—	(12,002)	—	(852,387)
Other underwriting expenses	(631,984)	—	—	(37,278)	—	(669,262)
Products expenses	—	—	(1,207,289)	—	—	(1,207,289)
Services and other expenses	(17,640)	—	(1,160,131)	(64,444)	—	(1,242,215)
Amortization of acquired intangible assets					(98,155)	(98,155)
Operating income	$136,619	$904,333	$310,238	$136,829	$(98,155)	$1,389,864
Interest expense						(105,216)
Net foreign exchange losses						(264,542)
Income before income taxes						$1,020,106

	Six Months Ended June 30, 2024
(dollars in thousands)	Markel Insurance	Investing	Markel Ventures	Other insurance operations	Corporate	Consolidated
Earned premiums	$4,050,645	$—	$—	$154,081	$—	$4,204,726
Net investment income	—	437,658	3,672	—	—	441,330
Net investment gains	—	772,264	—	—	—	772,264
Products revenues	—	—	1,448,059	—	—	1,448,059
Services and other revenues	10,692	30,203	1,142,656	118,568	—	1,302,119
Total operating revenues	4,061,337	1,240,125	2,594,387	272,649	—	8,168,498
Losses and loss adjustment expenses:
Current accident year - attritional	(2,649,587)	—	—	(92,033)	—	(2,741,620)
Current accident year - catastrophe	—	—	—	—	—	—
Prior accident years	224,102	—	—	(2,804)	—	221,298
Underwriting, acquisition and insurance expenses:
Amortization of policy acquisition costs	(844,173)	—	—	(12,053)	—	(856,226)
Other underwriting expenses	(559,893)	—	—	(32,928)	—	(592,821)
Products expenses	—	—	(1,216,940)	—	—	(1,216,940)
Services and other expenses	(13,162)	—	(1,096,034)	(38,705)	—	(1,147,901)
Amortization of acquired intangible assets					(88,522)	(88,522)
Operating income	$218,624	$1,240,125	$281,413	$94,126	$(88,522)	$1,745,766
Interest expense						(98,145)
Net foreign exchange gains						60,211
Income before income taxes						$1,707,832

b) The following amounts attributable to the Markel Ventures segment are also reviewed, or included in measures reviewed, by the Company's chief operating decision maker.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Depreciation expense	$31,909	$29,641	$64,144	$59,371
Capital expenditures	$32,222	$41,406	$60,177	$103,915

c) The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	June 30, 2025	December 31, 2024
Segment assets:
Investing	$35,365,983	$34,272,049
Markel Insurance	13,092,554	10,731,134
Markel Ventures	6,042,482	5,824,229
Total segment assets	54,501,019	50,827,412
Other insurance operations	12,290,158	11,070,570
Total assets	$66,791,177	$61,897,982

d) As a result of the segment changes within its insurance operations in the second quarter of 2025, the Company reassessed its reporting units and reallocated goodwill by reporting unit within its insurance operations. As of June 30, 2025, goodwill attributable to the Company's Markel Insurance segment and its other insurance operations was $1.0 billion and $490.3 million, respectively. Immediately prior to the change in reporting units within its insurance operations, the Company tested goodwill for impairment and determined that there was no impairment of goodwill. The Company expects to complete its annual tests for goodwill impairment in the fourth quarter of 2025.

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

	June 30, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,474,824	$53,829	$(24,453)	$5,504,200
U.S. government-sponsored enterprises	1,576,299	15,402	(68,703)	1,522,998
Obligations of states, municipalities and political subdivisions	3,764,932	21,514	(136,284)	3,650,162
Foreign governments, agencies and supranationals	3,090,058	109,023	(73,786)	3,125,295
Agency mortgage-backed securities	2,747,479	18,940	(79,158)	2,687,261
Non-agency mortgage-backed securities	71,621	—	(1,264)	70,357
Corporate and university bonds	234,361	176	(22,402)	212,135
Total fixed maturity securities	16,959,574	218,884	(406,050)	16,772,408
Short-term investments	1,890,017	4,760	(253)	1,894,524
Investments, available-for-sale	$18,849,591	$223,644	$(406,303)	$18,666,932

	December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,147,365	$8,962	$(68,469)	$5,087,858
U.S. government-sponsored enterprises	1,445,171	2,976	(101,911)	1,346,236
Obligations of states, municipalities and political subdivisions	3,813,146	5,866	(199,520)	3,619,492
Foreign governments, agencies and supranationals	2,909,561	4,264	(207,302)	2,706,523
Agency mortgage-backed securities	2,771,589	2,096	(123,872)	2,649,813
Non-agency mortgage-backed securities	122,373	—	(4,343)	118,030
Corporate and university bonds	248,518	76	(31,007)	217,587
Total fixed maturity securities	16,457,723	24,240	(736,424)	15,745,539
Short-term investments	2,530,941	548	(6,579)	2,524,910
Investments, available-for-sale	$18,988,664	$24,788	$(743,003)	$18,270,449

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2025
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$533,367	$(2,494)	$1,301,162	$(21,959)	$1,834,529	$(24,453)
U.S. government-sponsored enterprises	233,480	(3,935)	717,259	(64,768)	950,739	(68,703)
Obligations of states, municipalities and political subdivisions	494,098	(5,135)	1,994,681	(131,149)	2,488,779	(136,284)
Foreign governments, agencies and supranationals	137,638	(1,344)	1,176,691	(72,442)	1,314,329	(73,786)
Agency mortgage-backed securities	218,371	(2,544)	1,493,447	(76,614)	1,711,818	(79,158)
Non-agency mortgage-backed securities	—	—	70,357	(1,264)	70,357	(1,264)
Corporate and university bonds	—	—	186,421	(22,402)	186,421	(22,402)
Total fixed maturity securities	1,616,954	(15,452)	6,940,018	(390,598)	8,556,972	(406,050)
Short-term investments	1,167,109	(253)	—	—	1,167,109	(253)
Total	$2,784,063	$(15,705)	$6,940,018	$(390,598)	$9,724,081	$(406,303)

At June 30, 2025, the Company held 1,085 available-for-sale securities in an unrealized loss position with a total estimated fair value of $9.7 billion and gross unrealized losses of $406.3 million. Of these 1,085 securities, 885 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $6.9 billion and gross unrealized losses of $390.6 million.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses for any available-for-sale securities as of June 30, 2025 or December 31, 2024. As of June 30, 2025 and December 31, 2024, gross unrealized losses on available-for-sale securities were the result of declines in the fair value of the investments due to increases in interest rates, which are expected to reverse as the securities mature, and foreign currency movements related to available-for-sale securities denominated in a foreign currency.

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

c) The amortized cost and estimated fair value of fixed maturity securities at June 30, 2025 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,899,807	$1,900,181
Due after one year through five years	6,347,802	6,376,686
Due after five years through ten years	4,723,348	4,674,790
Due after ten years	1,169,517	1,063,133
	14,140,474	14,014,790
Mortgage-backed securities	2,819,100	2,757,618
Total fixed maturity securities	$16,959,574	$16,772,408

d) The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Interest:
Fixed maturity securities	$145,829	$121,189	$289,174	$240,665
Short-term investments	19,580	31,654	39,253	63,838
Cash and cash equivalents and restricted cash and cash equivalents	35,723	42,542	75,497	81,620
Dividends on equity securities	34,812	31,831	75,007	64,524
	235,944	227,216	478,931	450,647
Investment expenses	(5,935)	(4,155)	(11,827)	(9,317)
Net investment income	$230,009	$223,061	$467,104	$441,330

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Fixed maturity securities, short-term investments and other investments:
Net realized investment losses	$(16,596)	$(14,007)	$(18,397)	$(18,495)
Equity securities:
Change in fair value of securities sold during the period	1,134	(4,654)	(188)	(4,611)
Change in fair value of securities held at the end of the period	595,685	(111,356)	449,737	795,370
Total change in fair value	596,819	(116,010)	449,549	790,759
Net investment gains (losses)	$580,223	$(130,017)	$431,152	$772,264
Change in net unrealized losses on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$251,805	$(36,240)	$525,018	$(184,727)
Short-term investments	6,524	(358)	10,538	(7,640)
Net increase (decrease)	$258,329	$(36,598)	$535,556	$(192,367)

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,504,200	$—	$5,504,200
U.S. government-sponsored enterprises	—	1,522,998	—	1,522,998
Obligations of states, municipalities and political subdivisions	—	3,650,162	—	3,650,162
Foreign governments, agencies and supranationals	—	3,125,295	—	3,125,295
Agency mortgage-backed securities	—	2,687,261	—	2,687,261
Non-agency mortgage-backed securities	—	70,357	—	70,357
Corporate and university bonds	—	212,135	—	212,135
Total fixed maturity securities, available-for-sale	—	16,772,408	—	16,772,408
Equity securities:
Insurance, banks and other financial institutions	5,102,397	—	—	5,102,397
Industrial, consumer and all other	7,227,707	—	—	7,227,707
Total equity securities	12,330,104	—	—	12,330,104
Short-term investments, available-for-sale	1,731,758	162,766	—	1,894,524
Total investments	$14,061,862	$16,935,174	$—	$30,997,036

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,087,858	$—	$5,087,858
U.S. government-sponsored enterprises	—	1,346,236	—	1,346,236
Obligations of states, municipalities and political subdivisions	—	3,619,492	—	3,619,492
Foreign governments, agencies and supranationals	—	2,706,523	—	2,706,523
Agency mortgage-backed securities	—	2,649,813	—	2,649,813
Non-agency mortgage-backed securities	—	118,030	—	118,030
Corporate and university bonds	—	217,587	—	217,587
Total fixed maturity securities, available-for-sale	—	15,745,539	—	15,745,539
Equity securities:
Insurance, banks and other financial institutions	4,968,736	—	1,384	4,970,120
Industrial, consumer and all other	6,814,401	—	—	6,814,401
Total equity securities	11,783,137	—	1,384	11,784,521
Short-term investments, available-for-sale	2,363,736	161,174	—	2,524,910
Total investments	$14,146,873	$15,906,713	$1,384	$30,054,970

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2025 and 2024.

6. Products, Services and Other Revenues

The following tables present revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues, along with a reconciliation to total products revenues and services and other revenues.

	Quarter Ended June 30,
	2025			2024
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$839,681	$—	$839,681	$840,636	$—	$840,636
Services	648,788	1,853	650,641	570,319	2,415	572,734
Management fees	—	29,582	29,582	—	22,546	22,546
Total revenues from contracts with customers	1,488,469	31,435	1,519,904	1,410,955	24,961	1,435,916
Leasing revenues	54,900	—	54,900	37,035	—	37,035
Fronting fees	—	49,807	49,807	—	46,218	46,218
Equity method and other investments income	1,425	23,315	24,740	1,407	9,357	10,764
Other	1,609	(117)	1,492	1,777	(10)	1,767
Total products, services and other revenues	$1,546,403	$104,440	$1,650,843	$1,451,174	$80,526	$1,531,700

	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Markel Ventures	Other	Total	Markel Ventures	Other	Total
Products	$1,393,798	$—	$1,393,798	$1,435,228	$—	$1,435,228
Services	1,157,123	4,268	1,161,391	1,068,609	4,548	1,073,157
Management fees	—	55,450	55,450	—	42,482	42,482
Total revenues from contracts with customers	2,550,921	59,718	2,610,639	2,503,837	47,030	2,550,867
Leasing revenues	108,548	—	108,548	77,788	—	77,788
Fronting fees	—	89,461	89,461	—	82,248	82,248
Equity method and other investments income	11,976	49,164	61,140	6,586	30,203	36,789
Other	2,836	(74)	2,762	2,504	(18)	2,486
Total products, services and other revenues	$2,674,281	$198,269	$2,872,550	$2,590,715	$159,463	$2,750,178

Receivables from contracts with customers were $814.8 million and $593.8 million as of June 30, 2025 and December 31, 2024, respectively.

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Gross reserves for losses and loss adjustment expenses, beginning of year	$26,633,094	$23,483,321
Reinsurance recoverables on unpaid losses, beginning of year	11,120,367	8,820,567
Net reserves for losses and loss adjustment expenses, beginning of year	15,512,727	14,662,754
Effect of foreign currency rate changes on beginning of year balance	183,407	(41,045)
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	15,696,134	14,621,709
Incurred losses and loss adjustment expenses:
Current accident year	2,771,538	2,741,620
Prior accident years	(228,839)	(221,298)
Total incurred losses and loss adjustment expenses	2,542,699	2,520,322
Payments:
Current accident year	211,521	196,079
Prior accident years	1,856,906	1,639,765
Total payments	2,068,427	1,835,844
Effect of foreign currency rate changes on current year activity	824	(1,272)
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re	(2,005)	(25,726)
Net reserves for losses and loss adjustment expenses, end of period	16,169,225	15,279,189
Reinsurance recoverables on unpaid losses	12,346,166	9,367,429
Gross reserves for losses and loss adjustment expenses, end of period	$28,515,391	$24,646,618

For the six months ended June 30, 2025, current accident year losses and loss adjustment expenses included $60.9 million of net losses and loss adjustment expenses attributed to the series of wildfires that occurred in southern California in January 2025 (California Wildfires). The net losses and loss adjustment expenses attributed to the California Wildfires as of June 30, 2025 represent the Company's best estimate based upon information currently available. This loss estimate was based on claims received, policy level reviews and an analysis of ceded reinsurance contracts. The Company's estimate is based on various assumptions about coverage and liability and is therefore subject to change. While the Company believes its net reserves for the California Wildfires as of June 30, 2025 are adequate, it continues to closely monitor reported claims and may adjust the estimate of ultimate net losses as new information becomes available.

For the six months ended June 30, 2025, losses and loss adjustment expenses included $228.8 million of favorable development on prior years loss reserves, which included $177.9 million of net favorable development on the Company's marine and energy, property, professional liability and workers' compensation product lines within its Markel Insurance segment. Favorable development on the Markel Insurance segment's professional liability product lines was net of $127.9 million of adverse development on run-off risk-managed directors and officers product lines.

For the six months ended June 30, 2024, losses and loss adjustment expenses included $221.3 million of favorable development on prior years loss reserves, which included $165.7 million of net favorable development on the Company's international professional liability and marine and energy product lines, as well as its property product lines, within its Markel Insurance segment.

8. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned. Fronting premiums are attributable to business written on behalf of third-party capacity providers, substantially all of which are ceded.

	Quarter Ended June 30,
	2025				2024
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,414,799	$471,869	$(643,567)	$2,243,101	$2,356,536	$564,851	$(642,448)	$2,278,939
Earned	$2,210,284	$451,071	$(519,923)	$2,141,432	$2,149,773	$414,488	$(487,002)	$2,077,259
Fronting:
Written	821,727	1,436,096	(2,257,573)	250	943,140	847,603	(1,790,903)	(160)
Earned	832,497	317,130	(1,149,368)	259	811,377	240,844	(1,052,381)	(160)
Consolidated:
Written	$3,236,526	$1,907,965	$(2,901,140)	$2,243,351	$3,299,676	$1,412,454	$(2,433,351)	$2,278,779
Earned	$3,042,781	$768,201	$(1,669,291)	$2,141,691	$2,961,150	$655,332	$(1,539,383)	$2,077,099

	Six Months Ended June 30,
	2025				2024
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$4,550,772	$1,200,912	$(1,198,292)	$4,553,392	$4,464,003	$1,233,550	$(1,186,404)	$4,511,149
Earned	$4,405,767	$889,116	$(1,064,079)	$4,230,804	$4,348,011	$807,430	$(950,382)	$4,205,059
Fronting:
Written	1,595,411	2,015,626	(3,610,787)	250	1,688,098	1,266,878	(2,955,309)	(333)
Earned	1,571,742	561,436	(2,132,917)	261	1,515,059	364,115	(1,879,507)	(333)
Consolidated:
Written	$6,146,183	$3,216,538	$(4,809,079)	$4,553,642	$6,152,101	$2,500,428	$(4,141,713)	$4,510,816
Earned	$5,977,509	$1,450,552	$(3,196,996)	$4,231,065	$5,863,070	$1,171,545	$(2,829,889)	$4,204,726

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Ceded earned premiums to gross earned premiums	44%	43%	43%	40%
Assumed earned premiums to net earned premiums	36%	32%	34%	28%

Substantially all of the incurred losses and loss adjustment expenses related to the Company's fronted premiums were ceded. These gross losses totaled $1.3 billion and $2.3 billion for the quarter and six months ended June 30, 2025, respectively, and $593.9 million and $1.2 billion for the quarter and six months ended June 30, 2024.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Gross losses and loss adjustment expenses	$1,659,756	$1,577,820	$3,333,265	$3,271,667
Ceded losses and loss adjustment expenses	(371,564)	(345,224)	(790,491)	(751,391)
Net losses and loss adjustment expenses	$1,288,192	$1,232,596	$2,542,774	$2,520,276

9. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Fund Management

The Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate and specialty insurance markets, Nephila also acts as an insurance manager to certain Bermuda licensed reinsurers and as the managing agent to Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). Neither the Nephila Funds nor the Nephila Reinsurers are consolidated by the Company. Nephila receives management fees for investment and insurance management services based on either the net asset value of the accounts managed or gross premium volume for the underlying risks to which the investors subscribed. Nephila also may earn incentive fees from certain funds based on annual performance. For the quarter and six months ended June 30, 2025, total fund management revenues attributed to unconsolidated entities managed by Nephila were $29.1 million and $54.6 million, respectively. For the quarter and six months ended June 30, 2024, total fund management revenues attributed to unconsolidated entities managed by Nephila were $21.8 million and $41.1 million, respectively.

Fronting

The Company engages in fronting activities in both its State National business and its Markel Insurance business. Within both of these businesses, the Company's fronting activities include programs with the Nephila Reinsurers through which the Company writes insurance policies that are fully ceded to the Nephila Reinsurers in exchange for fronting fees. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write a portion of its portfolio of U.S. catastrophe-exposed property and specialty risks. Gross premiums written through these programs that were ceded to the Nephila Reinsurers were $1.3 billion and $1.7 billion for the quarter and six months ended June 30, 2025, respectively. Gross premiums written through these programs that were ceded to the Nephila Reinsurers were $741.7 million and $1.1 billion for the quarter and six months ended June 30, 2024, respectively.

As of June 30, 2025 and December 31, 2024, reinsurance recoverables on the consolidated balance sheets included $986.2 million and $968.9 million, respectively, due from the Nephila Reinsurers. Under its programs with the Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

Beginning in the second quarter of 2024, in order for the Nephila Reinsurers to obtain reinsurance protection for a portion of their exposures, the Company also fronted ceded reinsurance contracts, primarily in the form of industry loss warranties, for the Nephila Reinsurers. Through this arrangement, the underlying risk of the Nephila Reinsurers was retroceded back to the Company and then fully ceded to third-party reinsurers. For the quarter and six months ended June 30, 2025, the Company's gross written premiums from the Nephila Reinsurers under this fronting program were $60.5 million and $74.2 million, respectively, all of which were ceded to third parties. For both the quarter and six months ended June 30, 2024, the Company's gross written premiums from the Nephila Reinsurers under this fronting program were $168.0 million, all of which were ceded to third parties.

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

The amounts attributed to these arrangements are summarized in the following table.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Gross written premiums attributable to Hagerty	$304,106	$275,642	$524,033	$473,924
Premiums ceded to Hagerty Re	$234,459	$211,052	$404,144	$363,737

As of June 30, 2025 and December 31, 2024, reinsurance recoverables on the consolidated balance sheets included $314.7 million and $308.8 million, respectively, due from Hagerty Re.

10. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Quarter Ended June 30,		Six Months Ended June 30,
(shares in ones)	2025	2024	2025	2024
Issued and outstanding common shares, beginning of period	12,702,640	13,023,511	12,790,117	13,131,672
Issuance of common shares	1,406	2,603	3,664	3,987
Repurchase of common shares	(49,866)	(64,082)	(139,601)	(173,627)
Issued and outstanding common shares, end of period	12,654,180	12,962,032	12,654,180	12,962,032

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at December 31, 2024. In June 2025, the Company redeemed in full its outstanding 600,000 6.00% Fixed-Rate Reset Non-Cumulative Series A preferred shares for $1,000 per share, for an aggregate value of $600.0 million. At June 30, 2025, none of the Company's preferred shares were issued and outstanding. The Company declared and paid dividends on outstanding preferred shares of $18.0 million, or $30 per share, in both the quarters ended June 30, 2025 and 2024.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income to common shareholders	$631,039	$249,701	$752,753	$1,274,885
Adjustment and purchase of redeemable noncontrolling interests	1,301	(6,100)	34,642	(38,702)
Adjusted net income to common shareholders	$632,340	$243,601	$787,395	$1,236,183

Weighted average basic common shares outstanding	12,697	13,053	12,750	13,095
Weighted average dilutive potential common shares from restricted stock units and restricted stock	33	28	32	23
Weighted diluted common shares outstanding	12,730	13,081	12,782	13,118
Basic net income per common share	$49.80	$18.66	$61.76	$94.40
Diluted net income per common share	$49.67	$18.62	$61.60	$94.24

11. Contingencies

Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

12. Subsequent Event

On July 30, 2025, Markel Insurance announced an agreement to sell the renewal rights for business written in its Global Reinsurance division. In conjunction with the transaction, which is expected to close in August 2025, the Global Reinsurance division will enter into run-off. The transaction is subject to customary closing conditions. The Global Reinsurance division's gross premium volume in 2024 was $1.2 billion. As many of the contracts written within this division are multi-year agreements, the Company expects premiums to continue earning over the next two to three years and loss reserves are expected to take several additional years to run off.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included under Item 1 Financial Statements and our 2024 Annual Report on Form 10-K. The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of our holding company, Markel Group Inc. (Markel Group), and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation. This section is divided into the following sections:

•Business Overview
•Results of Operations
•Financial Condition
•Critical Accounting Estimates
•Safe Harbor and Cautionary Statement

Business Overview

Markel Group is a holding company comprised of a diverse family of businesses and investments. The leadership teams of our businesses operate with a high degree of independence, while at the same time living the values that we call the Markel Style. Our specialty insurance business, Markel Insurance, sits at the core of our company. Through decades of sound underwriting, Markel Insurance has provided the capital base from which we built a system of businesses and investments that collectively increase Markel Group's durability and adaptability. We aspire to build one of the world's great companies by creating win-win-win outcomes for our customers, associates and shareholders. We deploy three financial engines in pursuit of this goal.

Insurance - markets and underwrites specialty insurance products

Investments - invests capital held within our insurance operations, as well as capital allocated by Markel Group, in fixed maturity and equity securities

Markel Ventures - owns controlling interests in a diverse portfolio of businesses that operate in a variety of industries

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

Insurance

Our insurance operations are comprised of the following businesses:

•Markel Insurance - global specialty insurer
•State National - automobile collateral protection coverage and fronting services provider
•Nephila - insurance-linked securities (ILS) investment manager

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

Within our insurance operations, we have a suite of capabilities through which we can access capital to support our customers' risks, which includes our own capital, as well as third-party capital through our State National and Nephila businesses. We seek to differentiate ourselves from competitors by our specialized product expertise, exceptional customer service, continuity and other value-based considerations, including the multiple platforms through which we can manage risk and deploy capital. For example, we leverage the capabilities of our highly rated underwriting subsidiaries to front reinsurance contracts in support of Nephila's business plans. Additionally, in 2024, State National partnered with Markel Insurance's International division to expand State National's fronting services internationally.

Markel Insurance

Markel Insurance is a specialty insurance business comprised of a network of subsidiaries that underwrite hard-to-place risks across the globe. Markel Insurance's business is organized into four divisions: U.S. Wholesale and Specialty, Programs and Solutions, International and Global Reinsurance. These divisions underwrite a variety of specialty insurance products and also include certain other insurance-related operations and strategic investments that complement and support the underwriting activities. Markel Insurance also includes the run-off of certain business previously written on its underwriting subsidiaries that are not managed through these divisions. These include the discontinued intellectual property collateral protection insurance (IP CPI) product line, life and annuity reinsurance business and certain asbestos and environmental exposures. In evaluating the overall returns of our Markel Insurance business, we consider the operating income from underwriting activities included in our Markel Insurance segment, as well as the investment earnings on the capital held by its underwriting subsidiaries, which are included in our Investing segment.

The U.S. Wholesale and Specialty division is Markel Insurance's core U.S. specialty insurance business, which includes business written through both wholesale and retail channels on both an excess and surplus and admitted basis. Principal lines of business include general liability, professional liability and property, all of which we also offer on a binding authority basis.

The Programs and Solutions division offers a portfolio of highly specialized insurance products in the U.S., including personal lines, programs and partnerships, credit and surety coverages, workers' compensation and small commercial lines, as well as specialty lines written from its Bermuda platform. The Programs and Solutions division also provides fronting services for Nephila in support of their insurance-linked securities fund management operations and the portfolio of risks assumed by their investors.

The International division offers specialty insurance products outside of the U.S. and Bermuda, operating in 15 countries across the globe. Principal lines of business include marine and energy, professional liability, general liability, credit and surety, property and other coverages tailored for unique exposures.

The Global Reinsurance division includes casualty and specialty reinsurance products offered to other insurance and reinsurance companies. Principal lines of business include general liability, professional liability, marine and energy, workers' compensation and credit and surety.

On July 30, 2025, Markel Insurance announced an agreement to sell the renewal rights for its Global Reinsurance business. In conjunction with the transaction, which is expected to close in August 2025, the Global Reinsurance division will enter into run-off. The transaction is subject to customary closing conditions. The Global Reinsurance division's gross premium volume in 2024 was $1.2 billion. As many of the contracts written within this division are multi-year agreements, we expect premiums to continue earning over the next two to three years and loss reserves are expected to take several additional years to run off.

State National

Our State National business consists of program services and lender services operations. The program services operations generate fee revenues in the form of ceding fees in exchange for fronting insurance and reinsurance business for other insurance carriers. The lender services operations write collateral protection insurance on a risk-bearing basis for automobile and other vehicle loans in the U.S. The results of our State National business are reported within our other insurance operations and are not included in a reportable segment.

Although we reinsure substantially all of the risks inherent in our program services operations, we have certain programs that contain limits on our reinsurers' obligations to us that expose us to underwriting risk, including loss ratio caps, aggregate reinsurance limits or exclusion of the credit risk of producers. Under certain programs, we also bear underwriting risk for annual aggregate agreement year losses in excess of a limit that we believe is unlikely to be exceeded.

Nephila

Nephila Holdings Ltd. (together with its subsidiaries, Nephila) provides insurance-linked securities investment and insurance management services to investors through which it offers alternative capital to the insurance and reinsurance markets while providing the investors with investment strategies that typically are uncorrelated with traditional asset classes. Nephila generates fee revenues in the form of management fees for investment management services. The results of Nephila are reported within our other insurance operations and are not included in a reportable segment.

See note 9 of the notes to consolidated financial statements for further details regarding transactions with entities managed through our Nephila operations, which include several Bermuda-based private funds (the Nephila Funds) and Bermuda-licensed reinsurers and Lloyd's syndicates (collectively, the Nephila Reinsurers).

Investments

Our investment operations manage the capital held within our insurance operations, as well as capital held by the Markel Group holding company. Invested assets managed through our investment operations include our portfolio of publicly traded fixed maturity and equity securities, as well as cash and short-term investments. Substantially all of our investment portfolio is managed by company employees, which helps minimize costs in our investment operations.

Our insurance operations provide our investment operations with steady inflows of premiums. These funds are invested predominantly in high-quality government and municipal bonds and mortgage-backed securities that generally match the duration and currency of our loss reserves. We typically hold these investments until maturity. As a result, unrealized holding gains and losses on these securities are generally expected to reverse as the securities mature. Premiums collected through our insurance operations may also be held as short-term investments or cash and cash equivalents to provide short-term liquidity for projected claims payments, reinsurance costs and operating expenses.

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

Results of Operations

The following table presents the components of operating revenues.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Markel Insurance segment	$2,070,215	$2,010,477	$4,091,058	$4,061,337
Other insurance operations	161,852	137,791	328,822	272,649
Insurance operations	2,232,067	2,148,268	4,419,880	4,333,986
Net investment income	228,126	220,454	463,727	437,658
Net investment gains (losses)	580,223	(130,017)	431,152	772,264
Other	14,064	9,357	9,454	30,203
Investing segment	822,413	99,794	904,333	1,240,125
Markel Ventures segment	1,548,286	1,453,781	2,677,658	2,594,387
Total operating revenues	$4,602,766	$3,701,843	$8,001,871	$8,168,498

The following table presents the components of operating income and comprehensive income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Operating income:
Markel Insurance segment	$60,337	$123,896	$136,619	$218,624
Other insurance operations	68,075	53,029	136,829	94,126
Insurance operations	128,412	176,925	273,448	312,750
Investing segment	822,413	99,794	904,333	1,240,125
Markel Ventures segment	207,728	177,498	310,238	281,413
Amortization of acquired intangible assets	(51,213)	(44,237)	(98,155)	(88,522)
Operating income	1,107,340	409,980	1,389,864	1,745,766
Interest expense	(53,076)	(52,597)	(105,216)	(98,145)
Net foreign exchange gains (losses)	(191,909)	8,711	(264,542)	60,211
Income tax expense	(185,170)	(76,244)	(213,574)	(368,800)
Net income attributable to noncontrolling interests	(20,037)	(22,149)	(27,670)	(46,147)
Net income to shareholders	657,148	267,701	778,862	1,292,885
Preferred stock dividends and redemption premiums	(26,109)	(18,000)	(26,109)	(18,000)
Net income to common shareholders	631,039	249,701	752,753	1,274,885
Other comprehensive income (loss) to shareholders	210,363	(23,345)	436,319	(140,144)
Comprehensive income to shareholders	$867,511	$244,356	$1,215,181	$1,152,741

The change in operating income and comprehensive income to shareholders for the quarter and six month periods was driven by the differences in unrealized gains and losses on our equity securities across the periods. Additionally, the change in comprehensive income to shareholders was driven by the difference in unrealized gains and losses on our fixed maturity securities across the periods.

The components of comprehensive income to shareholders are discussed in further detail under "Insurance Results," "Investing Results," "Markel Ventures Results," "Other" and "Other Comprehensive Income (Loss) to Shareholders."

Insurance Results

Our insurance operations include our Markel Insurance business, as well as our other insurance operations, which are primarily comprised of our State National and Nephila businesses.

Underwriting profits are a key component of our strategy to build shareholder value through our Markel Insurance business. The property and casualty insurance industry commonly defines underwriting profit or loss as earned premiums net of losses and loss adjustment expenses and underwriting, acquisition and insurance expenses. We use underwriting profit or loss and the combined ratio as a basis for evaluating our underwriting performance. The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums. The combined ratio is the sum of the loss ratio and the expense ratio. The loss ratio represents the relationship of incurred losses and loss adjustment expenses to earned premiums. The expense ratio represents the relationship of underwriting, acquisition and insurance expenses to earned premiums. A combined ratio less than 100% indicates an underwriting profit, while a combined ratio greater than 100% reflects an underwriting loss.

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

In addition to the U.S. GAAP combined ratio, loss ratio and expense ratio, we also evaluate our underwriting performance using measures that exclude the impacts of certain items on these ratios. We believe these adjusted measures, which are non‑GAAP measures, provide financial statement users with a better understanding of the significant factors that comprise our underwriting results and how management evaluates underwriting performance.

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

Markel Insurance

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Underwriting	$2,808,823	$2,852,600	(2)%	$5,602,229	$5,551,048	1%
Fronting	1,293,649	811,895	59%	1,671,794	1,120,724	49%
Gross premium volume	$4,102,472	$3,664,495	12%	$7,274,023	$6,671,772	9%
Net written premiums	$2,165,255	$2,210,144	(2)%	$4,403,931	$4,364,629	1%
Earned premiums	$2,063,622	$2,004,166	3%	$4,080,161	$4,050,645	1%
Underwriting profit	$63,200	$124,134	(49)%	$143,362	$221,094	(35)%
Operating income	$60,337	$123,896	(51)%	$136,619	$218,624	(38)%

Underwriting Ratios (1)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	64.5%	66.6%	(2.1)	66.0%	65.4%	0.6
Prior accident years loss ratio	(3.8)%	(7.2)%	3.4	(5.6)%	(5.5)%	(0.1)
Loss ratio	60.7%	59.3%	1.4	60.4%	59.9%	0.5
Expense ratio	36.3%	34.5%	1.8	36.1%	34.7%	1.4
Combined ratio	96.9%	93.8%	3.1	96.5%	94.5%	2.0

Current accident year loss ratio catastrophe impact (2)	(0.3)%	—%	(0.3)	1.5%	—%	1.5

Current accident year loss ratio, excluding catastrophes impact	64.7%	66.6%	(1.9)	64.5%	65.4%	(0.9)
Combined ratio, excluding current year catastrophes impact	97.2%	93.8%	3.4	95.0%	94.5%	0.5
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.

Premiums

The modest decrease in underwriting gross premium volume in our Markel Insurance segment for the quarter ended June 30, 2025 was driven by unfavorable timing differences on two large reinsurance contract renewals, as well as the impact of exiting our risk-managed directors and officers product line from our U.S. and Europe-based platforms. We concluded that the rates on the business written from these platforms are inadequate to meet our profitability targets, therefore, we stopped writing this product from these platforms. We continue to write select risk-managed directors and officers accounts from our Bermuda-based platform. These premium decreases were partially offset by the favorable impact of rate increases and new business on our personal lines and general liability product lines.

The modest increase in underwriting gross premium volume in our Markel Insurance segment for the six months ended June 30, 2025 was driven by significant growth within our personal lines product lines, as well as rate increases and new business within our general liability and programs product lines. These increases were largely offset by the impact of unfavorable timing differences on reinsurance contract renewals and lower premium volume in our professional liability product lines, as a result of exiting certain product lines that did not meet our profitability targets, as previously discussed.

For both the quarter and six months ended June 30, 2025, the increase in fronting gross premium volume was driven by growth of our property catastrophe programs with the Nephila Reinsurers.

Net retention of underwriting gross premium volume for both the quarters ended June 30, 2025 and 2024 was 77%. Net retention of underwriting gross premium volume was 79% for both the six months ended June 30, 2025 and 2024. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

For the quarter and six months ended June 30, 2025, the increase in earned premiums was primarily due to higher premium volume within our personal lines and programs product lines in recent periods.

Rate Discussion

In the first half of 2025, we achieved modest rate increases across our diversified product portfolio. We examine each of our product classes regularly by evaluating pricing and exposure, underwriting terms and conditions, deal structure, including limits and attachment points, and our expectations around loss cost trends, among other things. We target premium growth only in product lines where we are confident in the levels of rate adequacy.

Product lines achieving the most notable rate increases include our U.S. general liability product lines, as well as certain personal lines and programs product lines. We continue to be cautious in selecting which risks to pursue and how much limit to deploy within certain subclasses of our U.S. general liability portfolio as we rebalance our portfolio, however the rate increases have generally been in line with, or better than, our assumptions on loss cost trends. As a result of the rate increases being achieved in our personal lines and programs product lines, we are increasing our premium writings in these lines.

Product lines with notable rate decreases include our workers' compensation, energy and cyber portfolios and, more recently, our U.S. property product lines as market conditions have softened.

Within our professional liability product lines, we are seeing moderate rate decreases on many of our subclasses. In our international professional liability portfolio, we believe the business is adequately priced overall, and we are opportunistically growing premiums within those subclasses where we believe the current rates are sufficient to meet our profitability targets.

Natural Catastrophes

Underwriting results for the six months ended June 30, 2025 included $60.9 million of net losses and loss adjustment expenses attributed to the series of wildfires that occurred in southern California in January 2025 (California Wildfires). In the second quarter of 2025, we reduced our initial estimate of losses attributable to the California Wildfires by $5.2 million as more information became available. While we believe our net reserves for the California Wildfires as of June 30, 2025 are adequate, we continue to closely monitor reported claims and may further adjust our estimate of ultimate net losses as new information becomes available.

Intellectual Property Collateral Protection Insurance

We have continued to recognize losses on our discontinued IP CPI product line in 2025, in amounts consistent with our expectations. For the quarter and six months ended June 30, 2025, net losses and loss adjustment expenses on our IP CPI product line totaled $26.4 million and $42.6 million, respectively, or one point on both the quarter-to-date and year-to-date Markel Insurance segment combined ratios. Net losses and loss adjustment expenses on our IP CPI product line for the quarter and six months ended June 30, 2024 were $56.4 million and $96.8 million, respectively, or three and two points, on the quarter-to-date and year-to-date Markel Insurance segment combined ratios, respectively. We believe the amount of losses on this product line in 2025 will be less than what we recognized in 2024.

Combined Ratio

The Markel Insurance segment's combined ratio for the quarter and six months ended June 30, 2025 was unfavorably impacted by losses attributable to certain lines of business that we have exited.

In the second quarter of 2025, adverse development on prior accident years loss reserves for the run-off U.S. and Europe-based risk-managed directors and officers product lines totaled $127.0 million, or six points and three points, on the quarter-to-date and year-to-date Markel Insurance segment combined ratios, respectively.

In the quarter and six months ended June 30, 2025, adverse development on prior accident years loss reserves attributable to the Global Reinsurance division, which is entering run-off, was $49.5 million and $31.9 million, respectively, which added two points and one point to the quarter-to-date and year-to-date Markel Insurance segment combined ratios, respectively. In the second quarter of 2025, we engaged a third party to perform a review of reserves on the Global Reinsurance division's general liability product lines, which resulted in increases to prior accident years loss reserves, as well as current accident year loss ratios, in order to increase the level of caution in the loss reserves.

Additionally, losses on our discontinued IP CPI product line added one point to both the Markel Insurance 2025 quarter-to-date and year-to-date combined ratios.

Combined Ratio: Quarter-to-Date

The increase in the Markel Insurance segment's combined ratio for the quarter ended June 30, 2025 compared to the same period of 2024 was primarily attributable to less favorable development on prior accident years loss reserves.

The decrease in the Markel Insurance segment's current accident year loss ratio for the quarter ended June 30, 2025 was primarily attributable to lower losses on our discontinued IP CPI product line and a favorable impact from changes in mix of business, as our growing lines of business generally have lower attritional loss ratios than the lines of business for which we have reduced our premium writings.

The Markel Insurance segment's combined ratio for the quarter ended June 30, 2025 included $78.9 million of favorable development on prior accident years loss reserves compared to $145.1 million for the same period of 2024. The decrease in favorable development was primarily attributable to adverse development on our general liability and professional liability product lines in the second quarter of 2025 compared to favorable development in the same period of 2024. Adverse development on our general liability product lines in 2025 was driven by the increases in prior accident years loss reserves within our Global Reinsurance division, as previously discussed. Adverse development on our professional liability product lines in the second quarter of 2025 was driven by our run-off risk-managed directors and officers product lines, as previously discussed, and was most significant on the 2019 to 2023 accident years. These decreases were partially offset by more favorable development on several product lines, most notably our property and marine and energy product lines, in the second quarter of 2025 compared to the same period of 2024.

For the quarter ended June 30, 2025, favorable development was most significant on the more recent accident years within our property and marine and energy product lines. The favorable development on prior years loss reserves in the second quarter of 2024 was most significant on our international professional liability product lines.

The increase in the Markel Insurance segment's expense ratio for the quarter ended June 30, 2025 compared to the same period of 2024 was primarily attributable to higher personnel costs, including increased severance costs related to recent organizational changes, and professional fees, including costs incurred in connection with activist shareholder activities and the Board-led review.

Combined Ratio: Year-to-Date

Excluding losses attributed to natural catastrophes, the modest increase in the Markel Insurance segment's combined ratio for the six months ended June 30, 2025 compared to the same period of 2024 was primarily attributable to a higher expense ratio.

Excluding losses attributed to natural catastrophes, the decrease in the Markel Insurance segment's current accident year loss ratio for the six months ended June 30, 2025 was due to the same factors as discussed on a quarter-to-date basis.

The Markel Insurance segment's combined ratio for the six months ended June 30, 2025 included $227.8 million of favorable development on prior accident years loss reserves compared to $224.1 million for the same period of 2024. For the six months ended June 30, 2025, favorable development was most significant on the more recent accident years within our marine and energy, property, professional liability and workers' compensation product lines. Favorable development on our professional liability product lines in the first half of 2025 was net of adverse development on our run-off risk-managed directors and officers product lines, as previously discussed. Favorable development on prior years loss reserves in the first half of 2024 was most significant on our international professional liability and marine and energy product lines, as well as our property product lines.

The increase in the Markel Insurance segment's expense ratio for the six months ended June 30, 2025 compared to the same period of 2024 was due to the same factors as discussed on a quarter-to-date basis.

Markel Insurance - Divisional Results

The following tables present the divisional results of the Markel Insurance segment.

Quarter-to-Date

	Quarter Ended June 30, 2025
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Underwriting	$828,772	$980,901	$677,471	$321,676	$3	$2,808,823
Fronting	—	1,293,649	—	—	—	1,293,649
Gross premium volume	$828,772	$2,274,550	$677,471	$321,676	$3	$4,102,472
Net written premiums	$673,926	$619,526	$588,750	$283,980	$(927)	$2,165,255

Earned premiums	$659,902	$576,858	$535,088	$285,404	$6,370	$2,063,622
Losses and loss adjustment expenses:
Current accident year - attritional	(448,476)	(363,154)	(272,263)	(226,851)	(25,057)	(1,335,801)
Current accident year - catastrophe	(60)	(253)	5,000	500	—	5,187
Prior accident years	2,516	51,808	75,144	(49,534)	(1,000)	78,934
Underwriting, acquisition and insurance expenses	(224,447)	(215,154)	(223,246)	(82,844)	(3,051)	(748,742)
Underwriting profit (loss)	$(10,565)	$50,105	$119,723	$(73,325)	$(22,738)	$63,200
Services and other revenues	—	5,824	829	—	(60)	6,593
Services and other expenses	—	(2,365)	(2,543)	—	(4,548)	(9,456)
Operating income (loss)	$(10,565)	$53,564	$118,009	$(73,325)	$(27,346)	$60,337

Current accident year loss ratio	68.0%	63.0%	49.9%	79.3%		64.5%
Prior accident years loss ratio	(0.4)%	(9.0)%	(14.0)%	17.4%		(3.8)%
Loss ratio	67.6%	54.0%	35.9%	96.7%		60.7%
Expense ratio	34.0%	37.3%	41.7%	29.0%		36.3%
Combined ratio	101.6%	91.3%	77.6%	125.7%		96.9%

	Quarter Ended June 30, 2024
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Underwriting	$873,528	$912,458	$646,621	$436,220	$(16,227)	$2,852,600
Fronting	—	811,895	—	—	—	811,895
Gross premium volume	$873,528	$1,724,353	$646,621	$436,220	$(16,227)	$3,664,495
Net written premiums	$674,649	$575,168	$546,304	$415,166	$(1,143)	$2,210,144

Earned premiums	$701,226	$538,522	$480,665	$276,071	$7,682	$2,004,166
Losses and loss adjustment expenses:
Current accident year - attritional	(482,136)	(340,960)	(263,419)	(195,641)	(52,384)	(1,334,540)
Current accident year - catastrophe	—	—	—	—	—	—
Prior accident years	18,024	32,795	101,864	(3,728)	(3,820)	145,135
Underwriting, acquisition and insurance expenses	(231,793)	(182,300)	(197,237)	(77,307)	(1,990)	(690,627)
Underwriting profit (loss)	$5,321	$48,057	$121,873	$(605)	$(50,512)	$124,134
Services and other revenues	—	4,850	1,810	—	(349)	6,311
Services and other expenses	—	(1,048)	(2,505)	—	(2,996)	(6,549)
Operating income (loss)	$5,321	$51,859	$121,178	$(605)	$(53,857)	$123,896

Current accident year loss ratio	68.8%	63.3%	54.8%	70.9%		66.6%
Prior accident years loss ratio	(2.6)%	(6.1)%	(21.2)%	1.4%		(7.2)%
Loss ratio	66.2%	57.2%	33.6%	72.2%		59.3%
Expense ratio	33.1%	33.9%	41.0%	28.0%		34.5%
Combined ratio	99.2%	91.1%	74.6%	100.2%		93.8%

U.S. Wholesale and Specialty

The 5% decrease in gross premium volume and 6% decrease in earned premiums within the U.S. Wholesale and Specialty division for the quarter ended June 30, 2025 was primarily due to the impact of exiting our U.S. risk-managed directors and officers product line from this platform. The U.S. Wholesale and Specialty division's combined ratio for the quarter ended June 30, 2025 increased two points primarily due to less favorable development on prior accident years loss reserves. In the second quarter of 2025, adverse development on our run-off U.S. risk-managed directors and officers product line was $89.8 million, or 14 points on the U.S. Wholesale and Specialty combined ratio.

Programs and Solutions

The 8% increase in underwriting gross premium volume and 7% increase in earned premiums within the Programs and Solutions division for the quarter ended June 30, 2025 was driven by more favorable rates and new business within our personal lines product lines, partially offset by the impact of exiting our European risk-managed directors and officers product line. The significant growth in fronting gross premium volume was driven by expansion of our property catastrophe programs with the Nephila Reinsurers.

The Programs and Solutions division's combined ratio for the quarter ended June 30, 2025 was consistent with the second quarter of 2024 at 91% as the impact of more favorable development on prior accident years loss reserves was offset by a higher expense ratio. Favorable development in the second quarter of 2025 was net of $37.2 million, or six points on the Programs and Solutions combined ratio, of adverse development on our run-off European risk-managed directors and officers product line.

International

The 5% increase in gross premium volume within the International division for the quarter ended June 30, 2025 was driven by modest increases on our general liability, professional liability and equine product lines. The 11% increase in earned premiums was driven by higher premium volume in recent periods across the portfolio. The International division's combined ratio for the quarter ended June 30, 2025 increased three points primarily due to less favorable development on prior accident years loss reserves, partially offset by a lower current accident year loss ratio.

Global Reinsurance

Gross premium volume within the Global Reinsurance division for the quarter ended June 30, 2025 decreased by 26% due to unfavorable timing differences on the renewal of two large contracts within our professional liability product lines, which were renewed in the second quarter of 2024 and the third quarter of 2025. These contracts had notable renewal decreases when renewed in the third quarter of 2025. Significant variability in gross premium volume can be expected in the Global Reinsurance division due to individually significant contracts and multi-year contracts.

The Global Reinsurance division's combined ratio for the quarter ended June 30, 2025 increased 26 points primarily due to significant adverse development in the second quarter of 2025 and a higher current accident year attritional loss ratio. Adverse development was driven by $74.6 million of increases in prior accident years loss reserves within our general liability product lines due to greater severity than originally expected across older accident years and increases to more recent accident years to incorporate our loss experience on the older accident years. We also increased our current accident year loss ratios on these general liability product lines based on the loss experience on these older accident years. The increases in losses on our general liability product lines were due in part to the previously discussed reserve study conducted in the second quarter of 2025. The increases to prior accident years loss reserves within the general liability product lines were partially offset by favorable development within certain sub-classes of our professional liability product lines.

Year-to-Date

	Six Months Ended June 30, 2025
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Underwriting	$1,570,989	$1,787,129	$1,347,792	$898,603	$(2,284)	$5,602,229
Fronting	—	1,671,794	—	—	—	1,671,794
Gross premium volume	$1,570,989	$3,458,923	$1,347,792	$898,603	$(2,284)	$7,274,023
Net written premiums	$1,278,942	$1,164,369	$1,161,242	$801,082	$(1,704)	$4,403,931

Earned premiums	$1,322,531	$1,144,103	$1,044,483	$559,652	$9,392	$4,080,161
Losses and loss adjustment expenses:
Current accident year - attritional	(906,132)	(712,921)	(550,335)	(416,710)	(45,226)	(2,631,324)
Current accident year - catastrophe	(18,227)	(16,200)	(25,000)	(1,450)	—	(60,877)
Prior accident years	43,042	73,981	139,780	(31,860)	2,828	227,771
Underwriting, acquisition and insurance expenses	(450,260)	(423,205)	(432,569)	(160,299)	(6,036)	(1,472,369)
Underwriting profit (loss)	$(9,046)	$65,758	$176,359	$(50,667)	$(39,042)	$143,362
Services and other revenues	—	9,234	1,926	—	(263)	10,897
Services and other expenses	—	(4,805)	(5,343)	—	(7,492)	(17,640)
Operating income (loss)	$(9,046)	$70,187	$172,942	$(50,667)	$(46,797)	$136,619

Current accident year loss ratio	69.9%	63.7%	55.1%	74.7%		66.0%
Prior accident years loss ratio	(3.3)%	(6.5)%	(13.4)%	5.7%		(5.6)%
Loss ratio	66.6%	57.3%	41.7%	80.4%		60.4%
Expense ratio	34.0%	37.0%	41.4%	28.6%		36.1%
Combined ratio	100.7%	94.3%	83.1%	109.1%		96.5%

	Six Months Ended June 30, 2024
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Underwriting	$1,617,189	$1,642,473	$1,294,927	$998,352	$(1,893)	$5,551,048
Fronting	—	1,120,724	—	—	—	1,120,724
Gross premium volume	$1,617,189	$2,763,197	$1,294,927	$998,352	$(1,893)	$6,671,772
Net written premiums	$1,290,760	$1,067,540	$1,105,752	$901,622	$(1,045)	$4,364,629

Earned premiums	$1,432,966	$1,077,843	$984,867	$541,006	$13,963	$4,050,645
Losses and loss adjustment expenses:
Current accident year - attritional	(988,045)	(674,576)	(550,160)	(369,490)	(67,316)	(2,649,587)
Current accident year - catastrophe	—	—	—	—	—	—
Prior accident years	54,540	33,772	187,466	(6,007)	(45,669)	224,102
Underwriting, acquisition and insurance expenses	(476,691)	(376,529)	(391,311)	(153,698)	(5,837)	(1,404,066)
Underwriting profit (loss)	$22,770	$60,510	$230,862	$11,811	$(104,859)	$221,094
Services and other revenues	—	7,367	3,682	—	(357)	10,692
Services and other expenses	—	(2,098)	(4,904)	—	(6,160)	(13,162)
Operating income (loss)	$22,770	$65,779	$229,640	$11,811	$(111,376)	$218,624

Current accident year loss ratio	69.0%	62.6%	55.9%	68.3%		65.4%
Prior accident years loss ratio	(3.8)%	(3.1)%	(19.0)%	1.1%		(5.5)%
Loss ratio	65.1%	59.5%	36.8%	69.4%		59.9%
Expense ratio	33.3%	34.9%	39.7%	28.4%		34.7%
Combined ratio	98.4%	94.4%	76.6%	97.8%		94.5%

U.S. Wholesale and Specialty

The 3% decrease in gross premium volume and 8% decrease in earned premiums within the U.S. Wholesale and Specialty division for the six months ended June 30, 2025 was primarily due to the impact of exiting our U.S. risk-managed directors and officers product line from this platform. The U.S. Wholesale and Specialty division combined ratio for the six months ended June 30, 2025 increased two points primarily due to losses attributed to the California Wildfires in 2025. Favorable development in the first half of 2025 was net of $90.3 million, or 7 points on the U.S. Wholesale and Specialty combined ratio, of adverse development on our run-off U.S. risk-managed directors and officers product line.

Programs and Solutions

The 9% increase in gross premium volume and 6% increase in earned premiums within the Programs and Solutions division for the six months ended June 30, 2025 was driven by more favorable rates and new business within our personal lines and programs product lines, partially offset by the impact of exiting our European risk-managed directors and officers product line. The significant growth in fronting gross premium volume was driven by expansion of our property catastrophe programs with the Nephila Reinsurers.

The Programs and Solutions division's combined ratio for the six months ended June 30, 2025 was consistent with the first half of 2024 at 94% as the impact of more favorable development on prior accident years loss reserves was offset by a higher expense ratio and losses attributed to the California Wildfires in 2025. Favorable development in the first half of 2025 was net of $37.6 million, or three points on the Programs and Solutions combined ratio, of adverse development on our run-off European risk-managed directors and officers product line.

International

The 4% increase in gross premium volume within the International division for the six months ended June 30, 2025 was driven by modest increases on our general liability, professional liability and equine product lines. The 6% increase in earned premiums was driven by higher premium volume in recent periods across the portfolio. The International division's combined ratio for the six months ended June 30, 2025 increased seven points primarily due to less favorable development on prior accident years loss reserves and losses attributed to the California Wildfires in 2025, partially offset by a lower current accident year attritional loss ratio.

Global Reinsurance

Gross premium volume within the Global Reinsurance division for the quarter ended June 30, 2025 decreased by 10% due to unfavorable timing differences, as previously discussed. The Global Reinsurance division's combined ratio for the six months ended June 30, 2025 increased 11 points primarily due to the same factors as discussed on a quarter-to-date basis, however, these drivers had a less significant impact over the six month period.

Other Insurance Operations

The following tables present the components of operating revenues and operating income attributable to our other insurance businesses, which are not included in a reportable segment. We do not allocate amortization of acquired intangible assets to our operating segments, including our other insurance operations.

	Quarter Ended June 30,
	2025		2024
(dollars in thousands)	Operating revenues	Operating income	Operating revenues	Operating income
State National	$122,337	$49,134	$115,030	$41,210
Nephila	29,131	6,685	21,835	3,475
Other (1)	10,384	12,256	926	8,344
Other insurance operations	$161,852	$68,075	$137,791	$53,029
(1)    Other is primarily comprised of the results attributable to our minority investment in Velocity Holdco, LLC (Velocity) and to Markel CATCo Re (MCRe). Results attributable to MCRe for both periods were entirely attributable to noncontrolling interest holders in MCRe.

	Six Months Ended June 30,
	2025		2024
(dollars in thousands)	Operating revenues	Operating income	Operating revenues	Operating income (loss)
State National	$232,151	$84,165	$229,909	$72,518
Nephila	54,626	8,960	41,074	(2,130)
Other (1)	42,045	43,704	1,666	23,738
Other insurance operations	$328,822	$136,829	$272,649	$94,126
(1)    Other is primarily comprised of the results attributable to our minority investment in Velocity and to MCRe. Results attributable to MCRe for both periods were entirely attributable to noncontrolling interest holders in MCRe.

State National

The increase in operating revenues from our State National business for the quarter ended June 30, 2025 was primarily due to higher earned premiums within our lender services underwriting operations. The increase in operating income from our State National business for the quarter and six months ended June 30, 2025 was primarily attributable to an improved combined ratio within our lender services underwriting operations.

Nephila

The increase in operating revenues and operating income from our Nephila fund management operations for the quarter and six months ended June 30, 2025 was primarily attributable to the impact of a higher effective management fee rate.

Other

Operating revenues and operating income for the quarter and six months ended June 30, 2025 were primarily attributable to income related to our minority investment in Velocity, following the sale of its managing general agent operations in February 2025 and of its insurance carrier in May 2025.

Consolidated Underwriting Reconciliation

The following tables reconcile our Markel Insurance segment underwriting results to our consolidated underwriting operations.

	Quarter Ended June 30,
	2025				2024
(dollars in thousands)	Markel Insurance	State National	Eliminations	Consolidated	Markel Insurance	State National	Eliminations	Consolidated
Underwriting	$2,808,823	$77,845	$—	$2,886,668	$2,852,600	$68,787	$—	$2,921,387
Fronting	1,293,649	1,006,942	(42,768)	2,257,823	811,895	997,470	(18,622)	1,790,743
Gross premium volume	$4,102,472	$1,084,787	$(42,768)	$5,144,491	$3,664,495	$1,066,257	$(18,622)	$4,712,130

Earned premiums	$2,063,622	$78,069	$—	$2,141,691	$2,004,166	$72,933	$—	$2,077,099
Losses and loss adjustment expenses	(1,251,680)	(36,354)	—	(1,288,034)	(1,189,405)	(43,170)	—	(1,232,575)
Underwriting, acquisition and insurance expenses	(748,742)	(25,469)	—	(774,211)	(690,627)	(19,668)	—	(710,295)
Underwriting profit	$63,200	$16,246	$—	$79,446	$124,134	$10,095	$—	$134,229

Combined Ratio	96.9%	79.2%		96.3%	93.8%	86.2%		93.5%

	Six Months Ended June 30,
	2025				2024
(dollars in thousands)	Markel Insurance	State National	Eliminations	Consolidated	Markel Insurance	State National	Eliminations	Consolidated
Underwriting	$5,602,229	$149,455	$—	$5,751,684	$5,551,048	$146,505	$—	$5,697,553
Fronting	1,671,794	2,035,608	(96,365)	3,611,037	1,120,724	1,874,553	(40,301)	2,954,976
Gross premium volume	$7,274,023	$2,185,063	$(96,365)	$9,362,721	$6,671,772	$2,021,058	$(40,301)	$8,652,529

Earned premiums	$4,080,161	$150,904	$—	$4,231,065	$4,050,645	$154,081	$—	$4,204,726
Losses and loss adjustment expenses	(2,464,430)	(78,269)	—	(2,542,699)	(2,425,485)	(94,837)	—	(2,520,322)
Underwriting, acquisition and insurance expenses	(1,472,369)	(49,280)	—	(1,521,649)	(1,404,066)	(44,981)	—	(1,449,047)
Underwriting profit	$143,362	$23,355	$—	$166,717	$221,094	$14,263	$—	$235,357

Combined Ratio	96.5%	84.5%		96.1%	94.5%	90.7%		94.4%

Investing Results

We measure our investment performance by analyzing net investment income, which reflects the recurring interest and dividend earnings on our investment portfolio. We also analyze net investment gains, which include unrealized gains and losses on our equity portfolio. Based on the potential for volatility in the financial markets, we understand that the level of gains or losses may vary from one period to the next, and therefore believe that our investment performance is best analyzed over longer periods of time. As of June 30, 2025, the fair value of our equity portfolio included cumulative unrealized gains of $8.3 billion.

The following table summarizes our consolidated investment performance, which consists predominantly of the results of our Investing segment. Net investment gains or losses in any given period are typically attributable to changes in the fair value of our equity portfolio due to market value movements. The change in net unrealized losses on available-for-sale investments in any given period is typically attributable to changes in the fair value of our fixed maturity portfolio due to changes in interest rates during the period. In 2025, the change in net unrealized losses on available-for-sale investments was also driven by foreign exchange gains on available-for-sale securities denominated in a foreign currency attributed to changes in exchange rates during 2025. As of June 30, 2025, 96% of our fixed maturity portfolio was rated "AA" or better.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net investment income	$230,009	$223,061	$467,104	$441,330
Yield on fixed maturity securities (1)	3.5%	3.1%	3.5%	3.2%
Yield on short-term investments (1)	3.9%	4.7%	3.8%	4.8%
Yield on cash and cash equivalents and restricted cash and cash equivalents (1)	3.3%	4.0%	3.4%	3.7%

Net realized investment losses	$(16,596)	$(14,007)	$(18,397)	$(18,495)
Change in fair value of equity securities	596,819	(116,010)	449,549	790,759
Net investment gains (losses)	$580,223	$(130,017)	$431,152	$772,264

Return on equity securities (2)	5.4%	(0.8)%	4.5%	8.9%

Other (3)	$14,064	$9,357	$9,454	$30,203
Change in net unrealized losses on available-for-sale investments	$258,329	$(36,598)	$535,556	$(192,367)
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

The increase in net investment income for the quarter and six months ended June 30, 2025 was driven by higher interest income on fixed maturity securities due to a higher yield and higher average holdings of fixed maturity securities in 2025 compared to 2024. These increases were partially offset by lower interest income on our short-term investments and cash equivalents due in part to lower short-term interest rates, as well as lower average short-term investment holdings as we used proceeds from our May 2024 senior debt offering, which had been held in short-term investments, to redeem our preferred shares in the second quarter of 2025. We continue to allocate cash to money market funds and fixed maturity securities to take advantage of high interest rates. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Operating revenues	$1,548,286	$1,453,781	7%	$2,677,658	$2,594,387	3%
Segment operating income	$207,728	$177,498	17%	$310,238	$281,413	10%
EBITDA	$239,637	$207,139	16%	$374,382	$340,784	10%

For the quarter and six months ended June 30, 2025, the increases in operating revenues reflected the contribution of revenues from acquisitions totaling $36.8 million and $64.8 million, respectively, as well as increased demand at our construction services businesses. We acquired Valor and EPI in June 2024 and September 2024, respectively. The increase in operating revenues for the six months ended June 30, 2025 also reflected higher revenues from our equipment manufacturing businesses due to increased demand. For both the quarter and six months ended June 30, 2025, these increases in operating revenues were partially offset by lower demand at our transportation-related businesses.

For the quarter and six months ended June 30, 2025, the increases in segment operating income and EBITDA were primarily due to the impact of higher revenues and improved margins at our constructions services businesses, as well as contributions from Valor and EPI. These increases were offset by lower segment operating income and EBITDA at our transportation-related businesses for the quarter and six months ended June 30, 2025, primarily due to the impact of lower revenues.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Markel Ventures segment operating income	$207,728	$177,498	$310,238	$281,413
Depreciation expense	31,909	29,641	64,144	59,371
Markel Ventures segment EBITDA	$239,637	$207,139	$374,382	$340,784

Other

The following table presents the components of consolidated net income that are not allocated to our operating segments.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Amortization of acquired intangible assets	$51,213	$44,237	$98,155	$88,522
Interest expense	$53,076	$52,597	$105,216	$98,145
Net foreign exchange (gains) losses	$191,909	$(8,711)	$264,542	$(60,211)
Income tax expense	$185,170	$76,244	$213,574	$368,800

Effective tax rate			21%	22%

Interest Expense

The increase in interest expense for the quarter and six months ended June 30, 2025 compared to the same period of 2024 was primarily attributable to the issuance of our $600 million 6.0% unsecured senior notes in May 2024.

Net Foreign Exchange Gains and Losses

Net foreign exchange gains and losses are primarily due to the remeasurement of our foreign currency denominated insurance loss reserves to the U.S. Dollar. The predominant foreign currencies within our insurance operations are the Euro and the British Pound. The U.S. Dollar weakened against the Euro and the British Pound during the first half of 2025, while it strengthened against these currencies during the first half of 2024. Our exposure to foreign currency exchange rates is largely hedged through our available-for-sale investment portfolio, where we hold securities that generally match the currencies of our loss reserves. We also purchase foreign currency forward contracts to further manage unmatched foreign currency exposures. Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized losses on available-for-sale investments in other comprehensive income (loss), were gains of $158.4 million and $222.7 million for the quarter and six months ended June 30, 2025, respectively, compared to losses of $3.1 million and $45.5 million for the same periods of 2024.

Income Taxes

On July 4, 2025, the U.S. enacted legislation known as the One Big Beautiful Bill Act of 2025 (the 2025 Act) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the 2025 Act makes changes to certain U.S. corporate tax provisions, most of which are not effective until 2026. We do not expect the Act to have a material impact on our results of operations, financial condition or cash flows, however, we will continue to evaluate the impact of the 2025 Act.

Other Comprehensive Income (Loss) to Shareholders

The following table summarizes the components of other comprehensive income (loss) to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Change in net unrealized losses on available-for-sale investments, net of taxes	$202,512	$(28,870)	$420,889	$(151,572)
Change in discount rate for life and annuity benefits, net of taxes	(1,664)	5,973	5,714	12,391
Other, net of taxes	9,556	(436)	9,730	(891)
Other comprehensive income attributable to noncontrolling interest	(41)	(12)	(14)	(72)
Other comprehensive income (loss) to shareholders	$210,363	$(23,345)	$436,319	$(140,144)

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the benefit and protection of our policyholders, creditors and shareholders. Our consolidated debt to capital ratio was 20% at both June 30, 2025 and December 31, 2024, which is within the range of our target capital structure.

In June 2025, we redeemed in full our 600,000 6.00% Fixed-Rate Reset Non-Cumulative Series A preferred shares for $1,000 per share, for an aggregate value of $600.0 million. As of June 30, 2025, we had no preferred shares issued and outstanding.

Investments, cash and cash equivalents and restricted cash and cash equivalents (invested assets) were $35.3 billion and $34.2 billion at June 30, 2025 and December 31, 2024, respectively. The following table presents the composition of our invested assets.

	June 30, 2025	December 31, 2024
Fixed maturity securities	47%	46%
Equity securities	35%	34%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	18%	20%
Total	100%	100%

Our holding company had $3.6 billion and $4.3 billion of invested assets at June 30, 2025 and December 31, 2024, respectively. The decrease was attributable to cash used to redeem our preferred stock and repurchase shares of our common stock in 2025. The following table presents the composition of our holding company's invested assets.

	June 30, 2025	December 31, 2024
Fixed maturity securities	3%	3%
Equity securities	57%	48%
Short-term investments, cash and cash equivalents and restricted cash and cash equivalents	40%	49%
Total	100%	100%

We have a share repurchase program, authorized by our Board of Directors, that provides for the repurchase of up to $2 billion of common stock. As of June 30, 2025, $1.6 billion remained available for repurchases under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

We may from time to time seek to prepay, retire or repurchase our outstanding senior notes, through open market purchases, privately negotiated transactions or otherwise. Those prepayments, retirements or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

Cash Flows

Net cash provided by operating activities was $880.6 million for the six months ended June 30, 2025 compared to $1.2 billion for the same period of 2024. The decrease in net cash flows from operating activities for the six months ended June 30, 2025 compared to the same period in 2024 was due to higher gross claims payments and higher personnel costs in our insurance operations.

Net cash provided by investing activities was $83.4 million for the six months ended June 30, 2025 compared to net cash used by investing activities of $1.6 billion for the same period of 2024. During the six months ended June 30, 2025, net cash provided by investing activities included net sales of short-term investments of $729.0 million and net purchases of fixed maturity securities and equity securities of $485.6 million and $96.5 million, respectively. The net sales of short-term investments in 2025 were largely driven by the conversion of short-term investments to cash in order to redeem our preferred stock. During the six months ended June 30, 2024, net cash used by investing activities included net purchases of fixed maturity securities, equity securities and short-term investments of $785.1 million, $223.3 million and $161.3 million, respectively. Net cash used by investing activities in 2024 also included $154.4 million of net cash used for the acquisition of Valor. Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities and individual buy and sell decisions made in the normal course of our investment portfolio management.

For the six months ended June 30, 2025, net cash used by financing activities was $927.7 million, which included $600.0 million of cash used to redeem our preferred stock and $269.6 million of cash used to repurchase shares of our common stock. For the six months ended June 30, 2024, net cash provided by financing activities was $255.2 million, which included net proceeds of $592.6 million from the issuance of senior notes in May 2024, and was net of $260.2 million of cash used to repurchase shares of our common stock. Additionally, financing activities during the six months ended June 30, 2025 and 2024 reflected borrowings and repayments of debt at certain of our Markel Ventures businesses, primarily on revolving lines of credit.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under Item 1 Business, Item 1A Risk Factors, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A Quantitative and Qualitative Disclosures About Market Risk in our 2024 Annual Report on Form 10-K or under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Risk Factors" in this report, or are included in the items listed below:
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
•the compliance, or failure to comply, with covenants and other requirements under our credit facilities, senior debt and other indebtedness;
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
•adverse changes in our assigned financial strength, debt rating or outlook could adversely impact us, including our ability to attract and retain business, the amount of capital our insurance subsidiaries must hold and the availability and cost of capital;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. During the six months ended June 30, 2025, there were no material changes in our market risk exposures from those described in our 2024 Annual Report on Form 10-K.

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill its obligations to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables. During the six months ended June 30, 2025, there were no material changes in our credit risk exposures from those described in our 2024 Annual Report on Form 10‑K.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2025, we implemented a new actuarial reserving system within Markel Insurance to store, model and review actuarial data. The new system provides our actuarial reserving process with improved performance and additional functionality. Throughout the transition and upon implementation of the new system, we evaluated the impact of the new system on our internal control over financial reporting and added new controls or made updates to controls as necessary. There were no other changes in our internal control over financial reporting during the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Throughout the first half of 2025, the U.S. has announced new, as well as changes in, tariffs on a broad range of foreign imports. These tariffs, and any additional duties, tariffs and other trade barriers, imposed or modified by the U.S., and retaliatory or responsive countermeasures by other countries, may adversely affect the price and availability of goods for our businesses and the demand for our products. Additionally, any such measures or countermeasures may increase inflationary pressure on our insured losses and loss adjustment expenses. These impacts may be material, and our efforts to mitigate these impacts may not be successful and, even when they are successful, there may be a time lag before the impacts of these efforts are reflected in our results. See Item 1A Risk Factors in our 2024 Annual Report on Form 10-K for more discussion of these risks, including under:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our common share repurchases for the quarter ended June 30, 2025.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2025 through April 30, 2025	24,810	$1,775.39	24,810	$1,695,108
May 1, 2025 through May 31, 2025	15,312	$1,886.29	15,312	$1,666,225
June 1, 2025 through June 30, 2025	9,018	$1,943.32	9,018	$1,648,700
Total	49,140	$1,840.76	49,140	$1,648,700
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

Item 5. Other Information

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company's quarterly period ended June 30, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit No.	Document Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission June 4, 2025)

3.2	Bylaws, as amended and restated May 26, 2023 (incorporated by reference from Exhibit 3.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2023)

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

101
The following consolidated financial statements from Markel Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on July 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of July 2025.

Markel Group Inc.

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian J. Costanzo
Brian J. Costanzo
Chief Financial Officer
(Principal Financial Officer)