Form 10-Q
period 2025-09-30
MARKEL GROUP INC.
filed 2025-10-29
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at October 22, 2025: 12,610,250

Markel Group Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $17,386,303 in 2025 and $16,457,723 in 2024)	$17,259,981	$15,745,539
Equity securities (cost of $4,024,656 in 2025 and $3,887,820 in 2024)	12,787,616	11,784,521
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,115,757	2,524,910
Total Investments	32,163,354	30,054,970
Cash and cash equivalents	4,049,174	3,692,667
Restricted cash and cash equivalents	567,729	499,581
Receivables	4,268,847	3,626,799
Reinsurance recoverables	12,989,511	11,604,844
Deferred policy acquisition costs	984,401	875,710
Prepaid reinsurance premiums	3,704,576	2,947,213
Goodwill	2,820,761	2,735,867
Intangible assets	1,566,955	1,459,620
Other assets	4,276,254	4,400,711
Total Assets	$67,391,562	$61,897,982
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$29,137,969	$26,633,094
Life and annuity benefits	598,973	583,273
Unearned premiums	8,233,797	7,063,956
Payables to insurance and reinsurance companies	1,799,672	1,434,901
Senior long-term debt and other debt (estimated fair value of $3,872,000 in 2025 and $3,791,000 in 2024)	4,284,763	4,330,341
Other liabilities	4,741,022	4,383,444
Total Liabilities	48,796,196	44,429,009
Redeemable noncontrolling interests	536,045	540,034
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	591,891
Common stock	3,666,946	3,560,633
Retained earnings	14,512,739	13,380,456
Accumulated other comprehensive loss	(138,973)	(617,082)
Total Shareholders' Equity	18,040,712	16,915,898
Noncontrolling interests	18,609	13,041
Total Equity	18,059,321	16,928,939
Total Liabilities and Equity	$67,391,562	$61,897,982

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,205,773	$2,110,108	$6,436,838	$6,314,834
Net investment income	245,675	235,477	712,779	676,807
Products revenues	607,493	612,277	2,015,542	2,060,336
Services and other revenues	875,608	735,872	2,340,109	2,037,991
Total Operating Revenues	3,934,549	3,693,734	11,505,268	11,089,968

Net investment gains	432,886	917,530	864,038	1,689,794

OPERATING EXPENSES
Losses and loss adjustment expenses	1,253,826	1,290,612	3,796,525	3,810,934
Underwriting, acquisition, and insurance expenses	782,501	743,556	2,304,150	2,192,603
Products expenses	555,493	549,990	1,762,782	1,766,930
Services and other expenses	721,712	609,321	1,963,927	1,757,222
Amortization of acquired intangible assets	44,061	46,459	142,216	134,981
Total Operating Expenses	3,357,593	3,239,938	9,969,600	9,662,670
Operating Income	1,009,842	1,371,326	2,399,706	3,117,092
Interest expense	(50,678)	(53,361)	(155,894)	(151,506)
Foreign exchange gains (losses)	19,279	(111,612)	(245,263)	(51,401)
Income Before Income Taxes	978,443	1,206,353	1,998,549	2,914,185
Income tax expense	(214,656)	(259,411)	(428,230)	(628,211)
Net Income	763,787	946,942	1,570,319	2,285,974
Net income attributable to noncontrolling interests	(12,451)	(41,983)	(40,121)	(88,130)
Net Income to Shareholders	751,336	904,959	1,530,198	2,197,844
Preferred stock dividends and redemption premiums	—	—	(26,109)	(18,000)
Net Income to Common Shareholders	$751,336	$904,959	$1,504,089	$2,179,844

OTHER COMPREHENSIVE INCOME
Change in net unrealized losses on available-for-sale investments, net of taxes:
Net holding gains arising during the period	$50,995	$434,310	$464,734	$265,586
Reclassification adjustments for net gains (losses) in net income	(3,717)	254	3,433	17,406
Change in net unrealized losses on available-for-sale investments, net of taxes	47,278	434,564	468,167	282,992
Other, net of taxes	(5,537)	(10,041)	9,907	1,459
Total Other Comprehensive Income	41,741	424,523	478,074	284,451
Comprehensive Income	805,528	1,371,465	2,048,393	2,570,425
Comprehensive income attributable to noncontrolling interests	(12,402)	(42,007)	(40,086)	(88,226)
Comprehensive Income to Shareholders	$793,126	$1,329,458	$2,008,307	$2,482,199

NET INCOME PER COMMON SHARE
Basic	$59.44	$66.40	$120.92	$160.71
Diluted	$59.25	$66.25	$120.60	$160.42

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended September 30, 2025	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
June 30, 2025	$—	$3,659,041	$13,839,880	$(180,763)	$17,318,158	$18,626	$17,336,784	$531,339
Net income (loss)			751,336	—	751,336	(17)	751,319	12,468
Other comprehensive income (loss)			—	41,790	41,790	—	41,790	(49)
Comprehensive income (loss)					793,126	(17)	793,109	12,419
Repurchase of common stock	—	—	(74,393)	—	(74,393)	—	(74,393)	—
Equity awards expensed	—	8,331	—	—	8,331	—	8,331	—
Adjustment of redeemable noncontrolling interests	—	—	(4,653)	—	(4,653)	—	(4,653)	4,653
Other	—	(426)	569	—	143	—	143	(12,366)
September 30, 2025	$—	$3,666,946	$14,512,739	$(138,973)	$18,040,712	$18,609	$18,059,321	$536,045

Nine Months Ended September 30, 2025	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2024	$591,891	$3,560,633	$13,380,456	$(617,082)	$16,915,898	$13,041	$16,928,939	$540,034
Net income			1,530,198	—	1,530,198	5,563	1,535,761	34,558
Other comprehensive income (loss)			—	478,109	478,109	—	478,109	(35)
Comprehensive income					2,008,307	5,563	2,013,870	34,523
Repurchase of common stock	—	—	(344,014)	—	(344,014)	—	(344,014)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Redemption of preferred stock	(591,891)	—	(8,109)	—	(600,000)	—	(600,000)	—
Equity awards expensed	—	49,865	—	—	49,865	—	49,865	—
Acquisition of EPI	—	—	—	—	—	—	—	81,201
Adjustment of redeemable noncontrolling interests	—	56,883	(34,275)	—	22,608	—	22,608	(22,608)
Purchase of noncontrolling interests	—	—	7,381	—	7,381	—	7,381	(61,777)
Other	—	(435)	(898)	—	(1,333)	5	(1,328)	(35,328)
September 30, 2025	$—	$3,666,946	$14,512,739	$(138,973)	$18,040,712	$18,609	$18,059,321	$536,045

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

MARKEL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
(dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,570,319	$2,285,974
Adjustments to reconcile net income to net cash provided by operating activities	528,744	(185,913)
Net Cash Provided By Operating Activities	2,099,063	2,100,061
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls, and prepayments of fixed maturity securities	1,825,995	1,623,112
Cost of fixed maturity securities purchased	(2,703,340)	(2,923,357)
Proceeds from sales of equity securities	163,759	117,006
Cost of equity securities purchased	(290,362)	(434,996)
Net change in short-term investments	473,110	305,207
Cost of other investments purchased	(40,544)	(204,338)
Additions to property and equipment	(143,774)	(181,040)
Acquisitions, net of cash acquired	(60,003)	(207,231)
Other	139,252	21,276
Net Cash Used By Investing Activities	(635,907)	(1,884,361)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	712,075	1,278,485
Repayment of senior long-term debt and other debt	(761,385)	(716,543)
Repurchases of common stock	(344,014)	(389,089)
Dividends paid on preferred stock	(18,000)	(18,000)
Redemption of preferred stock	(600,000)	—
Purchase of noncontrolling interests	(61,777)	(46,492)
Other	(25,476)	(42,629)
Net Cash Provided (Used) By Financing Activities	(1,098,577)	65,732
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	60,076	13,051
Increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	424,655	294,483
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	4,192,248	4,332,034
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,616,903	$4,626,517

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Group Inc. (Markel Group) is a holding company comprised of a diverse group of businesses and investments with specialty insurance at its core. See note 2 for details regarding reportable segments.

a) Basis of Presentation. The consolidated balance sheet as of September 30, 2025 and the related consolidated statements of income and comprehensive income and changes in equity for the quarters and nine months ended September 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2024 was derived from Markel Group's audited annual consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of Markel Group and its consolidated subsidiaries, as well as variable interest entities (VIEs) that meet the requirements for consolidation (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates the results of its operating businesses outside of insurance on a one-month lag, with the exception of significant transactions or events that occur during the intervening period. Certain prior period amounts have been reclassified to conform to the current period presentation.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For a more complete description of the Company's business and accounting policies, readers are urged to review the Company's 2024 Annual Report on Form 10‑K.

Beginning with this Quarterly Report on Form 10-Q, the Company changed the presentation of its consolidated statements of income and comprehensive income to present net investment gains outside of operating revenues. Net investment gains continue to be included in net income. Prior periods have been conformed to this presentation.

b) Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires public companies, on an annual basis, to provide enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires public companies to, among other things, disaggregate income taxes paid by federal, state, and foreign taxes. ASU No. 2023-09 becomes effective for the Company's 2025 Annual Report on Form 10-K. The standard only impacts required disclosures and will not impact the Company's financial position, results of operations, or cash flows. The Company is currently evaluating the impact of ASU No. 2023-09 on its disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The standard requires disclosure of certain prescribed costs and expenses within the notes to consolidated financial statements. ASU No. 2024-03 becomes effective for the Company's 2027 Annual Report on Form 10-K. The standard only impacts required disclosures and will not impact the Company's financial position, results of operations, or cash flows. The Company is currently in the early stages of evaluating the impact of ASU No. 2024-23 on its disclosures.

2. Segment Reporting Disclosures

The Company has four reportable segments: Markel Insurance, Industrial, Financial, and Consumer and Other.

In the first half of 2025, management made changes to the structure and leadership of its insurance operations, resulting in changes to its operating and reportable segments, primarily the creation of the Markel Insurance segment. Markel Insurance's underwriting operations were previously reported through the Company's Insurance and Reinsurance segments.

Management made additional changes to the Company's operating and reportable segments in the third quarter of 2025 to reflect changes in how the chief operating decision maker assesses the Company's diverse set of businesses and investments. The businesses previously reported under the Markel Ventures segment, as well as the Company's State National and Nephila businesses, which previously were not included in a reportable segment, are now reported in three new reportable segments: Industrial, Financial, and Consumer and Other. Additionally, the results from the Company's investing activities, previously reported in the Investing segment, are now attributed to the Company's segments or corporate operations based on the subsidiary that holds the investments. Markel Insurance's subsidiaries hold the most significant portion of the Company's investments. Prior periods have been recast to conform to the current presentation.

The Markel Insurance segment is the Company's core specialty insurance business, which is comprised of underwriting and other insurance-related activities. The Markel Insurance segment aligns with its network of insurance subsidiaries under the common leadership of the Markel Insurance chief executive officer. In August 2025, Markel Insurance sold the renewal rights for business written in its Global Reinsurance division, and the division entered into run-off. The Global Reinsurance division's gross premium volume in 2024 was $1.2 billion. As many of the contracts previously written within this division are multi-year agreements, the Company expects premiums to continue earning over the next two to three years and loss reserves are expected to take several additional years to run off.

The Industrial segment consists of businesses that distribute building products, provide fire protection and life safety solutions, and manufacture a variety of products, including precast concrete, car hauler equipment, food processing equipment, flooring for dry van trailers, dredges, and wall systems. Other businesses in the Industrial segment provide equipment rental services and erosion control and stormwater management services.

The Financial segment consists of businesses that operate in the insurance services and investment management industries, including the Company's State National and Nephila businesses, as well as certain insurance-linked securities investment management businesses that are in run-off.

The Consumer and Other segment consists of businesses that produce ornamental houseplants, build homes, design leather handbags, and own and operate manufactured housing communities. Other businesses in the Consumer and Other segment provide information technology consulting services, retail intelligence, concierge primary care, and sponsorship of international teachers.

The Company's corporate operations, which are not an operating or reportable segment, are comprised of holding company activities, which include capital allocation, leadership support, and performing the responsibilities consistent with sound governance and required of a public company. Historically, corporate expenses were fully allocated to the Company's segment results, however, beginning in the third quarter of 2025, the Company discontinued allocating corporate expenses that are not integral to operating its underlying businesses.

Intersegment transactions primarily consist of loans from Markel Insurance to a corporate subsidiary to fund certain non-insurance acquisitions and from a corporate subsidiary to certain non-insurance businesses to fund strategic growth investments and projects. The Company's chief operating decision maker considers these loans, and the related interest income, to be similar to invested assets held by the respective segment. Interest income on these intersegment loans is included in the respective segment's profit and is eliminated in consolidation.

Segment profit for all of the Company's segments is measured by adjusted operating income, which does not include net investment gains, amortization of acquired intangible assets, or impairment of goodwill. Net investment gains and losses, which are primarily comprised of unrealized gains and losses on equity securities, are evaluated separately by the chief operating decision maker when assessing periodic segment financial performance due to the inherent volatility of these gains and losses, which can temporarily obscure the underlying segment performance. The chief operating decision maker believes such amounts are more meaningful when evaluated over longer periods of time. Amortization of acquired intangible assets and impairment of goodwill, which arise from purchase accounting for acquisitions, are not considered a cost of operating the underlying businesses.

a) The following tables summarize the Company's segment disclosures. The Company's chief operating decision maker reviews net investment gains and losses by segment separately from the Company's segment profit.

	Quarter Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$2,127,648	$—	$78,125	$—	$—	$2,205,773
Net investment income	223,409	—	10,020	—	12,246	245,675
Products revenues	—	425,714	—	181,779	—	607,493
Services and other revenues	47,349	624,247	73,356	109,635	21,021	875,608
Total operating revenues	2,398,406	1,049,961	161,501	291,414	33,267	3,934,549
Losses and loss adjustment expenses:
Current accident year - attritional	(1,346,411)	—	(43,364)	—	—	(1,389,775)
Current accident year - catastrophe	4,315	—	—	—	—	4,315
Prior accident years	129,100	—	2,534	—	—	131,634
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(440,568)	—	(5,489)	—	—	(446,057)
Other underwriting expenses	(318,605)	—	(17,839)	—	—	(336,444)
Products expenses	—	(365,957)	—	(189,536)	—	(555,493)
Services and other expenses	2,238	(582,702)	(35,936)	(84,506)	(20,806)	(721,712)
Adjusted operating income	$428,475	$101,302	$61,407	$17,372	$12,461	$621,017
Net investment gains						432,886
Amortization of acquired intangible assets						(44,061)
Interest expense						(50,678)
Net foreign exchange gains						19,279
Income before income taxes						$978,443

	Quarter Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains	$389,438	$—	$—	$—	$43,448	$432,886

	Quarter Ended September 30, 2024
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$2,035,773	$—	$74,335	$—	$—	$2,110,108
Net investment income	203,767	—	10,012	—	21,698	235,477
Products revenues	—	438,858	—	173,419	—	612,277
Services and other revenues	18,085	559,450	54,503	91,880	11,954	735,872
Total operating revenues	2,257,625	998,308	138,850	265,299	33,652	3,693,734
Losses and loss adjustment expenses:
Current accident year - attritional	(1,310,108)	—	(41,418)	—	—	(1,351,526)
Current accident year - catastrophe	(62,000)	—	—	—	—	(62,000)
Prior accident years	119,408	—	3,506	—	—	122,914
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(426,149)	—	(5,525)	—	—	(431,674)
Other underwriting expenses	(294,768)	—	(17,114)	—	—	(311,882)
Products expenses	—	(364,923)	—	(185,067)	—	(549,990)
Services and other expenses	(8,405)	(521,612)	1,353	(80,657)	—	(609,321)
Adjusted operating income (loss)	$275,603	$111,773	$79,652	$(425)	$33,652	$500,255
Net investment gains						917,530
Amortization of acquired intangible assets						(46,459)
Interest expense						(53,361)
Net foreign exchange losses						(111,612)
Income before income taxes						$1,206,353

	Quarter Ended September 30, 2024
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains	$709,130	$—	$10	$—	$208,390	$917,530

	Nine Months Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$6,207,809	$—	$229,029	$—	$—	$6,436,838
Net investment income	638,654	—	28,578	—	45,547	712,779
Products revenues	—	1,219,532	—	796,010	—	2,015,542
Services and other revenues	58,252	1,675,718	255,227	312,416	38,496	2,340,109
Total operating revenues	6,904,715	2,895,250	512,834	1,108,426	84,043	11,505,268
Losses and loss adjustment expenses:
Current accident year - attritional	(3,977,735)	—	(122,701)	—	—	(4,100,436)
Current accident year - catastrophe	(56,562)	—	—	—	—	(56,562)
Prior accident years	356,871	—	3,602	—	—	360,473
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(1,280,953)	—	(17,491)	—	—	(1,298,444)
Other underwriting expenses	(950,589)	—	(55,117)	—	—	(1,005,706)
Products expenses	—	(1,058,275)	—	(704,507)	—	(1,762,782)
Services and other expenses	(15,402)	(1,573,396)	(101,687)	(252,636)	(20,806)	(1,963,927)
Adjusted operating income	$980,345	$263,579	$219,440	$151,283	$63,237	$1,677,884
Net investment gains						864,038
Amortization of acquired intangible assets						(142,216)
Interest expense						(155,894)
Net foreign exchange losses						(245,263)
Income before income taxes						$1,998,549

	Nine Months Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains	$745,816	$—	$—	$—	$118,222	$864,038

	Nine Months Ended September 30, 2024
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$6,086,418	$—	$228,416	$—	$—	$6,314,834
Net investment income	583,349	—	29,797	—	63,661	676,807
Products revenues	—	1,280,894	—	779,442	—	2,060,336
Services and other revenues	35,449	1,503,654	175,798	284,421	38,669	2,037,991
Total operating revenues	6,705,216	2,784,548	434,011	1,063,863	102,330	11,089,968
Losses and loss adjustment expenses:
Current accident year - attritional	(3,959,695)	—	(133,451)	—	—	(4,093,146)
Current accident year - catastrophe	(62,000)	—	—	—	—	(62,000)
Prior accident years	343,510	—	702	—	—	344,212
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(1,270,322)	—	(17,578)	—	—	(1,287,900)
Other underwriting expenses	(854,661)	—	(50,042)	—	—	(904,703)
Products expenses	—	(1,073,044)	—	(693,886)	—	(1,766,930)
Services and other expenses	(21,567)	(1,454,278)	(39,436)	(241,941)	—	(1,757,222)
Adjusted operating income	$880,481	$257,226	$194,206	$128,036	$102,330	$1,562,279
Net investment gains						1,689,794
Amortization of acquired intangible assets						(134,981)
Interest expense						(151,506)
Net foreign exchange losses						(51,401)
Income before income taxes						$2,914,185

	Nine Months Ended September 30, 2024
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains (losses)	$1,300,433	$—	$(158)	$—	$389,519	$1,689,794

b) The chief operating decision maker also reviews capital expenditures attributable to the Industrial and Consumer and Other segments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Industrial	$24,267	$24,962	$58,136	$105,095
Consumer and Other	$14,848	$9,516	$41,471	$33,097

c) The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	September 30, 2025	December 31, 2024
Segment assets:
Markel Insurance	$44,398,876	$40,603,824
Industrial	3,931,643	3,878,918
Financial	12,899,959	11,059,318
Consumer and Other	1,870,391	1,540,514
Total segment assets	$63,100,869	$57,082,574
Corporate and eliminations	4,290,693	4,815,408
Total assets	$67,391,562	$61,897,982

d) As a result of the Company's segment changes, the Company reassessed its reporting units. For any changes in reporting units that required a reallocation of goodwill, the Company tested goodwill for impairment immediately prior to the change in reporting units and determined that there was no impairment of goodwill. The Company expects to complete its annual tests for goodwill impairment in the fourth quarter of 2025.

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

Upon consolidation, the purchase price was preliminarily allocated to the acquired assets and liabilities of EPI based on estimated fair value at the consolidation date. In the third quarter of 2025, the Company completed the process of determining the fair value of the assets acquired and liabilities assumed with EPI and recognized goodwill of $65.3 million, intangible assets of $182.0 million and redeemable noncontrolling interest of $81.2 million. The final purchase price allocation reflected no significant differences from the preliminary purchase price allocation. Goodwill is primarily attributable to expected future earnings and cash flow potential of EPI, and it is expected to be deductible for income tax purposes. Intangible assets include $160.0 million attributed to an indefinite-lived intangible asset for a designation from the U.S. Department of State that authorizes EPI to sponsor international teachers for placements in schools in the U.S. The remaining intangible assets include $10.0 million of trade names, $2.0 million of technology, and $10.0 million of other intangible assets, which are being amortized over 15 years, 5 years, and 15 years, respectively. Results attributable to EPI are included in the Company's Consumer and Other segment.

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

Upon acquisition, the purchase price was preliminarily allocated to the acquired assets and liabilities of Valor based on estimated fair value at the acquisition date. In the first quarter of 2025, the Company completed the process of determining the fair value of the assets acquired and liabilities assumed with Valor and recognized goodwill of $73.4 million and intangible assets of $92.5 million. The final purchase price allocation reflected differences from the preliminary purchase price allocation upon completion of a third-party valuation, including a $43.5 million increase in the amount recognized for intangible assets and an increase in the corresponding deferred tax liability. The final purchase price allocation adjustments resulted in a $34.2 million net decrease to goodwill from the preliminary amount recognized. Goodwill is primarily attributable to expected future earnings and cash flow potential of Valor, and a portion of it is not deductible for income tax purposes. Intangible assets include $82.0 million of customer relationships, $6.0 million of trade names, and $4.5 million of other intangible assets, which are being amortized over 17 years, 15 years, and 5 years, respectively. Results attributable to Valor are included in the Company's Industrial segment.

4. Investments

a) The following tables summarize the Company's available-for-sale investments. Agency mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes.

	September 30, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,621,479	$61,548	$(17,504)	$5,665,523
U.S. government-sponsored enterprises	1,604,245	19,744	(61,921)	1,562,068
Obligations of states, municipalities, and political subdivisions	3,732,612	34,511	(113,294)	3,653,829
Foreign governments, agencies, and supranationals	3,269,118	92,948	(79,566)	3,282,500
Agency mortgage-backed securities	2,866,218	25,412	(67,353)	2,824,277
Non-agency mortgage-backed securities	67,746	2	(703)	67,045
Corporate and university bonds	224,885	164	(20,310)	204,739
Total fixed maturity securities	17,386,303	234,329	(360,651)	17,259,981
Short-term investments	2,112,271	3,936	(450)	2,115,757
Investments, available-for-sale	$19,498,574	$238,265	$(361,101)	$19,375,738

	December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,147,365	$8,962	$(68,469)	$5,087,858
U.S. government-sponsored enterprises	1,445,171	2,976	(101,911)	1,346,236
Obligations of states, municipalities, and political subdivisions	3,813,146	5,866	(199,520)	3,619,492
Foreign governments, agencies, and supranationals	2,909,561	4,264	(207,302)	2,706,523
Agency mortgage-backed securities	2,771,589	2,096	(123,872)	2,649,813
Non-agency mortgage-backed securities	122,373	—	(4,343)	118,030
Corporate and university bonds	248,518	76	(31,007)	217,587
Total fixed maturity securities	16,457,723	24,240	(736,424)	15,745,539
Short-term investments	2,530,941	548	(6,579)	2,524,910
Investments, available-for-sale	$18,988,664	$24,788	$(743,003)	$18,270,449

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2025
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$382,948	$(954)	$1,102,470	$(16,550)	$1,485,418	$(17,504)
U.S. government-sponsored enterprises	72,182	(493)	735,876	(61,428)	808,058	(61,921)
Obligations of states, municipalities, and political subdivisions	173,841	(1,119)	1,897,264	(112,175)	2,071,105	(113,294)
Foreign governments, agencies, and supranationals	227,228	(3,597)	1,206,635	(75,969)	1,433,863	(79,566)
Agency mortgage-backed securities	122,647	(723)	1,442,223	(66,630)	1,564,870	(67,353)
Non-agency mortgage-backed securities	—	—	61,152	(703)	61,152	(703)
Corporate and university bonds	14,429	(254)	181,897	(20,056)	196,326	(20,310)
Total fixed maturity securities	993,275	(7,140)	6,627,517	(353,511)	7,620,792	(360,651)
Short-term investments	392,479	(450)	—	—	392,479	(450)
Total	$1,385,754	$(7,590)	$6,627,517	$(353,511)	$8,013,271	$(361,101)

At September 30, 2025, the Company held 950 available-for-sale securities in an unrealized loss position with a total estimated fair value of $8.0 billion and gross unrealized losses of $361.1 million. Of these 950 securities, 849 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $6.6 billion and gross unrealized losses of $353.5 million.

	December 31, 2024
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$1,593,711	$(27,213)	$1,444,869	$(41,256)	$3,038,580	$(68,469)
U.S. government-sponsored enterprises	415,333	(10,938)	691,781	(90,973)	1,107,114	(101,911)
Obligations of states, municipalities, and political subdivisions	1,133,275	(21,242)	2,024,298	(178,278)	3,157,573	(199,520)
Foreign governments, agencies, and supranationals	1,056,877	(29,890)	1,246,215	(177,412)	2,303,092	(207,302)
Agency mortgage-backed securities	757,562	(13,880)	1,710,436	(109,992)	2,467,998	(123,872)
Non-agency mortgage-backed securities	—	—	118,030	(4,343)	118,030	(4,343)
Corporate and university bonds	2,107	(137)	212,404	(30,870)	214,511	(31,007)
Total fixed maturity securities	4,958,865	(103,300)	7,448,033	(633,124)	12,406,898	(736,424)
Short-term investments	163,503	(6,579)	—	—	163,503	(6,579)
Total	$5,122,368	$(109,879)	$7,448,033	$(633,124)	$12,570,401	$(743,003)

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

The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is the result of a credit loss. All available-for-sale securities with unrealized losses are reviewed. The Company considers many factors in completing its quarterly review of securities with unrealized losses for credit-related impairment to determine whether a credit loss exists, including the extent to which fair value is below cost, the implied yield to maturity, rating downgrades of the security, and whether or not the issuer has failed to make scheduled principal or interest payments. The Company also takes into consideration information about the financial condition of the issuer and industry factors that could negatively impact the issuer.

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses for any available-for-sale securities as of September 30, 2025 or December 31, 2024. As of September 30, 2025 and December 31, 2024, gross unrealized losses on available-for-sale securities were the result of declines in the fair value of the investments due to increases in interest rates, which are expected to reverse as the securities mature, and foreign currency movements related to available-for-sale securities denominated in a foreign currency.

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

c) The amortized cost and estimated fair value of fixed maturity securities at September 30, 2025 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,792,801	$1,791,213
Due after one year through five years	6,637,351	6,670,523
Due after five years through ten years	4,815,043	4,792,723
Due after ten years	1,207,144	1,114,200
	14,452,339	14,368,659
Mortgage-backed securities	2,933,964	2,891,322
Total fixed maturity securities	$17,386,303	$17,259,981

d) The following table presents the components of net investment income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Interest:
Fixed maturity securities	$155,645	$131,424	$444,819	$372,089
Short-term investments	19,406	30,971	58,659	94,809
Cash and cash equivalents and restricted cash and cash equivalents	37,483	41,220	112,980	122,840
Dividends on equity securities	35,762	36,739	110,769	101,263
	248,296	240,354	727,227	691,001
Investment expenses	(2,621)	(4,877)	(14,448)	(14,194)
Net investment income	$245,675	$235,477	$712,779	$676,807

e) The following table presents the components of net investment gains included in net income and the change in net unrealized losses included in other comprehensive income. Gross realized investment gains and losses on fixed maturity securities, short-term investments, and other investments were not material to the consolidated financial statements and are presented on a net basis in the following table.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Fixed maturity securities, short-term investments, and other investments:
Net realized investment gains (losses)	$4,695	$13,891	$(13,702)	$(4,604)
Equity securities:
Change in fair value of securities sold during the period	(1,795)	(6,652)	1,345	(11,263)
Change in fair value of securities held at the end of the period	429,986	910,291	876,395	1,705,661
Total change in fair value	428,191	903,639	877,740	1,694,398
Net investment gains	$432,886	$917,530	$864,038	$1,689,794
Change in net unrealized losses on available-for-sale investments included in other comprehensive income:
Fixed maturity securities	$60,844	$546,386	$585,862	$361,659
Short-term investments	(1,021)	4,858	9,517	(2,782)
Net increase	$59,823	$551,244	$595,379	$358,877

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
•Level 2 – Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and market-corroborated inputs.
•Level 3 – Inputs to the valuation methodology are unobservable for the asset or liability and are significant to the fair value measurement.

In accordance with ASC 820, the Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods, including the market, income, and cost approaches. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The following section describes the valuation methodologies used by the Company to measure assets and liabilities at fair value, including an indication of the level within the fair value hierarchy in which each asset or liability is generally classified.

Available-for-sale investments and equity securities. Available-for-sale investments and equity securities are recorded at fair value on a recurring basis. Available-for-sale investments include fixed maturity securities and short-term investments. Fair value is determined by the Company after considering various sources of information, including information provided by a third-party pricing service. The pricing service provides prices for substantially all of the Company's fixed maturity securities and equity securities. In determining fair value, the Company generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, estimated cash flows, and prepayment speeds. The Company validates prices provided by the pricing service by reviewing prices from other pricing sources and analyzing pricing data in certain instances.

The Company has evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Level 1 investments include those traded on an active exchange, such as the New York Stock Exchange. Level 2 investments include U.S. Treasury securities, U.S. government-sponsored enterprises, municipal bonds, foreign government, agency, and supranational bonds, mortgage-backed securities, and corporate and university debt securities. Level 3 investments include the Company's investments in insurance-linked securities funds that are in run-off, which are not traded on an active exchange and are valued using unobservable inputs.

Fair value for available-for-sale investments and equity securities is measured based upon quoted prices in active markets, if available. Due to variations in trading volumes and the lack of quoted market prices, fixed maturity securities are classified as Level 2 investments. The fair value of fixed maturity securities is normally derived through recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data previously described. If there are no recent reported trades, the fair value of fixed maturity securities may be derived through the use of matrix pricing or model processes, where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Significant inputs used to determine the fair value of obligations of states, municipalities and political subdivisions, corporate and university bonds and obligations of foreign governments, agencies and supranationals include reported trades, benchmark yields, issuer spreads, bids, offers, credit information, and estimated cash flows. Significant inputs used to determine the fair value of mortgage-backed securities include the type of underlying assets, benchmark yields, prepayment speeds, collateral information, tranche type and volatility, estimated cash flows, credit information, default rates, recovery rates, issuer spreads, and the year of issue.

Senior long-term debt and other debt. Senior long-term debt and other debt is carried at amortized cost with the estimated fair value disclosed on the consolidated balance sheets. Senior long-term debt and other debt is classified as Level 2 within the fair value hierarchy due to variations in trading volumes and the lack of quoted market prices. The Company determines fair value through a third-party pricing service and generally does not adjust the prices obtained from the pricing service. The Company obtains an understanding of the pricing service's valuation methodologies and related inputs, which include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, duration, credit ratings, and estimated cash flows.

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,665,523	$—	$5,665,523
U.S. government-sponsored enterprises	—	1,562,068	—	1,562,068
Obligations of states, municipalities, and political subdivisions	—	3,653,829	—	3,653,829
Foreign governments, agencies, and supranationals	—	3,282,500	—	3,282,500
Agency mortgage-backed securities	—	2,824,277	—	2,824,277
Non-agency mortgage-backed securities	—	67,045	—	67,045
Corporate and university bonds	—	204,739	—	204,739
Total fixed maturity securities, available-for-sale	—	17,259,981	—	17,259,981
Equity securities:
Insurance, banks, and other financial institutions	5,284,769	—	—	5,284,769
Industrial, consumer, and all other	7,502,847	—	—	7,502,847
Total equity securities	12,787,616	—	—	12,787,616
Short-term investments, available-for-sale	1,942,518	173,239	—	2,115,757
Total investments	$14,730,134	$17,433,220	$—	$32,163,354

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,087,858	$—	$5,087,858
U.S. government-sponsored enterprises	—	1,346,236	—	1,346,236
Obligations of states, municipalities, and political subdivisions	—	3,619,492	—	3,619,492
Foreign governments, agencies, and supranationals	—	2,706,523	—	2,706,523
Agency mortgage-backed securities	—	2,649,813	—	2,649,813
Non-agency mortgage-backed securities	—	118,030	—	118,030
Corporate and university bonds	—	217,587	—	217,587
Total fixed maturity securities, available-for-sale	—	15,745,539	—	15,745,539
Equity securities:
Insurance, banks, and other financial institutions	4,968,736	—	1,384	4,970,120
Industrial, consumer, and all other	6,814,401	—	—	6,814,401
Total equity securities	11,783,137	—	1,384	11,784,521
Short-term investments, available-for-sale	2,363,736	161,174	—	2,524,910
Total investments	$14,146,873	$15,906,713	$1,384	$30,054,970

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2025 and 2024.

6. Products, Services and Other Revenues

The following tables present revenues from contracts with customers by type and segment, all of which are included in products revenues and services and other revenues, along with a reconciliation to total products revenues and services and other revenues.

	Quarter Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$417,986	$—	$181,628	$—	$599,614
Services	1,199	588,148	441	91,598	—	681,386
Management fees	—	—	30,340	—	—	30,340
Total revenues from contracts with customers	1,199	1,006,134	30,781	273,226	—	1,311,340
Leasing revenues	—	43,218	—	16,938	—	60,156
Fronting fees	29,026	—	41,047	—	—	70,073
Equity method and other investments income	12,373	—	1,528	—	21,021	34,922
Other	4,751	609	—	1,250	—	6,610
Total products, services, and other revenues	$47,349	$1,049,961	$73,356	$291,414	$21,021	$1,483,101

	Quarter Ended September 30, 2024
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$432,120	$—	$173,351	$—	$605,471
Services	2,593	536,085	(352)	74,977	—	613,303
Management fees	—	—	25,858	—	—	25,858
Total revenues from contracts with customers	2,593	968,205	25,506	248,328	—	1,244,632
Leasing revenues	—	29,843	—	15,883	—	45,726
Fronting fees	12,627	—	34,986	—	—	47,613
Equity method and other investments income	2,798	(86)	(5,989)	—	11,954	8,677
Other	67	346	—	1,088	—	1,501
Total products, services, and other revenues	$18,085	$998,308	$54,503	$265,299	$11,954	$1,348,149

	Nine Months Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$1,197,798	$—	$795,614	$—	$1,993,412
Services	4,748	1,578,137	1,160	258,732	—	1,842,777
Management fees	—	—	85,790	—	—	85,790
Total revenues from contracts with customers	4,748	2,775,935	86,950	1,054,346	—	3,921,979
Leasing revenues	—	117,788	—	50,916	—	168,704
Fronting fees	37,958	—	121,576	—	—	159,534
Equity method and other investments income	10,515	350	46,701	—	38,496	96,062
Other	5,031	1,177	—	3,164	—	9,372
Total products, services, and other revenues	$58,252	$2,895,250	$255,227	$1,108,426	$38,496	$4,355,651

	Nine Months Ended September 30, 2024
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$1,261,664	$—	$779,035	$—	$2,040,699
Services	6,313	1,445,797	476	233,874	—	1,686,460
Management fees	—	—	68,340	—	—	68,340
Total revenues from contracts with customers	6,313	2,707,461	68,816	1,012,909	—	3,795,499
Leasing revenues	—	76,160	—	47,354	—	123,514
Fronting fees	19,875	—	109,986	—	—	129,861
Equity method and other investments income	9,143	658	(3,004)	—	38,669	45,466
Other	118	269	—	3,600	—	3,987
Total products, services, and other revenues	$35,449	$2,784,548	$175,798	$1,063,863	$38,669	$4,098,327

Receivables from contracts with customers were $709.8 million and $593.8 million as of September 30, 2025 and December 31, 2024, respectively.

7. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Gross reserves for losses and loss adjustment expenses, beginning of year	$26,633,094	$23,483,321
Reinsurance recoverables on unpaid losses, beginning of year	11,120,367	8,820,567
Net reserves for losses and loss adjustment expenses, beginning of year	15,512,727	14,662,754
Effect of foreign currency rate changes on beginning of year balance	160,363	45,503
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	15,673,090	14,708,257
Incurred losses and loss adjustment expenses:
Current accident year	4,156,998	4,155,146
Prior accident years	(360,473)	(344,212)
Total incurred losses and loss adjustment expenses	3,796,525	3,810,934
Payments:
Current accident year	444,603	444,221
Prior accident years	2,640,264	2,415,104
Total payments	3,084,867	2,859,325
Effect of foreign currency rate changes on current year activity	900	1,861
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re	(2,005)	(78,091)
Commutation of ceded reinsurance contracts	312,244	—
Net reserves for losses and loss adjustment expenses, end of period	16,695,887	15,583,636
Reinsurance recoverables on unpaid losses, end of period	12,442,082	10,293,842
Gross reserves for losses and loss adjustment expenses, end of period	$29,137,969	$25,877,478

For the nine months ended September 30, 2025, current accident year losses and loss adjustment expenses included $56.6 million of net losses and loss adjustment expenses attributed to the series of wildfires that occurred in southern California in January 2025 (California Wildfires). The net losses and loss adjustment expenses attributed to the California Wildfires as of September 30, 2025 represent the Company's best estimate based upon information currently available. This loss estimate was based on claims received, policy level reviews, and an analysis of ceded reinsurance contracts. The Company's estimate is based on various assumptions about coverage and liability and is therefore subject to change. While the Company believes its net reserves for the California Wildfires as of September 30, 2025 are adequate, it continues to closely monitor reported claims and may adjust the estimate of ultimate net losses as new information becomes available.

For the nine months ended September 30, 2025, losses and loss adjustment expenses included $360.5 million of favorable development on prior years loss reserves, which included $314.8 million of net favorable development on the Company's marine and energy, property, programs, general liability, and workers' compensation product lines within its Markel Insurance segment. Favorable development on the Markel Insurance segment's prior years loss reserves was net of $142.3 million of adverse development on run-off risk-managed directors and officers product lines.

In July 2025, the Company commuted a portfolio of ceded reinsurance contracts with certain Nephila Reinsurers (see note 9) consisting of property catastrophe and brokerage property exposures for policy years 2023 and prior. Gross and ceded reserves for losses and loss adjustment expenses on the commuted contracts totaled $312.2 million and resulted in cash payments of $292.6 million.

For the nine months ended September 30, 2024, current accident year losses and loss adjustment expenses included $62.0 million of net losses and loss adjustment expenses attributed to Hurricane Helene.

For the nine months ended September 30, 2024, losses and loss adjustment expenses included $344.2 million of favorable development on prior years loss reserves, which included $289.9 million of net favorable development on the Company's international professional liability product lines, as well as its general liability, property, and credit and surety product lines within its Markel Insurance segment.

8. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned. Fronting premiums are attributable to business written on behalf of third-party capacity providers, substantially all of which are ceded.

	Quarter Ended September 30,
	2025				2024
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,420,107	$382,313	$(563,681)	$2,238,739	$2,249,500	$282,089	$(549,264)	$1,982,325
Earned	$2,275,753	$453,405	$(522,939)	$2,206,219	$2,206,453	$404,686	$(500,842)	$2,110,297
Fronting:
Written	704,379	352,094	(1,057,016)	(543)	763,082	177,038	(940,309)	(189)
Earned	843,146	1,112,200	(1,955,792)	(446)	721,786	530,688	(1,252,663)	(189)
Consolidated:
Written	$3,124,486	$734,407	$(1,620,697)	$2,238,196	$3,012,582	$459,127	$(1,489,573)	$1,982,136
Earned	$3,118,899	$1,565,605	$(2,478,731)	$2,205,773	$2,928,239	$935,374	$(1,753,505)	$2,110,108

	Nine Months Ended September 30,
	2025				2024
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$6,970,879	$1,583,225	$(1,761,973)	$6,792,131	$6,713,503	$1,515,639	$(1,735,668)	$6,493,474
Earned	$6,681,520	$1,342,521	$(1,587,018)	$6,437,023	$6,554,464	$1,212,116	$(1,451,224)	$6,315,356
Fronting:
Written	2,299,790	2,367,720	(4,667,803)	(293)	2,451,180	1,443,916	(3,895,618)	(522)
Earned	2,414,888	1,673,636	(4,088,709)	(185)	2,236,845	894,803	(3,132,170)	(522)
Consolidated:
Written	$9,270,669	$3,950,945	$(6,429,776)	$6,791,838	$9,164,683	$2,959,555	$(5,631,286)	$6,492,952
Earned	$9,096,408	$3,016,157	$(5,675,727)	$6,436,838	$8,791,309	$2,106,919	$(4,583,394)	$6,314,834

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Ceded earned premiums to gross earned premiums	53%	45%	47%	42%
Assumed earned premiums to net earned premiums	71%	44%	47%	33%

Substantially all of the incurred losses and loss adjustment expenses related to the Company's fronted premiums were ceded. These gross losses totaled $1.2 billion and $3.4 billion for the quarter and nine months ended September 30, 2025, respectively, and $975.0 million and $2.2 billion for the quarter and nine months ended September 30, 2024.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Gross losses and loss adjustment expenses	$1,566,985	$1,710,637	$4,900,250	$4,982,304
Ceded losses and loss adjustment expenses	(313,061)	(419,194)	(1,103,552)	(1,170,585)
Net losses and loss adjustment expenses	$1,253,924	$1,291,443	$3,796,698	$3,811,719

9. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Fund Management

The Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate, and specialty insurance markets, Nephila also acts as an insurance manager to certain Bermuda licensed reinsurers and as the managing agent to Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). Neither the Nephila Funds nor the Nephila Reinsurers are consolidated by the Company. Nephila receives management fees for investment and insurance management services based on either the net asset value of the accounts managed or gross premium volume for the underlying risks to which the investors subscribed. For the quarter and nine months ended September 30, 2025, total fund management revenues attributed to unconsolidated entities managed by Nephila were $30.3 million and $85.0 million, respectively. For the quarter and nine months ended September 30, 2024, total fund management revenues attributed to unconsolidated entities managed by Nephila were $25.1 million and $66.2 million, respectively.

Fronting

The Company engages in fronting activities in both its State National business and its Markel Insurance business. Within both of these businesses, the Company's fronting activities include programs with the Nephila Reinsurers through which the Company writes insurance policies that are fully ceded to the Nephila Reinsurers in exchange for fronting fees. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write a portion of its portfolio of U.S. catastrophe-exposed property and specialty risks. Gross premiums written through these programs that were ceded to the Nephila Reinsurers were $162.9 million and $1.8 billion for the quarter and nine months ended September 30, 2025, respectively. Gross premiums written through these programs that were ceded to the Nephila Reinsurers were $94.3 million and $1.2 billion for the quarter and nine months ended September 30, 2024, respectively.

As of September 30, 2025 and December 31, 2024, reinsurance recoverables on the consolidated balance sheets included $604.3 million and $968.9 million, respectively, due from the Nephila Reinsurers. Under its programs with the Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition. In July 2025, the Company commuted a portfolio of ceded reinsurance contracts with certain Nephila Reinsurers. See note 7 for further details.

Beginning in the second quarter of 2024, in order for the Nephila Reinsurers to obtain reinsurance protection for a portion of their exposures, the Company also fronted ceded reinsurance contracts, primarily in the form of industry loss warranties, for the Nephila Reinsurers. Through this arrangement, the underlying risk of the Nephila Reinsurers was retroceded back to the Company and then fully ceded to third-party reinsurers. For the quarter and nine months ended September 30, 2025, the Company's gross written premiums from the Nephila Reinsurers under this fronting program were $7.0 million and $81.5 million, respectively, all of which were ceded to third parties. For the nine months ended September 30, 2024, the Company's gross written premiums from the Nephila Reinsurers under this fronting program were $168.0 million, all of which were ceded to third parties.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Gross written premiums attributable to Hagerty	$284,630	$253,071	$808,663	$726,995
Premiums ceded to Hagerty Re	$219,309	$193,844	$623,453	$557,581

As of September 30, 2025 and December 31, 2024, reinsurance recoverables on the consolidated balance sheets included $328.9 million and $308.8 million, respectively, due from Hagerty Re.

10. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Quarter Ended September 30,		Nine Months Ended September 30,
(shares in ones)	2025	2024	2025	2024
Issued and outstanding common shares, beginning of period	12,654,180	12,962,032	12,790,117	13,131,672
Issuance of common shares	2,844	5,324	6,508	9,311
Repurchase of common shares	(36,512)	(80,379)	(176,113)	(254,006)
Issued and outstanding common shares, end of period	12,620,512	12,886,977	12,620,512	12,886,977

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 shares were issued and outstanding at December 31, 2024. In June 2025, the Company redeemed in full its outstanding 600,000 6.00% Fixed-Rate Reset Non-Cumulative Series A preferred shares for $1,000 per share, for an aggregate value of $600.0 million. At September 30, 2025, none of the Company's preferred shares were issued and outstanding. The Company declared and paid dividends on outstanding preferred shares of $18.0 million, or $30 per share, in the second quarters of both 2025 and 2024.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income to common shareholders	$751,336	$904,959	$1,504,089	$2,179,844
Adjustment and purchase of redeemable noncontrolling interests	(4,653)	(42,565)	29,989	(81,267)
Adjusted net income to common shareholders	$746,683	$862,394	$1,534,078	$2,098,577

Weighted average basic common shares outstanding	12,562	12,987	12,687	13,058
Weighted average dilutive potential common shares from restricted stock units and restricted stock	40	30	33	24
Weighted average diluted common shares outstanding	12,602	13,017	12,720	13,082
Basic net income per common share	$59.44	$66.40	$120.92	$160.71
Diluted net income per common share	$59.25	$66.25	$120.60	$160.42

11. Contingencies

Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included under Item 1 Financial Statements and our 2024 Annual Report on Form 10-K. The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of our holding company, Markel Group Inc. (Markel Group), and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation (the Company). This section is divided into the following sections:

•Business Overview
•Capital Performance
•Results of Operations
•Financial Condition
•Non-GAAP Financial Measures
•Critical Accounting Estimates
•Safe Harbor and Cautionary Statement

In the third quarter of 2025, we made notable changes to our financial reporting, including the re-segmentation of our businesses, the expansion of both consolidated and segment financial metrics, and the addition of detail regarding our business strategy, among others. As a result of these changes, we include five years of annual key financial metrics under "Business Overview" and "Capital Performance". See note 2 of the notes to consolidated financial statements for additional details on the changes to our reportable segments.

Business Overview

Markel Group is a holding company that owns independently operated businesses across a range of industries. The cornerstone business, Markel Insurance, provides specialized insurance products that are not typically available through the standard insurance market. This insurance business sits at the center of the Company’s strategy. It generates and holds capital used to support growth and investment across Markel Group. The other majority-owned businesses operate in diverse end markets, from industrial bakery equipment to ornamental plants to precast concrete. Markel Group also owns shares in publicly traded companies, primarily within its insurance operations.

Markel Group supports each business by empowering leaders to make the best long-term decisions for their businesses. Customers, associates, and shareholders each benefit from this approach, given how it allows businesses to pursue opportunities that require time, stability, and trust. We believe this approach is difficult to replicate and makes Markel Group a distinctive home for businesses.

An example of Markel Group’s long-term mindset is the approach to reserving within the insurance operations. Customers rely on Markel Insurance to honor promises that may extend many years into the future. Through its long-standing practice of establishing reserves that are more likely to be redundant than deficient and investing the capital held to pay those reserves in high-quality investments, Markel Insurance ensures it can fulfill its commitments and uphold the trust placed in it by policyholders.

The Company’s architecture is intentionally designed to promote long-term decision making. For example, diverse cash flows across Markel Group provide financial strength. If one business faces headwinds, others can continue generating cash flow, enabling the Company to continuously pursue attractive investments. Conservative levels of debt reduce outside pressures that could otherwise force short-term actions. Decentralized leadership allows each business to adapt quickly to best serve its customers.

This long-term orientation is rooted in, and guided by, the Company’s culture, known as The Markel Style. The Markel Style is built on simple ideas: treat people fairly, act with integrity, and commit to winning over the long term. These principles guide decisions across the Company, serving as a shared set of values that foster excellence and consistency across independent businesses, all while allowing each business to retain its entrepreneurial spirit.

Relentlessly Compounding Shareholder Capital

A key principle of The Markel Style is building the value of the Company for shareholders. The design of Markel Group supports this goal by (i) owning businesses that generate diverse cash flows and (ii) redeploying those cash flows for additional growth.

Achieving this goal requires the ability to redeploy capital efficiently and with low friction at attractive rates across a large and diverse opportunity set. Markel Group has developed the skill and capability to do so in multiple ways:

•Reinvesting in existing businesses
•Acquiring majority-owned businesses
•Investing in publicly traded companies
•Repurchasing Markel Group shares when pricing is attractive

In making new investments, Markel Group applies the same four-part test that has guided it for decades, regardless of where capital is deployed. The Company looks for businesses with:

•Good returns on capital while using modest amounts of debt
•Management teams with equal parts talent and integrity
•Meaningful opportunities for reinvestment and/or disciplined capital management
•A fair price

This unique company design and set of shared values have enabled the Company to compound shareholder capital at attractive rates over many decades.

Key Financial Metrics

We believe our system is uniquely equipped to relentlessly compound shareholder capital at attractive rates across decades. To better align with this long-term perspective, we use five-year time periods to measure our performance.

The following table presents a summary of key financial metrics over the last five years and through the first nine months of 2025. Metrics that are only calculated for annual periods have been omitted for the nine months ended September 30, 2025.

	Nine Months Ended September 30, 2025	Years Ended December 31,
(dollars in millions, except per share data)		2024	2023	2022	2021	2020
Operating Performance
Operating revenues	$11,505	$14,814	$14,280	$13,271	$10,868	$9,117
Operating cash flows	2,099	2,594	2,787	2,709	2,274	1,738

Operating income (loss)	2,400	3,713	2,929	(93)	3,242	1,274
Less: Net investment gains (losses)	864	1,807	1,524	(1,596)	1,979	618
Add: Amortization and impairment	142	181	181	259	161	159
Adjusted operating income (1)	1,678	2,087	1,585	1,761	1,424	815

Financial Position (at period end)
Equity securities	$12,788	$11,785	$9,578	$7,672	$9,024	$6,994
Invested assets (2)	36,780	34,247	30,854	27,420	28,292	24,927
Insurance float (3)	18,842	17,519	16,733	14,947	13,543	12,788
Total assets	67,392	61,898	55,046	49,791	48,477	41,738
Shareholders' equity	18,041	16,916	14,984	13,151	14,700	12,822
Senior long-term debt and other debt	4,285	4,330	3,780	4,104	4,361	3,484
Debt to capital	19%	20%	20%	24%	23%	21%

Per Share Data
Common shares outstanding (at period end, in thousands)	12,621	12,790	13,132	13,423	13,632	13,783
5-Year CAGR in closing stock price		9%	6%	3%	6%	3%
5-Year CAGR in intrinsic value per share (4)		17%	19%	12%	9%	7%
Invested assets per share (at period end)	$2,914	$2,678	$2,350	$2,043	$2,075	$1,809
Operating income (loss) per share	190	290	223	(7)	238	92
Adjusted operating income per share (1)	133	163	121	131	104	59
(1)    Consolidated adjusted operating income and adjusted operating income per share are non-GAAP financial measures. See "Non-GAAP Financial Measures" for additional information.
(2)    Invested assets include total investments, cash and cash equivalents, and restricted cash and cash equivalents.
(3)    Insurance float, or net policyholder funds, is a subset of our invested assets and is comprised of unpaid losses and loss adjustment expenses, unearned premiums, payables to insurance and reinsurance companies, and life and annuity benefits, net of premium receivables, reinsurance recoverables, prepaid reinsurance premiums, and deferred policy acquisition costs.
(4)    See "Capital Performance" for additional information on intrinsic value per share and how it is calculated.

Markel Group reports its business operations in four segments: Markel Insurance, Industrial, Financial, and Consumer and Other. The following table presents a summary of annual financial data for our segments over the last five years and through the first nine months of 2025. Metrics that are only calculated for annual periods have been omitted for the nine months ended September 30, 2025.

	Nine Months Ended September 30, 2025	Years Ended December 31,
(dollars in millions)		2024	2023	2022	2021	2020
Markel Insurance
Operating revenues	$6,905	$8,983	$8,688	$7,804	$6,736	$5,851
Adjusted operating income (1)	$980	$1,184	$747	$1,008	$964	$419
Combined ratio	95%	95%	99%	92%	90%	98%
Return on equity (2)		18%	16%	(3)%	20%	7%
5-Year average annual return on equity (2) (3)		12%
Total investment return (4)		10%	9%	(4)%	8%	4%
Total equity	$13,212	$11,516	$9,968	$8,490	$8,872	$8,239

Industrial
Operating revenues	$2,895	$3,780	$3,729	$3,400	$2,379	$1,570
Revenue growth	4%	1%	10%	43%	52%	82%
Organic revenue growth (5)	2%	0%	8%	18%	21%	(24)%
Adjusted operating income (1)	$264	$365	$378	$286	$169	$138
Tangible capital (6)	$1,482	$1,437	$1,417	$1,315	$1,023	$471
Total capital (6)	$2,783	$2,771	$2,657	$2,604	$2,297	$1,292

Financial
Operating revenues	$513	$593	$553	$718	$495	$478
Revenue growth	18%	7%	(23)%	45%	4%	(8)%
Organic revenue growth (5)	9%	8%	21%	19%	4%	(8)%
Adjusted operating income (1)	$219	$262	$260	$355	$134	$95
Tangible capital (6)	$542	$448	$487	$433	$733	$646
Total capital (6)	$1,996	$1,901	$1,946	$1,899	$2,187	$2,171

Consumer and Other
Operating revenues	$1,108	$1,327	$1,247	$1,349	$1,250	$1,218
Revenue growth	4%	6%	(8)%	8%	3%	3%
Organic revenue growth (5)	2%	2%	(8)%	8%	9%	3%
Adjusted operating income (1)	$151	$145	$136	$113	$149	$164
Tangible capital (6)	$696	$649	$691	$680	$602	$503
Total capital (6)	$1,472	$1,162	$1,227	$1,245	$1,193	$1,124
(1)     Adjusted operating income represents the segment profitability metric for each of our reportable segments. This metric excludes net investment gains and losses, amortization of acquired intangible assets, and impairment of goodwill and intangible assets, which are not considered when evaluating segment profitability. See note 2 of the notes to consolidated financial statements for additional information.
(2)     Markel Insurance return on equity includes segment adjusted operating income and net investment gains and losses attributed to investments held by Markel Insurance, which are not included in segment profit. See "Capital Performance" for additional information on this metric and how it is calculated.
(3)     Markel Insurance's 5-year average annual return on equity is only presented for 2024 due to the impracticality of calculating return on equity for the newly defined Markel Insurance business prior to 2020.
(4)     Markel Insurance total investment return reflects net investment income and net investment gains and losses on investments held by Markel Insurance as a percentage of monthly average invested assets.
(5)     Organic revenue growth is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional information on this metric.
(6)    Total capital is comprised of total equity, debt, and obligations for finance leases. Tangible capital represents total capital less goodwill and intangible assets, net of deferred taxes.

Markel Insurance

Markel Insurance, headquartered in Richmond, Virginia, is a specialty insurance business comprised of empowered local leaders underwriting hard-to-place risks across the globe in service of their customers’ needs. Markel Insurance generates income primarily through its core underwriting activities and investment earnings on the capital held by its underwriting subsidiaries. Markel Insurance's operations also include other insurance-related activities, including fronting and strategic minority investments.

In evaluating the overall returns of our Markel Insurance business, we consider all returns generated by the business, which are driven by underwriting profits and investment earnings. We seek to earn an underwriting profit every year, which we believe demonstrates the value customers place on our knowledge and expertise, our commitment to superior customer service, and our ability to manage insurance risk.

Within the investment operations of Markel Insurance, we seek to both protect policyholder funds with investments in high-quality fixed maturity securities and to compound shareholder capital through long-term equity investments. Our investment strategy, which is led by the Markel Group Chief Executive Officer (CEO), prioritizes long-term value creation by allocating a substantial portion of the Markel Insurance investment portfolio to equity securities. While this strategy is designed to generate long-term returns in excess of those typically available from fixed maturity securities, volatility in mark-to-market gains and losses on equity securities can distort Markel Insurance's short-term results. As a result, we exclude these gains and losses when assessing Markel Insurance's periodic segment profit and only include them when assessing the overall capital efficiency and long-term returns of the business.

Underwriting and Other Insurance-Related Activities

Markel Insurance is comprised of the following divisions:

•U.S. Wholesale and Specialty: Offers U.S. specialty insurance written through wholesale and retail channels on both an excess and surplus (E&S) and admitted basis, as well as on a small account binding authority basis through providing limited delegated underwriting authority.
•Program and Solutions: Offers a portfolio of highly specialized insurance products in the U.S. written on both an admitted and E&S basis, as well as specialty lines written from its Bermuda platform.
•International: Offers specialty insurance products outside of the U.S. and Bermuda, operating in 15 countries across the globe. Products are offered through the London wholesale market, through its Lloyd’s of London Syndicate and through local in-country operations in Canada, Asia Pacific, the United Kingdom, and across the European Union. Business written through the International division covers worldwide risks, including risks located in the U.S.
•Global Reinsurance: Previously offered casualty and specialty reinsurance products. In August 2025, Markel Insurance sold the renewal rights for contracts written through this division, and the division entered into run-off. The Global Reinsurance division's gross premium volume in 2024 was $1.2 billion. As many of the contracts previously written within this division were multi-year agreements, we expect premiums to continue earning over the next two to three years and loss reserves to take several additional years to run off.

Principal lines of business offered by each of our ongoing divisions are as follows.

Major Product Lines	U.S. Wholesale and Specialty	Programs and Solutions	International
General liability	✓	✓	✓
Professional liability	✓	✓	✓
Personal lines		✓
Marine and energy			✓
Property	✓	✓	✓
Specialty Programs		✓
Workers' compensation		✓
Credit and surety		✓	✓

Through its Bermuda platform, the Programs and Solutions division also fronts business for Nephila Reinsurers (see note 9 of the notes to consolidated financial statements). In general, fronting refers to business written on behalf of a general agent or capacity provider that is then ceded to a capacity provider in exchange for ceding fees.

Markel Insurance also includes the run-off of the discontinued intellectual property collateral protection insurance (IP CPI) product line, life and annuity reinsurance business, and certain asbestos and environmental exposures, none of which is managed through its divisions.

Investments

Invested assets held by Markel Insurance are derived from policyholder and shareholder capital. Policyholder capital, or float, represents net policyholder funds held for investment, which are a direct result of our underwriting activities and the time lag between our receipt of premiums and payment of losses and expenses. Shareholder capital is used to support the regulatory capital requirements of our insurance entities, both to support future premium writings and manage short-term stress scenarios.

Markel Insurance’s investment portfolio is managed by Markel Group’s CEO and a small team of investment professionals at Markel Group. Investments are primarily comprised of fixed maturity securities and publicly traded equity securities, as well as short-term investments and cash. Markel Insurance’s investment portfolio includes a greater proportion of equity securities than is typical within the insurance industry. Over long periods, equity securities have produced higher returns than fixed maturity securities. By holding shareholder capital in equity securities, rather than fixed maturity securities, we are required to hold more capital within our regulated insurance subsidiaries to meet capital requirements due to the short-term volatility inherent in the public equity markets. Over the long term, this approach has produced, and we believe will continue to produce, higher overall returns on equity.

Policyholder capital is invested predominantly in high-quality government and municipal bonds and mortgage-backed securities that generally match the duration and currency of our loss reserves with the goal of protecting principal to ensure we are able to pay claims. We typically hold these investments until maturity. As a result, unrealized holding gains and losses on these securities attributable to changes in interest rates are generally expected to reverse as the securities mature. Policyholder capital is also held in short-term investments and cash and cash equivalents to provide short-term liquidity for projected claims payments, reinsurance costs, and operating expenses.

Shareholder capital is available for investment in equity securities. When making investments in equity securities, we follow our four key investment principles previously discussed.

Industrial

Markel Group’s industrial businesses distribute building products, provide fire protection and life safety solutions, and manufacture a variety of products, including precast concrete, car hauler equipment, food processing equipment, flooring for dry van trailers, dredges, and wall systems. Our industrial businesses also include equipment rental businesses and a provider of erosion control and stormwater management services. Our Industrial segment includes the following businesses:

Lansing | Driving excellence from the inside out.

Lansing Building Products (Lansing), headquartered in Richmond, Virginia, is a distributor of exterior building products focused on the U.S. residential construction market. Key product lines include siding, windows, doors, roofing, and gutters. Lansing’s customer base includes professional contractors and builders who rely on Lansing’s inventory and strong local branch support to help them complete projects on time and on budget. Lansing operates 114 branches across 35 states. Lansing's demand is driven by residential repair and remodel activity, as well as new home construction.

Metromont | Pacesetter for precast concrete solutions.

Metromont, headquartered in Greenville, South Carolina, is a producer of structural and architectural precast concrete in the Southeast and Mid-Atlantic regions of the U.S. Metromont's customers include general contractors who value its quality product, engineering expertise, service, and scale. Metromont operates six plants across Virginia, South Carolina, Georgia, and Florida. Demand for Metromont's products is driven by construction activity for parking decks, data centers, and commercial, multi-family, and industrial buildings.

VSC | Fire safety and security specialists.

VSC Fire & Security (VSC), headquartered in Richmond, Virginia, is a provider of fire protection, life safety, and low-voltage solutions in the U.S. Services include fire and smoke controls, explosion protection systems, fire suppression, fire sprinkler pipe corrosion inspection and resolution, fire extinguisher inspections, and security. VSC's customers include general contractors and commercial clients. VSC operates 36 locations across 15 states. VSC’s business is derived from recurring inspection, testing, and maintenance work, as well as project-based contracting work for new construction. Demand for VSC’s services is driven by regulatory and compliance requirements for fire and life safety systems, as well as general construction activity.

Cottrell | Hit the road with five decades of experience.

Cottrell, headquartered in Gainesville, Georgia, is a manufacturer of over-the-road car-hauling equipment. Cottrell offers a broad range of fully customized trailer solutions, designed to maximize payload, boost efficiency, and ensure safety. Cottrell primarily serves large commercial fleets, dealers, and independent car haulers throughout the U.S. Cottrell products are manufactured at a single facility in Georgia. Demand for Cottrell’s equipment is driven by general economic activity, including North American light vehicle sales, and fleet purchasing patterns.

AMF | Empowering bakeries to rise.

AMF Bakery Systems (AMF), headquartered in Richmond, Virginia, is a manufacturer of industrial bakery equipment. AMF provides a full line of equipment, from mixing and dough handling to post-packaging. The customer base includes industrial bakers across the globe who depend on AMF equipment to reliably produce bakery products at scale. AMF operates manufacturing facilities in the United States, Canada, Europe, and China. Demand for AMF’s products is driven by customers’ need for operational efficiency and automation, evolving taste preferences, and food safety and quality control.

Buckner | Leader in large crawler cranes.

Buckner HeavyLift Cranes (Buckner), headquartered in Graham, North Carolina, is a provider of heavylift crawler cranes. Buckner’s primary customers include large commercial contractors who value its well-maintained, specialized fleet of heavylift cranes and service excellence. Buckner serves wind energy, data center, semiconductor, nuclear energy, infrastructure, and space markets. Demand for Buckner’s services is driven by construction activity in the end markets it serves.

Havco | Proven floor. Proven company.

Havco, headquartered in Cape Girardeau, Missouri, is a manufacturer of laminated oak and composite flooring for dry van trailers. Havco primarily serves dry van trailer original equipment manufacturers. Havco operates two manufacturing facilities in Missouri and Tennessee. Demand for Havco’s product is driven by general economic activity, including freight markets, rising levels of electronic commerce, driver availability, fleet purchasing patterns, and the replacement cycle for its products.

The Industrial segment also includes the following businesses:

•Reading Bakery Systems: Manufacturer of bakery equipment for the snack food industry;
•Valor Environmental: Provider of erosion control and stormwater management solutions (acquired in 2024; see note 3 of the notes to consolidated financial statements);
•Ellicott Dredges: Manufacturer and designer of cutter suction and auger dredges;
•Weldship: Provider of gas containment and transportation equipment; and
•Panel Specialists: Manufacturer of wall panel systems and dorm room furniture.

Financial

Markel Group’s financial businesses operate in the insurance services and investment management industries. Our Financial segment includes the following businesses:

State National | Simplifying insurance so you can get to business.

State National Companies, Inc. (State National), headquartered in Bedford, Texas, provides fronting services (program services) and automobile collateral protection coverage (lender services). Through its seven U.S.-domiciled insurance subsidiaries, State National is licensed or authorized to write business in all 50 states and the District of Columbia.

State National’s program services operations provide fronting services for other insurance carriers (capacity providers). State National's capacity providers include domestic and foreign insurers and institutional risk investors that want to access specific lines of U.S. property and casualty insurance business but may not have the required licenses, filings, or financial strength ratings to do so. State National competes primarily on the basis of price, customer service, financial strength ratings, licenses, reputation, business model, and experience. Through its programs services operations, State National writes a wide variety of insurance and reinsurance products, principally including general liability, commercial liability, commercial multi-peril, property, and workers' compensation.

State National's contracts with capacity providers do not legally discharge it from the primary liability for the full amount of the policies, therefore, State National is exposed to the credit risk of its capacity providers.

State National’s lender services operations write collateral protection insurance on a risk-bearing basis for automobiles and other vehicles held as collateral for loans made by credit unions, banks, and specialty finance companies. Similar to Markel Insurance, State National’s investments, which support these underwriting operations, are managed by Markel Group.

Nephila | Leading manager of insurance-linked securities and climate risk strategies.

Nephila Holdings Ltd. (together with its subsidiaries, Nephila) provides insurance-linked securities (ILS) investment and insurance management services to investors while offering alternative capital to the insurance and reinsurance markets. Nephila provides its investors with investment strategies that typically are uncorrelated with traditional asset classes. Nephila generates fee revenues in the form of management fees for insurance and investment management services based on either the net asset value of the accounts managed or gross premium volume for the underlying risks to which the investors subscribed.

The Financial segment also includes the following:

•Rosemont Investment Group, a specialist investor in asset and wealth management companies;
•A minority investment in Velocity Holdco LLC (Velocity), following the sale of our majority stake in 2022; and
•The run-off operations of LodgePine Capital Investment Management, Markel CATCo Investment Management Ltd., and Markel CATCo Re Ltd. (MCRe).

Consumer and Other

Markel Group’s consumer and other businesses produce ornamental plants, build homes, design leather handbags, and own and operate manufactured housing communities. Our consumer and other businesses also provide information technology consulting services, retail intelligence, concierge primary care, and sponsorship of international teachers. Our Consumer and Other segment includes the following businesses:

Costa Farms | Passionate about plants.

Costa Farms, headquartered in Miami, Florida, is a producer of ornamental plants. Costa Farms was ranked #1 on Greenhouse Grower's Top 100 Growers list for 2025. Costa Farm's customers include large, national retailers who value its scale, service, product depth, and quality. Costa Farms operates greenhouses and cultivation facilities in Florida, Virginia, North Carolina, South Carolina, and the Dominican Republic. Demand for Costa Farms’ plants is influenced by consumer demand for houseplants and gardening trends. Demand for its plants is particularly high during the spring and summer seasons as compared to the rest of the year.

CapTech | Bridging the gap between business and technology.

CapTech, headquartered in Richmond, Virginia, is an information technology consulting firm. CapTech combines deep technological expertise with a partnership approach to help clients achieve their strategic objectives and navigate complex digital transformations. CapTech serves customers across a variety of industries, including financial services, sports and entertainment, healthcare, and energy. Demand for CapTech’s services is influenced by demand for digital solutions, data and analytics services, and systems integration projects.

Eagle | Trusted homebuilders since 1984.

Eagle Construction of Virginia (Eagle), headquartered in Richmond, Virginia, is a homebuilder serving the Virginia marketplace. Eagle primarily builds detached, single-family homes, and, to a lesser extent, townhouses and condominiums. Demand for Eagle’s homes is impacted by local housing market dynamics and interest rates.

Brahmin | The best-kept secret in luxury handbags (the secret is out).

Brahmin, headquartered in Fairhaven, Massachusetts, is a designer of leather handbags and accessories. Brahmin’s products are sold through its own retail stores, department stores, and online channels. Brahmin’s demand is influenced by consumer spending trends in the fashion goods market and retail industry dynamics.

The Consumer and Other segment also includes the following businesses:

•Parkland Ventures: Owner and operator of manufactured housing communities;
•Educational Partners International: Sponsor of international teachers for placement in schools in the U.S. (acquired in 2024; see note 3 of the notes to consolidated financial statements);
•RDSolutions: Provider of data collection and pricing intelligence solutions for retailers and brands; and
•PartnerMD: Concierge healthcare membership provider offering primary care, executive health, and wellness services.

Corporate

Our corporate operations encompass holding company activities, which are performed by a small team of associates that support our businesses and leaders in certain key areas: significant capital decisions, cultural stewardship, leadership support and decisions, and performing the responsibilities consistent with sound governance and required of a public company.

Capital held at the holding company, which is primarily comprised of equity securities, short-term investments, and cash and cash equivalents, comes from returns provided by our businesses and investments over time. We also supplement these cash flow streams with external financing. Capital held at the holding company is used to service our senior debt, fulfill other corporate obligations, and serve as additional capital to support our businesses or allocate to future investment opportunities.

Historically, corporate expenses were fully allocated to our segment results. Beginning in the third quarter of 2025, we discontinued allocating corporate expenses that are not integral to operating the underlying businesses. This change provides investors with greater transparency into both the operating performance of our businesses and the expenses incurred by the holding company to manage and support the entire Markel Group system.

Capital Performance

Markel Group is a dynamic system that strives to relentlessly compound shareholder capital at attractive rates across decades. We are responsible for capital allocation across our businesses and use a variety of metrics for each part of the Markel Group system, among other factors, to help inform these activities. Our capital allocation decisions are made with a long-term perspective that considers an array of qualitative and quantitative factors in the context of our capital allocation framework. See "Relentlessly Compounding Shareholder Capital" for details of our capital allocation options and investment principles.

We believe that our capital metrics are best viewed over longer periods of time. To better align with this long-term perspective, we use five-year time periods to assess capital performance.

The five-year compound annual growth rate (CAGR) of intrinsic value per share is one of the ways by which we monitor the success of our capital allocation decisions and overall returns from the consolidated Markel Group system.

For our Markel Insurance business, we measure capital efficiency using return on equity, with a focus on the five-year average annual return on equity.

For our Industrial, Financial, and Consumer and Other segments, we look at a variety of capital efficiency metrics given the diverse businesses within these segments.

Intrinsic Value Growth

As a diverse holding company, we use growth in intrinsic value as a measure to help us evaluate the value created by our businesses over five-year periods of time. We perform this calculation for annual periods. While intrinsic value does not represent a precise valuation of our business, we believe growth in intrinsic value, considered among an array of other qualitative and quantitative factors, offers a useful tool to investors and management in understanding long-term value creation trends. A straightforward methodology can be used to measure intrinsic value growth using data from our financial statements.

First, we take an adjusted earnings metric and apply a consistent multiple to arrive at an earnings valuation. We exclude certain non-cash items from our adjusted earnings metric, such as amortization, as well as income attributed to our public equity portfolio and income from our cash and short-term investments, which are valued separately in our calculation. Using a three-year average of earnings in our calculation helps mitigate the impact of cyclicality and non-recurring items in the earnings valuation.

We consider a range of multiples in our earnings valuation calculation that reflects the diversity of our sources of cash flows, with 12x as the midpoint. Regardless of the multiple used, we believe using a consistent multiple for each year in the calculation is important when assessing the 5-year compound annual growth rate in intrinsic value per share.

Second, we add certain items from our balance sheet that are not included in the earnings valuation. The balance sheet component of the valuation consists of adding cash, short term investments, and equity securities, then subtracting debt, preferred stock, and noncontrolling interests.

The sum of the earnings and balance sheet valuations divided by the number of shares outstanding represents our estimate of intrinsic value per share from which to calculate growth.

Our simplified intrinsic value growth calculation may differ from calculations that others may perform, and our stock price growth may vary significantly from our calculation. We believe that the key with any calculation is consistently applying a methodology to measure the compound annual growth in intrinsic value per share over five-year periods, which is aligned with our long-term aim of relentlessly compounding shareholder capital.

	Year Ended December 31, 2024
	8x Multiple	12x Multiple	16x Multiple
5-Year CAGR in intrinsic value per share	15.7%	16.9%	17.8%

The following table shows the calculation of adjusted earnings used for our earnings valuation.

(dollars in thousands)	Years Ended December 31,
	2024	2023	2022	2021	2020	2019	2018	2017
Operating income (loss)	$3,712,562	$2,928,828	$(93,336)	$3,241,505	$1,273,884	$2,477,346	$39,759	$216,606
Add: Amortization and impairment	181,472	180,614	258,778	160,539	159,315	148,638	315,128	80,758
Less: Net investment gains (losses)	1,807,219	1,524,054	(1,595,733)	1,978,534	617,979	1,601,722	(437,596)	(5,303)
Adjusted operating income	$2,086,815	$1,585,388	$1,761,175	$1,423,510	$815,220	$1,024,262	$792,483	$302,667
Less: Dividends on equity securities	142,367	116,911	107,213	98,099	89,303	100,222	90,840	82,096
Less: Interest on cash and short-term investments	286,063	251,821	62,383	2,954	14,321	50,425	48,765	26,772
Adjusted earnings	$1,658,385	$1,216,656	$1,591,579	$1,322,457	$711,596	$873,615	$652,878	$193,799

Adjusted earnings - 3-year average	$1,488,873	$1,376,897	$1,208,544	$969,223	$746,030	$573,431

The following table shows the components of our balance sheet valuation and common shares outstanding.

(in thousands)	December 31,
	2024	2023	2022	2021	2020	2019
Equity securities	$11,784,521	$9,577,871	$7,671,912	$9,023,927	$6,994,110	$7,590,755
Short-term investments and cash and cash equivalents	6,217,577	6,318,442	6,806,694	5,778,478	6,375,835	4,269,055
Senior long-term debt and other debt	(4,330,341)	(3,779,796)	(4,103,629)	(4,361,266)	(3,484,023)	(3,534,183)
Preferred stock	(591,891)	(591,891)	(591,891)	(591,891)	(591,891)	—
Redeemable noncontrolling interests and noncontrolling interests	(553,075)	(541,965)	(585,945)	(484,238)	(260,534)	(185,111)
Balance sheet valuation	$12,526,791	$10,982,661	$9,197,141	$9,365,010	$9,033,497	$8,140,516

Common shares outstanding	12,790	13,132	13,423	13,632	13,783	13,794

Markel Insurance Return on Equity

We believe return on equity is an important metric to evaluate the overall performance of Markel Insurance. This metric, which is calculated for annual periods, is representative of the total return generated by the business on the capital that it holds and provides a metric by which to evaluate Markel Insurance’s capital efficiency.

Although we do not consider net investment gains and losses when assessing the periodic performance of our Markel Insurance segment, we believe it is important to consider the full contribution of the publicly traded equity securities held by Markel Insurance subsidiaries when evaluating the capital efficiency of the business. Over the five-year period ended December 31, 2024, the average return on equity from Markel Insurance was 12%. The following table summarizes the calculation of return on equity for Markel Insurance for the annual periods indicated.

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Underwriting profit	$366,976	$92,786	$594,289	$614,331	$112,300
Net investment income	797,907	642,676	407,826	360,173	361,764
Other income (loss)	19,605	11,713	5,798	(10,881)	(55,210)
Adjusted operating income	$1,184,488	$747,175	$1,007,913	$963,623	$418,854
Net investment gains (losses)	1,447,686	1,249,362	(1,203,958)	1,440,295	499,128
Interest expense (1)	(178,385)	(156,521)	(172,256)	(173,952)	(159,944)
Income tax expense (2)	(539,834)	(404,804)	81,026	(490,593)	(166,768)
	$1,913,955	$1,435,212	$(287,275)	$1,739,373	$591,270

Average equity	$10,742,094	$9,229,143	$8,681,108	$8,555,403	$8,589,802
Return on equity	18%	16%	(3)%	20%	7%
5-Year average annual return on equity	12%
(1)    Interest expense on our senior notes is attributed to the return on Markel Insurance.
(2)    Income tax expense is based on a 22% tax rate, which is representative of our typical effective rate, however, it does not represent actual income tax expense at Markel Insurance. Income taxes are managed on a consolidated basis across the entirety of Markel Group and are only attributed to Markel Insurance when assessing its return on equity.

Results of Operations

The following table presents operating revenues by segment.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Markel Insurance	$2,398,406	$2,257,625	$6,904,715	$6,705,216
Industrial	1,049,961	998,308	2,895,250	2,784,548
Financial	161,501	138,850	512,834	434,011
Consumer and Other	291,414	265,299	1,108,426	1,063,863
Corporate and eliminations	33,267	33,652	84,043	102,330
Total operating revenues	$3,934,549	$3,693,734	$11,505,268	$11,089,968

Beginning in the third quarter of 2025, we updated the presentation of operating revenues to no longer include net investment gains and losses, and prior periods have been recast to conform to the updated presentation. Net investment gains and losses are predominantly derived from our investments in publicly traded equity securities and typically include significant unrealized gains and losses from market value movements.

We believe that net investment gains and losses, whether realized from sales or unrealized from market value movements, are distortive in understanding the short-term operating performance of our businesses. As such, we exclude net investment gains and losses from adjusted operating income. We believe adjusted operating income, both consolidated and by segment, is generally an accurate representation of the operating performance of our businesses in our periodic results.

The following table presents consolidated operating income and a reconciliation to consolidated adjusted operating income, as well as adjusted operating income by segment. Consolidated adjusted operating income is a non-GAAP measure. See "Non-GAAP Financial Measures" for additional details.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Operating income	$1,009,842	$1,371,326	$2,399,706	$3,117,092
Add: Amortization of acquired intangible assets	44,061	46,459	142,216	134,981
Less: Net investment gains	432,886	917,530	864,038	1,689,794
Adjusted operating income	$621,017	$500,255	$1,677,884	$1,562,279

Markel Insurance	$428,475	$275,603	$980,345	$880,481
Industrial	101,302	111,773	263,579	257,226
Financial	61,407	79,652	219,440	194,206
Consumer and Other	17,372	(425)	151,283	128,036
Corporate and eliminations	12,461	33,652	63,237	102,330
Adjusted operating income	$621,017	$500,255	$1,677,884	$1,562,279

The following table presents the components of comprehensive income to shareholders. Net investment gains and losses have caused, and are expected to continue to cause, significant volatility in our periodic operating income, net income, and comprehensive income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Operating income	$1,009,842	$1,371,326	$2,399,706	$3,117,092
Interest expense	(50,678)	(53,361)	(155,894)	(151,506)
Net foreign exchange gains (losses)	19,279	(111,612)	(245,263)	(51,401)
Income tax expense	(214,656)	(259,411)	(428,230)	(628,211)
Net income attributable to noncontrolling interests	(12,451)	(41,983)	(40,121)	(88,130)
Net income to shareholders	751,336	904,959	1,530,198	2,197,844
Preferred stock dividends and redemption premiums	—	—	(26,109)	(18,000)
Net income to common shareholders	751,336	904,959	1,504,089	2,179,844
Other comprehensive income to shareholders	41,790	424,499	478,109	284,355
Comprehensive income to shareholders	$793,126	$1,329,458	$2,008,307	$2,482,199

Markel Insurance

The following table summarizes the results of operations for our Markel Insurance segment. We measure the operating performance of our Markel Insurance segment by its operating revenues and adjusted operating income, which include results attributed to its insurance activities and earnings on the investments held in support of its insurance activities.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Earned premiums	$2,127,648	$2,035,773	$6,207,809	$6,086,418
Net investment income	223,409	203,767	638,654	583,349
Services and other revenues	47,349	18,085	58,252	35,449
Operating revenues	$2,398,406	$2,257,625	$6,904,715	$6,705,216
Losses and loss adjustment expenses	(1,212,996)	(1,252,700)	(3,677,426)	(3,678,185)
Underwriting, acquisition, and insurance expenses	(759,173)	(720,917)	(2,231,542)	(2,124,983)
Services and other expenses	2,238	(8,405)	(15,402)	(21,567)
Adjusted operating income	$428,475	$275,603	$980,345	$880,481

Combined ratio	93%	97%	95%	95%

The 55% increase in adjusted operating income for the quarter ended September 30, 2025 was driven by higher underwriting profits, other income, and net investment income. Markel Insurance produced notably higher underwriting profits for the quarter ended September 30, 2025 as a result of earned premium growth and an improved combined ratio, as further detailed in the following discussion. The 11% increase in adjusted operating income for the nine months ended September 30, 2025 was driven by higher net investment income, other income, and underwriting profits. For further details of Markel Insurance's investment performance, see "Consolidated Investment Results."

The following table summarizes the results of Markel Insurance's underwriting and other insurance-related activities.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Gross premium volume - underwriting	$2,720,406	$2,455,776	11%	$8,322,635	$8,006,824	4%
Gross premium volume - fronting	166,705	95,686	74%	1,838,499	1,216,410	51%
Gross premium volume	$2,887,111	$2,551,462	13%	$10,161,134	$9,223,234	10%
Net written premiums	$2,156,725	$1,906,511	13%	$6,560,656	$6,271,140	5%
Earned premiums	$2,127,648	$2,035,773	5%	$6,207,809	$6,086,418	2%
Underwriting profit	$155,479	$62,156	150%	$298,841	$283,250	6%
Other income	$44,432	$6,752	558%	$37,689	$4,282	780%

Underwriting Ratios (1)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	63.1%	67.4%	(4.3)	65.0%	66.1%	(1.1)
Prior accident years loss ratio	(6.1)%	(5.9)%	(0.2)	(5.7)%	(5.6)%	(0.1)
Loss ratio	57.0%	61.5%	(4.5)	59.2%	60.4%	(1.2)
Expense ratio	35.7%	35.4%	0.3	35.9%	34.9%	1.0
Combined ratio	92.7%	96.9%	(4.2)	95.2%	95.3%	(0.1)

Current accident year loss ratio catastrophe impact (2)	(0.2)%	3.0%	(3.2)	0.9%	1.0%	(0.1)

Current accident year loss ratio, excluding catastrophe impact (3)	63.3%	64.4%	(1.1)	64.1%	65.1%	(1.0)
Combined ratio, excluding current year catastrophe impact (3)	92.9%	93.9%	(1.0)	94.3%	94.3%	0.0
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.
(3)    This metric is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.

Premiums

The increase in underwriting gross premium volume in our Markel Insurance segment for the quarter ended September 30, 2025 was driven by rate increases and new business within our personal lines and general liability product lines, as well as higher premiums within our professional liability product lines. Higher premiums within our professional liability product lines were driven by growth within our international business and favorable timing differences on the renewal of two large reinsurance contracts, partially offset by the impact of exiting our risk-managed directors and officers product line from our U.S. and Europe-based platforms. We concluded that the rates on the business written from these platforms are inadequate to meet our profitability targets, therefore, we stopped writing this product from these platforms. We continue to write select risk-managed directors and officers accounts from our Bermuda-based platform.

The increase in underwriting gross premium volume for the nine months ended September 30, 2025 was driven by significant growth within our personal lines product lines, as well as rate increases and new business within our general liability product lines. These increases were offset by the impact of lower premium volume in our professional liability product lines, as a result of exiting certain product lines, as previously discussed.

For both the quarter and nine months ended September 30, 2025, the increase in fronting gross premium volume was driven by growth within our property catastrophe programs with the Nephila Reinsurers.

Net retention of underwriting gross premium volume was 79% for the quarter and nine months ended September 30, 2025 compared to 78% for the same periods of 2024. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

For the quarter and nine months ended September 30, 2025, the increase in earned premiums was primarily due to the impact of the changes in gross premium volume in recent periods.

Other Income

For the quarter and nine months ended September 30, 2025, the increase in other income was primarily due to higher fronting fees driven by growth of our property catastrophe programs with the Nephila Reinsurers.

Rate Discussion

Through the first three quarters of 2025, we achieved modest rate increases across our diversified product portfolio. We examine each of our product classes regularly by evaluating pricing and exposure, underwriting terms and conditions, deal structure, including limits and attachment points, and our expectations around loss cost trends, among other things. We target premium growth only in product lines where we are confident in the levels of rate adequacy.

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

Product lines with notable rate decreases include our workers' compensation, energy, professional liability, and cyber portfolios and, more recently, our U.S. property product lines as market conditions have softened due to a lower level of natural catastrophe events in 2025 thus far.

Within our professional liability product lines, we are seeing moderate rate decreases on many of our subclasses. In our international professional liability portfolio rate decreases are more pronounced, however, we believe the business is adequately priced overall, and we are opportunistically growing premiums within those subclasses where we believe the current rates are sufficient to meet our profitability targets.

Global Reinsurance

In August 2025, Markel Insurance sold the renewal rights for business written in its Global Reinsurance division, and the division entered into run-off. For the quarter and nine months ended September 30, 2025, underwriting results attributable to the Global Reinsurance division had a two point unfavorable impact on both the quarter-to-date and year-to-date Markel Insurance segment combined ratios.

Natural Catastrophes

Underwriting results for the nine months ended September 30, 2025 included $56.6 million, or one point, of net losses and loss adjustment expenses attributed to the series of wildfires that occurred in southern California in January 2025 (California Wildfires). These net losses reflect a reduction of $9.5 million from our initial estimate of ultimate net losses, including $4.3 million in the third quarter of 2025, as more information has become available. While we believe our net reserves for the California Wildfires as of September 30, 2025 are adequate, we continue to closely monitor reported claims and may further adjust our estimate of ultimate net losses as new information becomes available.

Underwriting results for the quarter and nine months ended September 30, 2024 included $62.0 million, or one point, of net losses and loss adjustment expenses attributed to Hurricane Helene.

Intellectual Property Collateral Protection Insurance

We have continued to recognize losses on our discontinued IP CPI product line in 2025, in amounts consistent with our expectations. For the quarter and nine months ended September 30, 2025, net losses and loss adjustment expenses on our IP CPI product line totaled $10.2 million and $52.8 million, respectively, or half of a point and one point on the quarter-to-date and year-to-date Markel Insurance segment combined ratios, respectively. Net losses and loss adjustment expenses on our IP CPI product line for the quarter and nine months ended September 30, 2024 were $41.9 million and $138.7 million, respectively, or two points on both the quarter-to-date and year-to-date Markel Insurance segment combined ratios. We believe the amount of losses on this product line in 2026 will be less than what we recognized in 2025.

Combined Ratio: Quarter-to-Date

Excluding losses attributed to natural catastrophes, the decrease in the Markel Insurance segment's combined ratio for the quarter ended September 30, 2025 compared to the same period of 2024 was primarily attributable to a lower attritional loss ratio driven by lower losses on our discontinued IP CPI product line.

The combined ratio for the quarter ended September 30, 2025 included $129.1 million of favorable development on prior accident years loss reserves compared to $119.4 million for the same period of 2024. For the quarter ended September 30, 2025, favorable development was most significant within our general liability, marine and energy, and programs product lines. Favorable development on our general liability product lines was primarily driven by the impact of an increase in our estimate of ceded losses on a large ceded reinsurance contract. Favorable development for the quarter ended September 30, 2025 was net of adverse development on our international professional liability product lines. The favorable development on prior years loss reserves in the third quarter of 2024 was most significant on our general liability and international professional liability product lines.

Combined Ratio: Year-to-Date

Excluding losses attributed to natural catastrophes, the Markel Insurance segment's combined ratio for the nine months ended September 30, 2025 was consistent with the same period of 2024.

Excluding losses attributed to natural catastrophes, the decrease in the current accident year loss ratio for the nine months ended September 30, 2025 was primarily attributable to lower losses on our discontinued IP CPI product line.

The combined ratio for the nine months ended September 30, 2025 included $356.9 million of favorable development on prior accident years loss reserves compared to $343.5 million for the same period of 2024. For the nine months ended September 30, 2025, favorable development was most significant on more recent accident years within our marine and energy, property, programs, general liability, and workers' compensation product lines. Favorable development for the nine months ended September 30, 2025 was net of $142.3 million, or two points, of adverse development on our run-off risk-managed directors and officers product lines, substantially all of which was recognized in the second quarter of 2025. For the nine months ended September 30, 2024, favorable development on prior years loss reserves was most significant on our international professional liability product lines, as well as our general liability, property, and credit and surety product lines.

The increase in the expense ratio for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily attributable to higher personnel costs, including increased severance costs related to recent organizational changes, and professional fees.

Markel Insurance - Divisional Results

The following tables present the divisional results of the Markel Insurance segment's underwriting and other insurance-related activities.

Quarter-to-Date

	Quarter Ended September 30, 2025
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$766,886	$1,047,195	$743,323	$166,770	$(3,768)	$2,720,406
Gross premium volume - fronting	—	166,705	—	—	—	166,705
Gross premium volume	$766,886	$1,213,900	$743,323	$166,770	$(3,768)	$2,887,111
Net written premiums	$635,484	$720,905	$637,793	$162,858	$(315)	$2,156,725

Earned premiums	$653,325	$611,308	$593,565	$269,781	$(331)	$2,127,648
Losses and loss adjustment expenses:
Current accident year - attritional	(435,798)	(407,487)	(284,968)	(207,990)	(10,168)	(1,346,411)
Current accident year - catastrophe	133	4,312	(130)	—	—	4,315
Prior accident years	68,824	43,253	27,799	(1,798)	(8,978)	129,100
Underwriting, acquisition, and insurance expenses	(214,578)	(215,743)	(251,303)	(77,935)	386	(759,173)
Underwriting profit (loss)	$71,906	$35,643	$84,963	$(17,942)	$(19,091)	$155,479

Services and other revenues	$—	$27,039	$7,903	$6,804	$448	$42,194
Services and other expenses	—	(1,225)	(1,799)	—	5,262	2,238
Other income	$—	$25,814	$6,104	$6,804	$5,710	$44,432

Current accident year loss ratio	66.7%	66.0%	48.0%	77.1%		63.1%
Prior accident years loss ratio	(10.5)%	(7.1)%	(4.7)%	0.7%		(6.1)%
Loss ratio	56.1%	58.9%	43.3%	77.8%		57.0%
Expense ratio	32.8%	35.3%	42.3%	28.9%		35.7%
Combined ratio	89.0%	94.2%	85.7%	106.7%		92.7%

	Quarter Ended September 30, 2024
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$812,893	$936,729	$596,346	$135,371	$(25,563)	$2,455,776
Gross premium volume - fronting	—	95,686	—	—	—	95,686
Gross premium volume	$812,893	$1,032,415	$596,346	$135,371	$(25,563)	$2,551,462
Net written premiums	$649,219	$622,950	$511,877	$125,146	$(2,681)	$1,906,511

Earned premiums	$682,751	$556,211	$524,117	$264,407	$8,287	$2,035,773
Losses and loss adjustment expenses:
Current accident year - attritional	(453,844)	(336,794)	(271,851)	(207,763)	(39,856)	(1,310,108)
Current accident year - catastrophe	(26,900)	(20,100)	(14,000)	(1,000)	—	(62,000)
Prior accident years	21,717	30,415	77,281	(9,127)	(878)	119,408
Underwriting, acquisition, and insurance expenses	(222,566)	(193,451)	(217,906)	(80,309)	(6,685)	(720,917)
Underwriting profit (loss)	$1,158	$36,281	$97,641	$(33,792)	$(39,132)	$62,156

Services and other revenues	$—	$12,787	$2,606	$—	$(236)	$15,157
Services and other expenses	—	(2,768)	(2,614)	—	(3,023)	(8,405)
Other income (loss)	$—	$10,019	$(8)	$—	$(3,259)	$6,752

Current accident year loss ratio	70.4%	64.2%	54.5%	79.0%		67.4%
Prior accident years loss ratio	(3.2)%	(5.5)%	(14.7)%	3.5%		(5.9)%
Loss ratio	67.2%	58.7%	39.8%	82.4%		61.5%
Expense ratio	32.6%	34.8%	41.6%	30.4%		35.4%
Combined ratio	99.8%	93.5%	81.4%	112.8%		96.9%

U.S. Wholesale and Specialty

The 6% decrease in gross premium volume and 4% decrease in earned premiums within the U.S. Wholesale and Specialty division for the quarter ended September 30, 2025 were primarily due to the impact of exiting our U.S. risk-managed directors and officers product line from this platform, as well as decreases within our property product line, partially offset by the impact of new business and more favorable rates within our general liability product lines. The U.S. Wholesale and Specialty division's combined ratio for the quarter ended September 30, 2025 decreased 11 points due to more favorable development on prior accident year loss reserves and a lower current accident year loss ratio.

Programs and Solutions

The 12% increase in underwriting gross premium volume and 10% increase in earned premiums within the Programs and Solutions division for the quarter ended September 30, 2025 were driven by more favorable rates and new business within our personal lines product lines, partially offset by the impact of exiting our European risk-managed directors and officers product line. The significant growth in fronting gross premium volume was driven by expansion within our property catastrophe programs with the Nephila Reinsurers. The modest increase in the Programs and Solutions division's combined ratio for the quarter ended September 30, 2025 was primarily due to a higher attritional loss ratio, partially offset by the impact of higher catastrophe losses in the third quarter of 2024.

International

The 25% increase in gross premium volume and 13% increase in earned premiums within the International division for the quarter ended September 30, 2025 were driven by increases from new business and higher renewals in our professional liability, general liability, marine and energy, and property product lines. The International division's combined ratio for the quarter ended September 30, 2025 increased four points primarily due to less favorable development on prior accident years loss reserves, partially offset by a lower current accident year loss ratio.

Global Reinsurance

Gross premium volume within the Global Reinsurance division for the quarter ended September 30, 2025 increased by 23% due to favorable timing differences on the renewal of two large contracts within our professional liability product lines in the third quarter of 2025, which were renewed in the second quarter of 2024. The increase was partially offset by non-renewals on exited sub-classes within our public entity and general liability product lines, as well as the sale of the division's renewal rights in August 2025. The Global Reinsurance division's combined ratio for the quarter ended September 30, 2025 decreased six points due to less adverse development on prior accident years loss reserves, a lower current accident year loss ratio, and a lower expense ratio.

Year-to-Date

	Nine Months Ended September 30, 2025
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$2,337,875	$2,834,324	$2,091,116	$1,065,374	$(6,054)	$8,322,635
Gross premium volume - fronting	—	1,838,499	—	—	—	1,838,499
Gross premium volume	$2,337,875	$4,672,823	$2,091,116	$1,065,374	$(6,054)	$10,161,134
Net written premiums	$1,914,426	$1,885,274	$1,799,035	$963,940	$(2,019)	$6,560,656

Earned premiums	$1,975,856	$1,755,411	$1,638,048	$829,433	$9,061	$6,207,809
Losses and loss adjustment expenses:
Current accident year - attritional	(1,341,930)	(1,120,408)	(835,303)	(624,700)	(55,394)	(3,977,735)
Current accident year - catastrophe	(18,094)	(11,888)	(25,130)	(1,450)	—	(56,562)
Prior accident years	111,866	117,234	167,579	(33,658)	(6,150)	356,871
Underwriting, acquisition, and insurance expenses	(664,838)	(638,948)	(683,872)	(238,234)	(5,650)	(2,231,542)
Underwriting profit (loss)	$62,860	$101,401	$261,322	$(68,609)	$(58,133)	$298,841

Services and other revenues	$—	$36,273	$9,829	$6,804	$185	$53,091
Services and other expenses	—	(6,030)	(7,142)	—	(2,230)	(15,402)
Other income (loss)	$—	$30,243	$2,687	$6,804	$(2,045)	$37,689

Current accident year loss ratio	68.8%	64.5%	52.5%	75.5%		65.0%
Prior accident years loss ratio	(5.7)%	(6.7)%	(10.2)%	4.1%		(5.7)%
Loss ratio	63.2%	57.8%	42.3%	79.5%		59.2%
Expense ratio	33.6%	36.4%	41.7%	28.7%		35.9%
Combined ratio	96.8%	94.2%	84.0%	108.3%		95.2%

	Nine Months Ended September 30, 2024
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$2,430,082	$2,579,202	$1,891,273	$1,133,723	$(27,456)	$8,006,824
Gross premium volume - fronting	—	1,216,410	—	—	—	1,216,410
Gross premium volume	$2,430,082	$3,795,612	$1,891,273	$1,133,723	$(27,456)	$9,223,234
Net written premiums	$1,939,979	$1,690,490	$1,617,629	$1,026,768	$(3,726)	$6,271,140

Earned premiums	$2,115,717	$1,634,054	$1,508,984	$805,413	$22,250	$6,086,418
Losses and loss adjustment expenses:
Current accident year - attritional	(1,441,889)	(1,011,370)	(822,011)	(577,253)	(107,172)	(3,959,695)
Current accident year - catastrophe	(26,900)	(20,100)	(14,000)	(1,000)	—	(62,000)
Prior accident years	76,257	64,187	264,747	(15,134)	(46,547)	343,510
Underwriting, acquisition, and insurance expenses	(699,257)	(569,980)	(609,217)	(234,007)	(12,522)	(2,124,983)
Underwriting profit (loss)	$23,928	$96,791	$328,503	$(21,981)	$(143,991)	$283,250

Services and other revenues	$—	$20,154	$6,288	$—	$(593)	$25,849
Services and other expenses	—	(4,866)	(7,518)	—	(9,183)	(21,567)
Other income (loss)	$—	$15,288	$(1,230)	$—	$(9,776)	$4,282

Current accident year loss ratio	69.4%	63.1%	55.4%	71.8%		66.1%
Prior accident years loss ratio	(3.6)%	(3.9)%	(17.5)%	1.9%		(5.6)%
Loss ratio	65.8%	59.2%	37.9%	73.7%		60.4%
Expense ratio	33.1%	34.9%	40.4%	29.1%		34.9%
Combined ratio	98.9%	94.1%	78.2%	102.7%		95.3%

U.S. Wholesale and Specialty

The 4% decrease in gross premium volume and 7% decrease in earned premiums within the U.S. Wholesale and Specialty division for the nine months ended September 30, 2025 were primarily due to the impact of exiting our U.S. risk-managed directors and officers product line from this platform, partially offset by the impact of new business and more favorable rates within our general liability product lines. The U.S. Wholesale and Specialty division's combined ratio for the nine months ended September 30, 2025 decreased two points primarily due to more favorable development on prior accident year loss reserves. Favorable development in 2025 was net of $105.6 million, or five points on the U.S. Wholesale and Specialty combined ratio, of adverse development on our run-off U.S. risk-managed directors and officers product line.

Programs and Solutions

The 10% increase in gross premium volume and 7% increase in earned premiums within the Programs and Solutions division for the nine months ended September 30, 2025 were driven by more favorable rates and new business within our personal lines product lines, partially offset by the impact of exiting our European risk-managed directors and officers product line. The significant growth in fronting gross premium volume was driven by expansion within our property catastrophe programs with the Nephila Reinsurers.

The Programs and Solutions division's combined ratio for the nine months ended September 30, 2025 was consistent with the nine months ended September 30, 2024 at 94% as the impact of a higher attritional loss ratio and higher expense ratio was offset by the impact of more favorable development on prior accident years loss reserves. Favorable development in 2025 was net of $36.7 million, or two points on the Programs and Solutions combined ratio, of adverse development on our run-off European risk-managed directors and officers product line.

International

The 11% increase in gross premium volume and 9% increase in earned premiums within the International division for the nine months ended September 30, 2025 were driven by increases on our professional liability and general liability product lines. The International division's combined ratio for the nine months ended September 30, 2025 increased six points primarily due to less favorable development on prior accident years loss reserves, partially offset by a lower attritional loss ratio.

Global Reinsurance

Gross premium volume within the Global Reinsurance division for the nine months ended September 30, 2025 decreased by 6% due to non-renewals on exited lines and renewal decreases within our professional liability and general liability product lines. The Global Reinsurance division's combined ratio for the nine months ended September 30, 2025 increased six points due to more adverse development on prior accident years loss reserves and a higher attritional loss ratio. Adverse development was driven by increases in prior accident years loss reserves within our general liability product lines, substantially all of which was recognized in the second quarter of 2025, due to greater severity than originally expected across older accident years and increases to more recent accident years to incorporate our loss experience on the older accident years. We also increased our current accident year loss ratios on these general liability product lines based on the loss experience on these older accident years.

Industrial

We measure the operating performance of our Industrial segment by its operating revenues and adjusted operating income. Adjusted operating income represents operating income before amortization of acquired intangible assets. We consolidate the results of the businesses in the Industrial segment on a one-month lag, with the exception of significant transactions or events that occur during the intervening period. The following table summarizes the operating performance of our Industrial segment.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Operating revenues	$1,049,961	$998,308	5%	$2,895,250	$2,784,548	4%
Adjusted operating income	$101,302	$111,773	(9)%	$263,579	$257,226	2%

For the quarter and nine months ended September 30, 2025, the increases in operating revenues reflected an increased contribution from our June 2024 Valor acquisition compared to 2024. The Industrial segment results for the quarter and nine months ended September 30, 2024 included two months of results from Valor.

Organic revenue growth of our Industrial segment was 4% and 2% for the quarter and nine months ended September 30, 2025, respectively. Organic revenue growth is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.

Organic revenue growth for both periods was primarily attributable to increased demand for our services within the wind energy market, construction market, and building products market, partially offset by decreased demand for our products in the transportation market.

For the quarter ended September 30, 2025, the decrease in adjusted operating income was driven by the impact of higher materials and labor costs at certain of our businesses, partially offset by the benefit of higher revenues. For the nine months ended September 30, 2025, the increase in adjusted operating income was driven by the impact of higher revenues, as previously discussed.

Financial

We measure the operating performance of our Financial segment by its operating revenues and adjusted operating income. Adjusted operating income represents operating income before amortization of acquired intangible assets. The following table summarizes the operating performance of our Financial segment.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Operating revenues	$161,501	$138,850	16%	$512,834	$434,011	18%
Adjusted operating income (1)	$61,407	$79,652	(23)%	$219,440	$194,206	13%
(1)    Adjusted operating income for the quarter and nine months ended September 30, 2024 included $33.4 million and $57.5 million, respectively, from MCRe, all of which was attributable to noncontrolling interests. MCRe results for the quarter and nine months ended September 30, 2025 were minimal.

For the quarter ended September 30, 2025, the increase in revenues was primarily attributable to higher premium volumes for our program services and lender services offerings, as well as the impact of a higher effective management fee rate for our ILS investment management services.

For the nine months ended September 30, 2025, the increase in revenues was primarily attributable to income related to our minority investment in Velocity in 2025, following the sale of its managing general agent operations in February 2025 and of its insurance carrier in May 2025.

Organic revenue growth for the quarter and nine months ended September 30, 2025 was 16% and 9%, respectively. Organic revenue growth is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.

For the quarter ended September 30, 2025, revenue growth and organic revenue growth were consistent. Organic revenue growth for the nine months ended September 30, 2025 was primarily attributable to the impact of a higher effective management fee rate for our ILS investment management services and higher premium volumes for our program services offerings.

For the quarter ended September 30, 2025, the decrease in adjusted operating income was primarily attributable to favorable loss development on the run-off of reinsurance contracts written by MCRe in 2024, all of which was attributable to noncontrolling interests. Excluding the impact of MCRe, adjusted operating income for the quarter ended September 30, 2025 increased, driven by the impact of higher revenues, as previously discussed.

For the nine months ended September 30, 2025, the increase in adjusted operating income was driven by the impact of higher revenues, including the impact of income related to our minority investment in Velocity, as previously discussed. These increases were partially offset by favorable loss development at MCRe in 2024, as previously discussed.

Consumer and Other

We measure the operating performance of our Consumer and Other segment by its operating revenues and adjusted operating income. Adjusted operating income represents operating income before amortization of acquired intangible assets. We consolidate the results of the businesses in the Consumer and Other segment on a one-month lag, with the exception of significant transactions or events that occur during the intervening period.

Costa Farms, which is the largest business in the Consumer and Other segment, is a seasonal business, with a significant portion of its sales occurring in the second quarter. The following table summarizes the operating performance of our Consumer and Other segment.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Operating revenues	$291,414	$265,299	10%	$1,108,426	$1,063,863	4%
Adjusted operating income (loss)	$17,372	$(425)	NM (1)	$151,283	$128,036	18%
(1)    NM - Not meaningful

For the quarter and nine months ended September 30, 2025, the increases in operating revenues reflected the contribution from our EPI acquisition in 2025.

The organic revenue growth of our Consumer and Other segment was 5% and 2% for the quarter and nine months ended September 30, 2025, respectively. Organic revenue growth is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.

Organic revenue growth for both periods was primarily attributable to higher sales volume of ornamental plants in 2025 compared to 2024.

For the quarter and nine months ended September 30, 2025, the increases in adjusted operating income were driven by the contribution from EPI, as well as the impact of higher sales volume of ornamental plants, as previously discussed.

Corporate

The following table summarizes the results of our corporate operations, as well as a reconciliation to total corporate and eliminations as presented in the summary table of our consolidated results of operations. For further details of investment performance at our corporate operations, see "Consolidated Investment Results."

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net investment income	$26,351	$35,317	$82,084	$98,920
Services and other revenues	21,021	11,954	38,496	38,669
Operating revenues	47,372	47,271	120,580	137,589
Services and other expenses (1)	(20,806)	—	(20,806)	—
Corporate adjusted operating income	$26,566	$47,271	$99,774	$137,589
Markel Group consolidating eliminations	(14,105)	(13,619)	(36,537)	(35,259)
Corporate and eliminations	$12,461	$33,652	$63,237	$102,330
(1)    Prior to the third quarter of 2025, corporate expenses were fully allocated to our segments.

Consolidated Investment Results

The following table summarizes our consolidated investment performance. Investing results are attributed to our businesses based on the subsidiary that holds the investments.

We measure our investment performance by analyzing net investment income, which reflects the recurring interest and dividend earnings on our investment portfolio. We also analyze net investment gains, which are primarily comprised of unrealized gains and losses on our equity portfolio. Net investment gains or losses in any given period are typically attributable to changes in the fair value of our equity portfolio due to market value movements. Based on the potential for volatility in the financial markets, we understand that the level of gains or losses may vary from one period to the next, and therefore believe that our investment performance is best analyzed over longer periods of time. As of September 30, 2025, the fair value of our equity portfolio included cumulative unrealized gains of $8.8 billion.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net investment income	$245,675	$235,477	$712,779	$676,807
Yield on fixed maturity securities (1)	3.6%	3.3%	3.5%	3.2%
Yield on short-term investments (1)	3.9%	4.8%	3.8%	4.8%
Yield on cash and cash equivalents and restricted cash and cash equivalents (1)	3.3%	3.7%	3.3%	3.7%

Net realized investment gains (losses)	$4,695	$13,891	$(13,702)	$(4,604)
Change in fair value of equity securities	428,191	903,639	877,740	1,694,398
Net investment gains	$432,886	$917,530	$864,038	$1,689,794

Return on equity securities (2)	3.8%	8.8%	8.4%	18.5%
(1)    Yield reflects the applicable annualized interest income as a percentage of the applicable monthly average invested assets at amortized cost.
(2)    Return on equity securities is calculated by dividing dividends and the change in fair value of equity securities by the monthly average equity securities at fair value and considers the timing of net purchases and sales.

The increase in net investment income for the quarter and nine months ended September 30, 2025 was driven by higher interest income on fixed maturity securities due to a higher yield and higher average holdings of fixed maturity securities in 2025 compared to 2024. These increases were partially offset by lower interest income on our short-term investments due to lower average short-term investment holdings and lower short-term interest rates in 2025 compared to 2024. Proceeds from our May 2024 senior debt offering, which had been held in short-term investments, were used to redeem our preferred shares in the second quarter of 2025 resulting in lower average holdings in 2025 compared to 2024. See note 4(d) of the notes to consolidated financial statements for details regarding the components of net investment income.

We hold investments across our operating businesses and at our holding company, with the majority of our investments held at our Markel Insurance business in support of its underwriting activities. Markel Insurance has also provided loans to a corporate subsidiary to fund certain non-insurance acquisitions, which we evaluate similarly to invested assets held by Markel Insurance. Additionally, a corporate subsidiary may, from time to time, provide loans to our operating businesses to fund strategic growth investments and projects. The following tables summarize the composition of our invested assets by segment.

	September 30, 2025
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Total
Fixed maturity securities	$16,708,161	$354,989	$196,831	$17,259,981
Equity securities	10,614,926	—	2,172,690	12,787,616
Short-term investments	886,104	268,898	960,755	2,115,757
Cash and cash equivalents, including restricted	3,071,545	696,571	848,787	4,616,903
Invested assets	$31,280,736	$1,320,458	$4,179,063	$36,780,257

Intercompany loans receivable	$773,000	$—	$309,004

	December 31, 2024
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Total
Fixed maturity securities	$15,384,895	$237,591	$123,053	$15,745,539
Equity securities	9,713,411	—	2,071,110	11,784,521
Short-term investments	840,248	273,832	1,410,830	2,524,910
Cash and cash equivalents, including restricted	2,568,733	613,222	1,010,293	4,192,248
Invested assets	$28,507,287	$1,124,645	$4,615,286	$34,247,218

Intercompany loans receivable	$788,000	$—	$301,772

The following tables summarize our investing results by segment. Intercompany interest relates to interest on intersegment loans.

	Quarter Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$151,943	$2,017	$1,685	$—	$155,645
Short-term investments	8,251	2,512	8,643	—	19,406
Cash and cash equivalents, including restricted	26,210	5,542	5,731	—	37,483
Intercompany loans receivable	7,072	—	7,033	(14,105)	—
Dividends on equity securities	32,162	—	3,600	—	35,762
Investment expenses	(2,229)	(51)	(341)	—	(2,621)
Net investment income	$223,409	$10,020	$26,351	$(14,105)	$245,675

Net investment gains	$389,438	$—	$43,448	$—	$432,886

	Quarter Ended September 30, 2024
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$128,681	$1,672	$1,071	$—	$131,424
Short-term investments	9,315	3,813	17,843	—	30,971
Cash and cash equivalents, including restricted	29,742	4,576	6,902	—	41,220
Intercompany loans receivable	8,525	—	5,094	(13,619)	—
Dividends on equity securities	31,552	—	5,187	—	36,739
Investment expenses	(4,048)	(49)	(780)	—	(4,877)
Net investment income	$203,767	$10,012	$35,317	$(13,619)	$235,477

Net investment gains	$709,130	$10	$208,390	$—	$917,530

	Nine Months Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$435,626	$5,267	$3,926	$—	$444,819
Short-term investments	21,675	8,025	28,959	—	58,659
Cash and cash equivalents, including restricted	73,780	15,456	23,744	—	112,980
Intercompany loans receivable	21,819	—	14,718	(36,537)	—
Dividends on equity securities	98,460	—	12,309	—	110,769
Investment expenses	(12,706)	(170)	(1,572)	—	(14,448)
Net investment income	$638,654	$28,578	$82,084	$(36,537)	$712,779

Net investment gains	$745,816	$—	$118,222	$—	$864,038

	Nine Months Ended September 30, 2024
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$363,304	$5,373	$3,412	$—	$372,089
Short-term investments	36,879	11,200	46,730	—	94,809
Cash and cash equivalents, including restricted	86,871	13,367	22,602	—	122,840
Intercompany loans receivable	20,203	—	15,056	(35,259)	—
Dividends on equity securities	87,872	—	13,391	—	101,263
Investment expenses	(11,780)	(143)	(2,271)	—	(14,194)
Net investment income	$583,349	$29,797	$98,920	$(35,259)	$676,807

Net investment gains (losses)	$1,300,433	$(158)	$389,519	$—	$1,689,794

Consolidated Underwriting Reconciliation

The following tables reconcile our Markel Insurance segment underwriting results to our consolidated underwriting operations. State National's underwriting results are included in our Financial segment.

	Quarter Ended September 30,
	2025				2024
(dollars in thousands)	Markel Insurance	State National	Eliminations	Consolidated	Markel Insurance	State National	Eliminations	Consolidated
Gross premium volume:
Underwriting	$2,720,406	$82,014	$—	$2,802,420	$2,455,776	$75,813	$—	$2,531,589
Fronting	166,705	961,450	(71,682)	1,056,473	95,686	890,081	(45,647)	940,120
Total	$2,887,111	$1,043,464	$(71,682)	$3,858,893	$2,551,462	$965,894	$(45,647)	$3,471,709

Earned premiums	$2,127,648	$78,125	$—	$2,205,773	$2,035,773	$74,335	$—	$2,110,108
Losses and loss adjustment expenses	(1,212,996)	(40,830)	—	(1,253,826)	(1,252,700)	(37,912)	—	(1,290,612)
Underwriting, acquisition, and insurance expenses	(759,173)	(23,328)	—	(782,501)	(720,917)	(22,639)	—	(743,556)
Underwriting profit	$155,479	$13,967	$—	$169,446	$62,156	$13,784	$—	$75,940

Combined Ratio	92.7%	82.1%		92.3%	96.9%	81.5%		96.4%

	Nine Months Ended September 30,
	2025				2024
(dollars in thousands)	Markel Insurance	State National	Eliminations	Consolidated	Markel Insurance	State National	Eliminations	Consolidated
Gross premium volume:
Underwriting	$8,322,635	$231,469	$—	$8,554,104	$8,006,824	$222,318	$—	$8,229,142
Fronting	1,838,499	2,997,058	(168,047)	4,667,510	1,216,410	2,764,634	(85,948)	3,895,096
Total	$10,161,134	$3,228,527	$(168,047)	$13,221,614	$9,223,234	$2,986,952	$(85,948)	$12,124,238

Earned premiums	$6,207,809	$229,029	$—	$6,436,838	$6,086,418	$228,416	$—	$6,314,834
Losses and loss adjustment expenses	(3,677,426)	(119,099)	—	(3,796,525)	(3,678,185)	(132,749)	—	(3,810,934)
Underwriting, acquisition, and insurance expenses	(2,231,542)	(72,608)	—	(2,304,150)	(2,124,983)	(67,620)	—	(2,192,603)
Underwriting profit	$298,841	$37,322	$—	$336,163	$283,250	$28,047	$—	$311,297

Combined Ratio	95.2%	83.7%		94.8%	95.3%	87.7%		95.1%

Other

The following table presents the components of consolidated net income that are not allocated to our operating segments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Amortization of acquired intangible assets	$44,061	$46,459	$142,216	$134,981
Interest expense	$50,678	$53,361	$155,894	$151,506
Net foreign exchange (gains) losses	$(19,279)	$111,612	$245,263	$51,401
Income tax expense	$214,656	$259,411	$428,230	$628,211

Effective tax rate			21%	22%

Interest Expense

The decrease in interest expense for the quarter ended September 30, 2025 compared to the same period of 2024 was driven by a decrease in interest on revolving lines of credit at certain of our operating businesses. The increase in interest expense for the nine months ended September 30, 2025 compared to the same period of 2024 was primarily attributable to the issuance of our $600 million 6.0% unsecured senior notes in May 2024. This was offset by a decrease in interest expense on revolving lines of credit at certain of our operating businesses.

Net Foreign Exchange Gains and Losses

Net foreign exchange gains and losses are primarily due to the remeasurement of our foreign currency denominated insurance loss reserves to the U.S. Dollar. The predominant foreign currencies within our insurance operations are the Euro and the British Pound. The U.S. Dollar strengthened against the British Pound and remained relatively stable against the Euro during the quarter ended September 30, 2025. The U.S. Dollar weakened against the Euro and the British Pound during the nine months ended September 30, 2025, most notably during the second quarter of 2025. The U.S. dollar also weakened against the British Pound and Euro during 2024, most notably during the third quarter of 2024.

Our exposure to foreign currency exchange rates is largely hedged through our available-for-sale investment portfolio, where we hold securities that generally match the currencies of our loss reserves. We also purchase foreign currency forward contracts to further manage unmatched foreign currency exposures.

Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized losses on available-for-sale investments in other comprehensive income, were losses of $25.0 million and gains of $197.7 million for the quarter and nine months ended September 30, 2025, respectively, compared to gains of $98.8 million and $53.2 million for the same respective periods of 2024.

Income Taxes

On July 4, 2025, the U.S. enacted legislation known as the One Big Beautiful Bill Act of 2025 (the OBBB Act) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBB Act makes changes to certain U.S. corporate tax provisions, most of which are not effective until 2026. The OBBB Act did not have a material impact on our results of operations, financial condition, or cash flows upon enactment in the third quarter of 2025, and we do not expect it to have a material impact in the future; however, we will continue to evaluate the impact of the OBBB Act.

Other Comprehensive Income to Shareholders

The following table summarizes the components of other comprehensive income to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Change in net unrealized losses on available-for-sale investments, net of taxes	$47,278	$434,564	$468,167	$282,992
Other, net of taxes	(5,537)	(10,041)	9,907	1,459
Other comprehensive (income) loss attributable to noncontrolling interest	49	(24)	35	(96)
Other comprehensive income to shareholders	$41,790	$424,499	$478,109	$284,355

The change in net unrealized losses on available-for-sale investments in any given period is typically attributable to changes in the fair value of our fixed maturity portfolio due to changes in interest rates during the period, and, to a lesser extent, changes in foreign currency exchange rates. During the nine months ended September 30, 2025, the change in net unrealized losses on available-for-sale investments included $197.7 million of foreign exchange gains due to the weakening of the U.S. Dollar against the British Pound and Euro during 2025.

As of September 30, 2025, 96% of our fixed maturity portfolio was rated "AA" or better.

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the benefit and protection of our policyholders, creditors, and shareholders. Our consolidated debt to capital ratio was 19% and 20% at September 30, 2025 and December 31, 2024, respectively, both of which are within the range of our target capital structure.

In June 2025, we redeemed in full our 600,000 6.00% Fixed-Rate Reset Non-Cumulative Series A preferred shares for $1,000 per share, for an aggregate value of $600.0 million. As of September 30, 2025, we had no preferred shares issued and outstanding.

Investments, cash and cash equivalents, and restricted cash and cash equivalents (invested assets) were $36.8 billion and $34.2 billion at September 30, 2025 and December 31, 2024, respectively. Our holding company had $3.7 billion and $4.3 billion of invested assets at September 30, 2025 and December 31, 2024, respectively. The decrease in invested assets at our holding company was attributable to cash used to redeem our preferred stock and repurchase shares of our common stock in 2025. For further details on the composition of our invested assets, see "Consolidated Investment Results."

We have a share repurchase program, authorized by our Board of Directors, that provides for the repurchase of up to $2 billion of common stock. As of September 30, 2025, $1.6 billion remained available for repurchase under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

We may from time to time seek to prepay, retire, or repurchase our outstanding senior notes, through open market purchases, privately negotiated transactions or otherwise. Those prepayments, retirements or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.

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

Cash Flows

Net cash provided by operating activities was $2.1 billion for both the nine months ended September 30, 2025 and 2024. The unfavorable impact of higher gross claims payments and higher personnel costs in our insurance operations in 2025 compared to 2024 was offset by a cash payment of $292.6 million received in the third quarter of 2025 to complete a ceded reinsurance commutation. See note 7 for further details regarding this commutation.

Net cash used by investing activities was $635.9 million for the nine months ended September 30, 2025 compared to $1.9 billion for the same period of 2024. During the nine months ended September 30, 2025, net cash used by investing activities included net purchases of fixed maturity securities and equity securities of $877.3 million and $126.6 million, respectively, and net sales of short-term investments of $473.1 million. The net sales of short-term investments in 2025 were largely driven by the conversion of short-term investments to cash in order to redeem our preferred stock in June 2025. During the nine months ended September 30, 2024, net cash used by investing activities included net purchases of fixed maturity securities and equity securities of $1.3 billion and $318.0 million, respectively, and net sales of short term investments of $305.2 million. Net cash used by investing activities in 2024 also included $154.4 million and $167.7 million of net cash used for the acquisition of Valor and EPI, respectively. Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities, and individual buy and sell decisions made in the normal course of our investment portfolio management.

For the nine months ended September 30, 2025, net cash used by financing activities was $1.1 billion, which included $600.0 million of cash used to redeem our preferred stock and $344.0 million of cash used to repurchase shares of our common stock. For the nine months ended September 30, 2024, net cash provided by financing activities was $65.7 million, which included net proceeds of $592.6 million from the issuance of senior notes in May 2024, and was net of $389.1 million of cash used to repurchase shares of our common stock. Additionally, financing activities during the nine months ended September 30, 2025 and 2024 reflected borrowings and repayments of debt at certain of our operating businesses, primarily on revolving lines of credit.

Non-GAAP Financial Measures

Markel Group utilizes certain non-GAAP measures that we believe enhance the understanding of our performance. These measures should not be viewed as a substitute for measures determined in accordance with U.S. GAAP.

Consolidated Adjusted Operating Income and Adjusted Operating Income Per Share

Consolidated adjusted operating income and adjusted operating income per share, which exclude net investment gains and losses, amortization of acquired intangible assets, and impairment of goodwill, are non-GAAP financial measures. We believe adjusted operating income is generally an accurate representation of the operating performance of our businesses in our periodic results.

Net investment gains and losses are predominantly derived from our investments in publicly traded equity securities and include significant unrealized gains and losses from market value movements. We believe that net investment gains and losses, whether realized from sales or unrealized from market value movements, are distortive in understanding the short-term operating performance of our businesses. We do not view amortization of intangible assets and impairment of goodwill, which arise from purchase accounting for acquisitions, as ongoing costs of operating our businesses, and therefore exclude those amounts from our adjusted operating income metrics.

The following table reconciles operating income to adjusted operating income on both a consolidated and per share basis.

	Nine Months Ended September 30, 2025	Years Ended December 31,
(dollars in thousands, except per share data)		2024	2023	2022	2021	2020
Operating income (loss)	$2,399,706	$3,712,562	$2,928,828	$(93,336)	$3,241,505	$1,273,884
Add: Amortization of acquired intangible assets	142,216	181,472	180,614	178,778	160,539	159,315
Add: Impairment of goodwill	—	—	—	80,000	—	—
Less: Net investment gains (losses)	864,038	1,807,219	1,524,054	(1,595,733)	1,978,534	617,979
Adjusted operating income	$1,677,884	$2,086,815	$1,585,388	$1,761,175	$1,423,510	$815,220

Operating income (loss) per share	$190	$290	$223	$(7)	$238	$92
Add: Amortization of acquired intangible assets impact	11	14	14	13	12	12
Add: Impairment of goodwill impact	—	—	—	6	—	—
Less: Net investment gains (losses) impact	68	141	116	(119)	145	45
Adjusted operating income per share	$133	$163	$121	$131	$104	$59

Combined Ratio and Current Accident Year Loss Ratio, Excluding Current Year Catastrophe Events

We use underwriting profit or loss and the combined ratio as a basis for evaluating our underwriting performance. The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses, and underwriting acquisition and insurance expenses to earned premiums. The combined ratio is the sum of the loss ratio and the expense ratio.

When analyzing our loss ratio, we typically evaluate losses and loss adjustment expenses attributable to the current accident year separately from losses and loss adjustment expenses attributable to prior accident years. Prior accident year reserve development, which can either be favorable or unfavorable, represents changes in our estimates of losses and loss adjustment expenses related to loss events that occurred in prior years. We believe a discussion of the current accident year loss ratios that exclude prior accident year reserve development is helpful in most cases since it provides more insight into estimates of current underwriting performance and excludes changes in estimates related to prior year loss reserves.

In addition to the U.S. GAAP combined ratio, loss ratio, and expense ratio, we also evaluate our underwriting performance using measures that exclude the impacts of certain items on these ratios. We believe these adjusted measures, which are non‑GAAP measures, provide financial statement users with a better understanding of the significant factors that comprise our underwriting results and how management evaluates underwriting performance.

When analyzing our combined ratio, we exclude current accident year losses and loss adjustment expenses attributed to natural catastrophes and certain other significant, infrequent loss events. Gross and ceded losses for certain events may also result in receipt or payment of reinstatement premiums, which, if significant, may also be excluded when analyzing our combined ratio. Due to the unique characteristics of these events, there is inherent variability as to the timing and amount of the loss, which cannot be predicted in advance. We believe measures that exclude the effects of such events are meaningful to understand the underlying trends and variability in our underwriting results that may be obscured by these items.

We also analyze our current accident year loss ratio excluding losses and loss adjustment expenses attributable to catastrophes and other significant, infrequent loss events. The current accident year loss ratio excluding the impact of catastrophes and other significant, infrequent loss events is commonly referred to as an attritional loss ratio within the property and casualty insurance industry.

The components of Markel Insurance's combined ratios, including these non-GAAP measures, are included in "Markel Insurance".

Organic Revenue Growth

Organic revenue growth is a non-GAAP measure. We believe organic revenue growth is a meaningful measure as it provides growth in comparable revenues from period-to-period by adjusting for the impact of acquisitions and dispositions. For acquisitions and dispositions, the calculation of organic revenue growth excludes the revenue of the business from the two periods being compared unless our consolidated results include a full period of revenue from the business for both periods. The following table reconciles revenue growth to organic revenue growth.

	Quarter Ended September 30, 2025	Nine Months Ended September 30, 2025	Years Ended December 31,
			2024	2023	2022	2021	2020
Industrial segment:
Revenue growth	5.2%	4.0%	1.4%	9.7%	42.9%	51.5%	81.8%
Impact of inorganic activity	(0.7)%	(2.1)%	(1.3)%	(2.0)%	(25.2)%	(30.4)%	(106.0)%
Organic revenue growth	4.5%	1.9%	0.1%	7.7%	17.7%	21.1%	(24.2)%

Financial segment:
Revenue growth	16.3%	18.2%	7.3%	(23.0)%	45.2%	3.5%	(8.5)%
Impact of inorganic activity	—%	(9.6)%	0.5%	43.6%	(25.8)%	—%	—%
Organic revenue growth	16.3%	8.6%	7.8%	20.6%	19.4%	3.5%	(8.5)%

Consumer and Other segment:
Revenue growth	9.8%	4.2%	6.4%	(7.5)%	7.9%	2.6%	2.7%
Impact of inorganic activity	(4.7)%	(2.6)%	(4.6)%	—%	0.6%	6.2%	—%
Organic revenue growth	5.1%	1.6%	1.8%	(7.5)%	8.5%	8.8%	2.7%

Critical Accounting Estimates

Critical accounting estimates are those estimates that both are important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of material contingent assets and liabilities. These estimates, by necessity, are based on assumptions about numerous factors.

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

Safe Harbor and Cautionary Statement

This report contains statements concerning or incorporating our expectations, assumptions, plans, objectives, future financial or operating performance and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions as they relate to us or our management.

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under Item 1 Business, Item 1A Risk Factors, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A

Quantitative and Qualitative Disclosures About Market Risk in our 2024 Annual Report on Form 10-K or under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and "Risk Factors" in this report, or are included in the items listed below:
•the effect of cyclical trends or changes in market conditions on our operations, including demand and pricing in the markets in which we operate;
•actions by competitors, including the use of technology and innovation to simplify the customer experience, increase efficiencies, redesign products, alter models and effect other potentially disruptive changes, and the effect of competition on market trends and pricing;
•our efforts to develop new products, expand in targeted markets or improve business processes and workflows may not be successful, may cost more, or take longer than expected and may increase or create new risks (e.g., insufficient demand, change to risk exposures, distribution channel conflicts, execution risk, regulatory risk, increased expenditures);
•the frequency and severity of man-made, health-related, and natural catastrophes may exceed expectations, are unpredictable and, in the case of some natural catastrophes, may be exacerbated by changing conditions in the climate, oceans and atmosphere, resulting in increased frequency and/or severity of extreme weather-related events;
•we offer coverage against terrorist acts in connection with some of our programs, and in other instances we are legally required to offer terrorism insurance; in both circumstances, we actively manage our exposure, but if there is a covered terrorist attack, we could sustain material losses;
•emerging claim and coverage issues, changing industry practices, and evolving legal, judicial, social, and other claims, and coverage trends or conditions, can increase the scope of coverage, the frequency and severity of claims, and the period over which claims may be reported; these factors, as well as uncertainties in the loss estimation process, can adversely impact the adequacy of our loss reserves and our allowance for reinsurance recoverables;
•reinsurance reserves are subject to greater uncertainty than insurance reserves, primarily because of reliance upon the original underwriting decisions made by ceding companies and the longer lapse of time from the occurrence of loss events to their reporting to the reinsurer for ultimate resolution;
•inaccuracies (whether due to data error, human error or otherwise) in the various modeling techniques and data analytics (e.g., scenarios, predictive and stochastic modeling, and forecasting) we use to analyze and estimate exposures, loss trends, and other risks associated with our insurance businesses could cause us to misprice our products or fail to appropriately estimate the risks to which we are exposed;
•changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book (which is in runoff), for example, changes in assumptions and estimates of mortality, longevity, morbidity, and interest rates, could result in material changes in our estimated loss reserves for that business;
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
•changes in the availability, costs, quality, and providers of reinsurance coverage, which may impact our ability to write, or continue to write, certain lines of business or to mitigate the volatility of losses on our results of operations and financial condition;
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
•general economic and market conditions and industry specific conditions, including: extended economic recessions or expansions; prolonged periods of slow economic growth; inflation or deflation; fluctuations in foreign currency exchange rates, commodity and energy prices, and interest rates; volatility in the credit and capital markets; the imposition of duties, tariffs and other changes in international trade regulation, and other factors;

•economic conditions, actual or potential defaults in corporate bonds, municipal bonds, mortgage-backed securities or sovereign debt obligations, volatility in interest and foreign currency exchange rates, changes in U.S. government debt ratings, and changes in market value of concentrated investments can have a significant impact on the fair value of our fixed maturity securities and equity securities, as well as the carrying value of our other assets and liabilities, and this impact may be heightened by market volatility and our ability to mitigate our sensitivity to these changing conditions;
•economic conditions may adversely affect our access to capital and credit markets;
•the effects of government intervention, including material changes in the monetary policies of central banks, to address financial downturns, inflation, and other economic and currency concerns;
•the impacts that political and civil unrest and regional conflicts may have on our businesses and the markets they serve or that any disruptions in regional or worldwide economic conditions generally arising from these situations may have on our businesses, industries, or investments;
•the impacts of liability, transition, and physical risks associated with climate change;
•the significant volatility, uncertainty, and disruption caused by health epidemics and pandemics, as well as governmental, legislative, judicial, or regulatory actions or developments in response thereto;
•changes in U.S. tax laws, regulations, or interpretations, or in the tax laws, regulations, or interpretations of other jurisdictions in which we operate, and adjustments we may make in our operations or tax strategies in response to those changes;
•a failure or security breach of, or cyberattack on, enterprise information technology systems that we, or third parties who perform certain functions for us, use, or a failure to comply with data protection or privacy regulations or regulations related to the use of artificial intelligence or machine learning technology;
•third-party providers may perform poorly, breach their obligations to us, or expose us to enhanced risks;
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
•the manner in which our businesses operate through independent local management teams could result in inconsistent management, governance, and oversight practices;
•our substantial international operations and investments expose us to increased political, civil, operational, and economic risks, including foreign currency exchange rate and credit risk;
•our ability to obtain additional capital for our operations on terms favorable to us;
•the compliance, or failure to comply, with covenants and other requirements under our credit facilities, senior debt, and other indebtedness;
•our ability to maintain or raise third-party capital for existing or new investment vehicles and risks related to our management of third-party capital;
•the effectiveness of our procedures for compliance with existing and future guidelines, policies and legal and regulatory standards, rules, laws, and regulations;
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
•adverse changes in our assigned financial strength or debt ratings, or outlook, could adversely impact us, including our ability to attract and retain business, the amount of capital our insurance subsidiaries must hold, and the availability and cost of capital;

•changes in the amount of statutory capital our insurance subsidiaries are required to hold, which can vary significantly and is based on many factors, some of which are outside our control;
•market fluctuations in the value of the equity securities we hold, both at our insurance subsidiaries and our holding company, can significantly impact our periodic results and the amount of statutory capital our insurance subsidiaries are required to hold;
•losses from litigation and regulatory investigations and actions;
•disruptions resulting from a threatened proxy contest or other actions by activist shareholders;
•considerations and limitations relating to the use of intrinsic value as a performance metric, including the possibility that shareholders, analysts, or other market participants may have a different perception of our intrinsic value, which may result in our stock price varying significantly from our intrinsic value calculations; and
•a number of additional factors may adversely affect our Industrial, Financial, and Consumer and Other businesses, and the markets they serve, and negatively impact their revenues and profitability, including, among others: adverse weather conditions, plant disease and other contaminants; changes in government support for education, healthcare and infrastructure projects; changes in capital spending levels; changes in the housing, commercial and industrial construction markets; liability for environmental matters; supply chain and shipping issues, including increases in freight costs; volatility in the market prices for their products; and volatility in commodity, wholesale and raw materials prices, and interest and foreign currency exchange rates.

Results from our operations have been and will continue to be potentially materially affected by these factors.

By making forward-looking statements, we do not intend to become obligated to publicly update or revise any such statements whether as a result of new information, future events, or other changes. Readers are cautioned not to place undue reliance on any forward-looking statements, which are based on our current knowledge and speak only as at their dates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates, and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. During the nine months ended September 30, 2025, there were no material changes in our market risk exposures from those described in our 2024 Annual Report on Form 10-K.

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill its obligations to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables. During the nine months ended September 30, 2025, there were no material changes in our credit risk exposures from those described in our 2024 Annual Report on Form 10‑K.

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

Based upon this evaluation, the PEO and PFO concluded that effective Disclosure Controls were in place to ensure that the information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting

During the third quarter of 2025, we expanded the use of our data warehousing and reporting system at our international insurance operations to calculate incurred but not reported (IBNR) loss reserves. The system streamlines the process and enhances the control environment related to the impacted IBNR loss reserves. As part of this transition, we evaluated the impact of the system on our internal control over financial reporting and added new controls, or made updates to existing controls, as necessary. There were no other changes in our internal control over financial reporting during the third quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Throughout 2025, the U.S. has announced new, as well as changes in, tariffs on a broad range of foreign imports. These tariffs, and any additional duties, tariffs, and other trade barriers, imposed or modified by the U.S., and retaliatory or responsive countermeasures by other countries, may adversely affect the price and availability of goods for our businesses and the demand for our products and services. Additionally, any such measures or countermeasures may increase inflationary pressure on our insured losses, loss adjustment expenses, and other operating costs. These impacts may be material, and our efforts to mitigate these impacts may not be successful and, even when they are successful, there may be a time lag before the impacts of these efforts are reflected in our results. See Item 1A Risk Factors in our 2024 Annual Report on Form 10-K for more discussion of these risks, including under:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our common share repurchases for the quarter ended September 30, 2025.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2025 through July 31, 2025	3,630	$2,003.42	3,630	$1,641,428
August 1, 2025 through August 31, 2025	17,512	$1,945.33	17,512	$1,607,361
September 1, 2025 through September 30, 2025	14,910	$1,931.99	14,910	$1,578,555
Total	36,052	$1,945.66	36,052	$1,578,555
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

Item 5. OTHER INFORMATION

Adoption or Termination of Trading Arrangements by Directors or Officers

On August 15, 2025, Steven A. Markel, Chair of the Board and a Director of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 3,000 of the Company's common shares until August 31, 2026 (or the date on which all shares have been sold).

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

101
The following consolidated financial statements from Markel Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on October 29, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of October 2025.

Markel Group Inc.

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian J. Costanzo
Brian J. Costanzo
Chief Financial Officer
(Principal Financial Officer)