Form 10-K
period 2025-12-31
MARKEL GROUP INC.
filed 2026-02-26
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025
Commission File Number 001-15811
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates as of June 30, 2025 was approximately $24,853,000,000.
The number of shares of the registrant's Common Stock outstanding at February 4, 2026: 12,575,726.
Documents Incorporated By Reference: The portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 20, 2026, referred to in Part III.

Markel Group Inc.
Form 10-K

PART I

Item 1. BUSINESS

Markel Group is a holding company that owns independently operated businesses across a range of industries. The cornerstone business, Markel Insurance, provides specialized insurance products that are not typically available through the standard insurance market. This insurance business sits at the center of the Company's strategy. It generates and holds capital used to support growth and investment across Markel Group. The other majority-owned businesses operate in diverse end markets, from industrial bakery equipment to ornamental plants to precast concrete. Markel Group also owns shares in publicly traded companies, primarily within its insurance operations.

Markel Group supports each business by empowering leaders to make the best long-term decisions for their businesses. Customers, associates, and shareholders each benefit from this approach, given how it allows businesses to pursue opportunities that require time, stability, and trust. We believe this approach is difficult to replicate and makes Markel Group a distinctive home for businesses.

An example of Markel Group's long-term mindset is the approach to reserving within the insurance operations. Customers rely on Markel Insurance to honor promises that may extend many years into the future. Through its long-standing practice of establishing reserves that are more likely to be redundant than deficient and investing the capital held to pay those reserves in high-quality investments, Markel Insurance ensures it can fulfill its commitments and uphold the trust placed in it by policyholders.

The Company's architecture is intentionally designed to promote long-term decision making. Diverse cash flows across Markel Group provide financial strength. If one business faces headwinds, others can continue generating cash flow, enabling the Company to continuously pursue attractive opportunities. Low levels of debt reduce outside pressures that could otherwise force short-term actions. Decentralized leadership allows each business to adapt quickly to best serve its customers.

This long-term orientation is rooted in, and guided by, the Company's culture, known as The Markel Style. The Markel Style is built on simple ideas: treat people fairly, act with integrity, and commit to winning over the long term. These principles guide decisions across the Company, serving as a shared set of values that foster excellence and consistency across independent businesses, all while allowing each business to retain its entrepreneurial spirit.

Relentlessly Compounding Shareholder Capital

A key principle of The Markel Style is building the value of the Company for shareholders. The design of Markel Group supports this goal by (i) owning businesses that generate positive cash flows and (ii) redeploying those cash flows for additional growth.

Achieving this goal requires the ability to redeploy capital efficiently, with low friction and at attractive rates, across a large and diverse opportunity set. Markel Group has developed the skill and capability to do so in multiple ways:
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

This unique company design and set of shared values have enabled the Company to compound shareholder capital at attractive rates over many decades. We believe this compounding is best exhibited by the five-year compound annual growth rate (CAGR) in our closing stock price and intrinsic value per share, which were 16% and 15%, respectively.

10K - 2

Key Financial Metrics

We believe our system is uniquely equipped to relentlessly compound shareholder capital at attractive rates across decades. To better align with this long-term perspective, we use five-year time periods to measure our performance. The following table presents a summary of key financial metrics over the last five years.

(dollars in millions, except per share data)	2025	2024	2023	2022	2021
Operating Performance
Operating revenues	$15,513	$14,814	$14,280	$13,271	$10,868
Operating cash flows	2,761	2,594	2,787	2,709	2,274

Operating income (loss)	3,195	3,713	2,929	(93)	3,242
Less: Net investment gains (losses)	1,076	1,807	1,524	(1,596)	1,979
Add: Amortization and impairment	185	181	181	259	161
Adjusted operating income (1)	2,304	2,087	1,585	1,761	1,424

Financial Position (at year end)
Equity securities	$13,004	$11,785	$9,578	$7,672	$9,024
Invested assets (2)	37,439	34,247	30,854	27,420	28,292
Insurance float (3)	18,827	17,519	16,733	14,947	13,543
Total assets	68,905	61,898	55,046	49,791	48,477
Shareholders' equity	18,598	16,916	14,984	13,151	14,700
Senior long-term debt and other debt	4,304	4,330	3,780	4,104	4,361
Debt to capital ratio (4)	19%	20%	20%	24%	23%

Per Share Data
Common shares outstanding (at year end, in thousands)	12,590	12,790	13,132	13,423	13,632
5-Year CAGR in closing stock price	16%	9%	6%	3%	6%
5-Year CAGR in intrinsic value per share (5)	15%	17%	19%	12%	9%
Invested assets per share (at year end)	$2,974	$2,678	$2,350	$2,043	$2,075
Diluted net income (loss) per share	169	199	147	(24)	176
Operating income (loss) per share	253	290	223	(7)	238
Adjusted operating income per share (1)	182	163	121	131	104
(1)    Consolidated adjusted operating income and adjusted operating income per share are non-GAAP financial measures. See "Non-GAAP Financial Measures" under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on these metrics.
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
(4)    Debt to capital ratio represents senior long-term debt and other debt as a percentage of shareholders' equity and senior long-term debt and other debt.
(5)    See "Capital Performance" under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on this metric.

10K - 3

Markel Group reports its business operations in four segments: Markel Insurance, Industrial, Financial, and Consumer and Other. The following table presents a summary of key financial data for our segments over the last five years.

(dollars in millions)	2025	2024	2023	2022	2021
Markel Insurance
Operating revenues	$9,353	$8,983	$8,688	$7,804	$6,736
Adjusted operating income (1)	$1,379	$1,184	$747	$1,008	$964
Combined ratio	95%	95%	99%	92%	90%
Return on equity (2)	14%	18%	16%	(3)%	20%
5-Year average annual return on equity (2)	13%	12%
Total investment return (3)	7%	10%	9%	(4)%	8%
Total equity	$12,923	$11,516	$9,968	$8,490	$8,872

Industrial
Operating revenues	$3,928	$3,780	$3,729	$3,400	$2,379
Revenue growth	4%	1%	10%	43%	52%
Organic revenue growth (4)	2%	0%	8%	18%	21%
Adjusted operating income (1)	$343	$365	$378	$286	$169
Tangible capital (5)	$1,475	$1,437	$1,417	$1,315	$1,023
Total capital (5)	$2,772	$2,771	$2,657	$2,604	$2,297

Financial
Operating revenues	$737	$593	$553	$718	$495
Revenue growth	24%	7%	(23)%	45%	4%
Organic revenue growth (4)	17%	8%	21%	19%	4%
Adjusted operating income (1)	$327	$262	$260	$355	$134
Tangible capital (5)	$1,119	$950	$936	$825	$838
Total capital (5)	$2,012	$1,901	$1,946	$1,899	$2,187

Consumer and Other
Operating revenues	$1,383	$1,327	$1,247	$1,349	$1,250
Revenue growth	4%	6%	(8)%	8%	3%
Organic revenue growth (4)	1%	2%	(8)%	8%	9%
Adjusted operating income (1)	$175	$145	$136	$113	$149
Tangible capital (5)	$657	$649	$691	$680	$602
Total capital (5)	$1,423	$1,162	$1,227	$1,245	$1,193
(1)     Adjusted operating income represents the segment profitability metric for each of our reportable segments. This metric excludes net investment gains and losses, amortization of acquired intangible assets, and impairment of goodwill and intangible assets, which are not considered when evaluating segment profitability. See note 2 of the notes to consolidated financial statements under Item 8 for additional information.
(2)     Markel Insurance return on equity includes adjusted operating income and net investment gains and losses attributed to investments held by Markel Insurance, which are not included in segment profit. See "Capital Performance" under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on this metric. Markel Insurance's 5-year average annual return on equity is presented beginning in 2024 due to the impracticality of calculating return on equity prior to 2020 for the newly defined Markel Insurance segment.
(3)     Markel Insurance total investment return reflects net investment income and net investment gains and losses attributed to investments held by Markel Insurance as a percentage of monthly average invested assets.
(4)     Organic revenue growth is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional information on this metric.
(5)    Total capital is comprised of total equity, redeemable noncontrolling interests, total debt, and obligations for finance leases. Tangible capital represents total capital less goodwill and intangible assets, net of deferred taxes. See "Capital Performance" under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of segment capital to consolidated capital across Markel Group.

10K - 4

Markel Insurance

Markel Insurance, headquartered in Richmond, Virginia, is a specialty insurance business comprised of empowered local leaders underwriting hard-to-place risks across the globe in service of their customers' needs. Markel Insurance generates income primarily through its core underwriting activities and by investing the capital held in its underwriting subsidiaries. Markel Insurance's operations also include other insurance-related activities, including fronting and strategic minority investments.

In evaluating the overall returns of our Markel Insurance business, we consider all returns generated by the business, which are driven by underwriting profits and investment earnings. We seek to earn consistent underwriting profits, which we believe demonstrates the value customers place on our knowledge and expertise, our commitment to superior customer service, and our ability to manage insurance risk. Markel Insurance produced a combined ratio of 95% in 2025, making it the eighteenth year in the last 20 years that we earned an underwriting profit.

Within the investment operations of Markel Insurance, we seek to both protect policyholder funds with investments in high-quality fixed maturity securities and to compound shareholder capital through long-term investments in public equity securities. Our investment strategy, which is led by the Markel Group Chief Executive Officer (CEO), prioritizes long-term value creation by allocating a substantial portion of the Markel Insurance investment portfolio to equity securities. While this strategy is designed to generate long-term returns in excess of those typically available from fixed maturity securities, volatility in mark-to-market gains and losses on equity securities can distort Markel Insurance's short-term results. As a result, we exclude these gains and losses when assessing Markel Insurance's periodic segment profit and only include them when assessing the overall capital efficiency and long-term returns of the business.

Over the past five years, Markel Insurance produced an average annual return on equity of 13%.

Markel Insurance is comprised of the following divisions through which our underwriting and other insurance-related activities are conducted.

•U.S. Wholesale and Specialty: Offers specialty insurance in the United States (U.S.) on a regional basis through wholesale and retail channels on both an excess and surplus (E&S) and admitted basis, as well as on a small account binding authority basis through providing limited delegated underwriting authority. In 2025, 71% of gross written premium was placed through wholesale brokers and 26% was distributed through retail agents and brokers with the remaining premium placed through alternative distribution channels.
•Program and Solutions: Offers a portfolio of highly specialized insurance products in the U.S. written on both an admitted and E&S basis, as well as specialty lines written from its Bermuda platform. Business units within this division include Personal Lines, Surety, Small Commercial, Programs, and Bermuda.
•International: Offers specialty insurance products outside of the U.S. and Bermuda, operating in 15 countries across the globe. Products are offered through the London wholesale market, through its Lloyd's of London Syndicate, and through local in-country operations in Canada, Asia Pacific, the United Kingdom (U.K.), and across the European Union (E.U.). Business written through the International division covers worldwide risks, including risks located in the U.S.
•Global Reinsurance: Previously offered casualty and specialty reinsurance products. In August 2025, Markel Insurance sold the renewal rights for contracts written through this division, and the division entered into run-off. The Global Reinsurance division's gross premium volume in 2025 and 2024 was $1.0 billion and $1.2 billion, respectively. As many of the contracts previously written within this division were multi-year agreements, we expect premiums to continue earning over the next two to three years and loss reserves to take several additional years to run off.

10K - 5

Our Markel Insurance segment gross premium volume in 2025 was $12.5 billion, which included $10.6 billion of underwriting premiums and $1.9 billion of fronting premiums. The following chart presents the composition of our Markel Insurance segment by division based on 2025 underwriting gross premium volume.
Through its Bermuda platform, the Programs and Solutions division also fronts business for Nephila Reinsurers (see note 18 of the notes to consolidated financial statements under Item 8). In general, fronting refers to business written on behalf of a general agent or capacity provider that is then ceded to a capacity provider in exchange for ceding fees.

Markel Insurance's underwriting and other insurance-related activities also includes the run-off of the discontinued intellectual property collateral protection insurance product line, life and annuity reinsurance business, and certain asbestos and environmental exposures, none of which is managed through its divisions.

Major Product Lines

The following chart presents the composition of our Markel Insurance segment's ongoing divisions by major product line based on 2025 underwriting gross premium volume. The Global Reinsurance division, which entered into run-off in August 2025, is presented separately from the major product lines for the ongoing divisions. Prior to entering into run-off, the Global Reinsurance division primarily wrote professional liability, general liability, marine and energy, workers compensation, and credit and surety product lines.
10K - 6

The following table displays the major product lines written by each of our ongoing divisions.

Major Product Lines	U.S. Wholesale and Specialty	Programs and Solutions	International
General liability	✓	✓	✓
Professional liability	✓	✓	✓
Personal lines		✓
Marine and energy			✓
Property	✓	✓	✓
Specialty Programs		✓
Workers' compensation		✓
Credit and surety		✓	✓

General Liability
Our general liability product offerings include a variety of primary and excess liability coverages for small, middle market, and Fortune 1000 commercial accounts. We insure businesses across most industry classes, including the construction, life sciences, energy, medical, healthcare, pharmaceutical, professional services, social welfare, recreational, transportation, manufacturing, real estate, and hospitality industries. Specific products include primary general liability, excess and umbrella, products liability, and environmental liability.

Professional Liability
Our professional liability product lines provide insurance solutions for small, middle market, and risk-managed accounts with coverage that is tailored to their exposures and needs. Professional liability coverages include errors and omissions for specialized professions, directors and officers for publicly traded, private, and non-profit companies, cyber, employment practices liability, professional indemnity, transaction liability, and union liability. Our cyber insurance offerings help businesses mitigate the financial risks associated with cyberattacks, data breaches, and other digital security incidents.

Personal Lines
We offer personal lines products focused on providing property coverage for homeowners who do not qualify for standard homeowner's coverages, as well as personal umbrella coverage. Additionally, first and third-party coverages are offered in the U.S. for classic cars, motorcycles, and a variety of personal watercraft and recreational vehicles. Beginning on January 1, 2026, our U.S. classic car business, written on behalf of Hagerty, Inc., transitioned from being an underwriting product to a fronting arrangement.

Marine and Energy
We provide marine and energy products including a portfolio of coverages for cargo, energy, hull, liability, war, and terrorism risks worldwide. The cargo product line is an international transit-based book providing coverage for many types of cargo. Energy coverage includes all aspects of oil, gas, and renewable energy activities. Our renewable energy activities include coverages for onshore and offshore wind farms, as well as alternative energy generation and storage technology projects. Hull coverages consist of coverage for physical damage to ocean-going tonnage, yachts, and mortgagees' interests. Liability coverage provides coverage for a broad range of energy liabilities, as well as traditional marine exposures including charterers, terminal operators, and ship repairers. Marine war coverage includes protections for the hulls of ships, and other related interests, against war and associated perils. Terrorism coverage includes coverage for property damage and business interruption related to political and civil violence and war on land.

Property
Our property coverages consist principally of fire, allied lines (including windstorm, hail, and water damage) and other specialized property coverages, including catastrophe-exposed property risks such as earthquake and wind on both a primary and excess basis. Catastrophe-exposed property risks can present higher severity than more standard property risks due to the impacts from earthquakes and severe weather events such as hurricanes, convective storms, and wildfires. Our property coverages are exposed to windstorm losses that, based on the seasonal nature of those events, are more likely to occur in the third and fourth quarters of the year. Our property risks range from small, single-location accounts to large, multi-state, multi-location, multi-national accounts on a worldwide basis. Other types of property products include inland marine products, railroad-related products, and specie coverage for fine art on exhibition and in private collections.

10K - 7

Specialty Programs
Our specialty programs business is offered in the U.S. on a standalone or package basis and generally targets specialized commercial markets and various customer groups, such as amateur sports and fitness clubs. Certain specialty programs use managing general agents with delegated underwriting authorities to offer single source admitted and non-admitted programs for a specific industry, class, or line of business. When we delegate underwriting authority, we implement governance procedures around risk appetite, insurance limits, product and geographic mix, and incorporate our own view on ultimate losses.

Workers' Compensation
We offer workers' compensation products in the U.S. and provide wage replacement and medical benefits to employees injured in the course of employment. We target small commercial, service, and artisan contractor businesses, retail stores, and restaurants.

Credit and Surety
Our credit and surety products consist primarily of trade credit and prepayment coverage and a range of bonds and guarantees that support contractual obligations, contractual performance, and judicial proceedings, as well as other coverages for specific credit risks, such as counterparty insolvency and defaults by government-owned entities.

Competition

The specialty insurance market in which we compete differs significantly from the standard market. In the standard market, regulations dictate relatively uniform products and coverages among competitors resulting in competition primarily on the basis of price. Competition in the specialty insurance market tends to focus less on price and more on other value-based considerations, such as service, distribution, expertise, capacity, product innovation, coverage limits, and financial strength ratings assigned by independent rating agencies. In all of our markets, we compete through our ability to develop specialty products that satisfy well-defined market needs and by maintaining relationships with agents, brokers, and insureds who rely on our expertise. This expertise is our principal means of competing.

Our insurance subsidiaries are assigned financial strength ratings from one or more rating agencies, including A.M. Best Company, Standard & Poor's, and Moody's. Financial stability and strength are important considerations of policyholders, cedents, and insurance agents and brokers. The ratings issued by these agencies are publicly available directly from the agencies. A summary of the ratings issued for our insurance subsidiaries is also available on our website at www.mklgroup.com/financial-strength-rating, however, that information on our website is not incorporated by reference into this report. See the "Financial Strength" risk factors under Item 1A Risk Factors for discussion of risks related to our financial strength ratings.

Our U.S. Wholesale and Specialty division primarily competes with large, global specialty insurance carriers operating in the U.S. E&S market. Within our Programs and Solutions division, competition differs for each business unit based on the particular product offered, as well as the market and distribution channel. The insurance products we offer within our Programs and Solutions division are highly specialized, and we rely on our expertise and product innovation to compete.

Within our International division, competition varies depending on the markets in which we operate. Our London market operations compete globally with London and U.S. based specialty insurance carriers and other Lloyds syndicates. We compete primarily on our underwriting expertise, service, and our ability to place unique risks. Outside of London, we compete locally in the countries in which we operate, facing differentiated local market competition. Our local presence and market expertise allow us to successfully operate in these jurisdictions.

Market conditions, risk tolerance, and capital capacity influence the degree of competition at any point in time. During periods of excess underwriting capacity, as defined by availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers. During periods of reduced underwriting capacity, pricing and policy terms and conditions are generally more favorable for insurers. Historically, the performance of the property and casualty insurance industry has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. At any given time, our portfolio of insurance products could be experiencing varying combinations of these characteristics.

Markel Insurance offers a diverse portfolio of over 100 individually managed products, each with its own distinct competitive environment, which requires us to be responsive to changes in market conditions for individual product lines. With each of our products, we seek to write business that produces consistent underwriting profits and adequate returns on capital by
10K - 8

maintaining adequate rates for our premium writings in relation to expected loss cost trends. We routinely review the pricing for all of our product lines. When we believe the prevailing market price will not support our underwriting profit targets, the business is not written. As a result of our underwriting discipline, gross premium volume may vary when we alter our product offerings to maintain or improve underwriting profitability. For example, we stopped writing risk-managed directors and officers business from our European platform in late 2024 and our U.S. platform in early 2025 following heightened loss performance, consolidating all of our risk-managed professional liability offerings within our Bermuda platform.

Markets and Distribution

The following chart presents the composition of the 2025 underwriting gross premium volume for the Markel Insurance segment by regulatory market channel. The Global Reinsurance division, which entered into run-off in August 2025, is presented separately.
U.S. Admitted
Our U.S. business written in the admitted market focuses on unique and hard-to-place risks that must remain with an admitted insurance company for marketing and regulatory reasons. Hard-to-place risks written in the admitted market cover insureds engaged in highly specialized activities that require a total insurance program not otherwise available from standard insurers. The admitted market is subject to more state regulation than the E&S market, particularly with regard to rate and form filing requirements, premium tax payment requirements, and membership in various state associations. We write business in the U.S. using multiple insurance carriers that collectively are licensed, authorized, or accredited in all 50 states and the District of Columbia.

Business written in the admitted market is placed primarily by retail insurance agents and brokers, as well as managing general agents. Managing general agents have broader underwriting authority than retail agents and brokers. The managing general agents we utilize are carefully selected based on a track record of proficiency with their selected products, and the business written is controlled through regular audits and pre-approvals. In addition, we market certain products and programs written on an admitted basis directly to consumers.

U.S. Excess and Surplus
The E&S, or non-admitted, market focuses on hard-to-place risks and loss exposures that generally are not written in the standard market. E&S eligibility allows us to underwrite unique loss exposures with more flexible policy forms and premium rates. The E&S market is accessed primarily through wholesale insurance brokers, which have limited quoting and binding authority. Our E&S business is written on Evanston Insurance Company, an Illinois domiciled E&S carrier licensed to do business in all 50 states and the District of Columbia.

In 2024, the E&S market represented $129.8 billion, or 12%, of the $1.1 trillion U.S. property and casualty industry.1 In 2024, we were the fifth largest E&S writer in the U.S. as measured by direct premium writings.1 Overall, the U.S. E&S markets we serve are experiencing robust growth driven by long-term secular trends. We believe the increasing need for tailored solutions in a more complex risk environment will continue to provide significant tailwinds for the E&S market.
1 Market Segment Report - U.S. Surplus Lines, A.M. Best (September 9, 2025)
10K - 9

London Wholesale
We also participate in the London wholesale market, which is a global market known for its ability to provide innovative, tailored coverage, and capacity for unique and hard-to-place risks worldwide, including in the U.S. Many of these risks have significantly higher limits than those placed through the standard market. Insurance brokers place most of the business in the London wholesale market. Risks written in this market are written on either a direct or a subscription basis, the latter of which means that loss exposures are typically insured by more than one insurance company or syndicate, often due to the high limits of insurance coverage required. We participate in the London wholesale market primarily through Markel Capital Limited (Markel Capital) and Markel International Insurance Company Limited (MIICL). Markel Capital is the corporate capital provider for Markel Syndicate 3000 (Syndicate 3000), which is our platform to write business globally through Lloyds of London.

International non-London
Outside of London, we have been growing in the E.U., the U.K., Canada, and Asia Pacific. Our strategy for geographic and product expansion within these markets reflects our overall strategy of empowering local leaders who have extensive knowledge of those markets and products. We utilize Syndicate 3000, MIICL, and Markel Insurance SE (MISE), a regulated insurance carrier located in Munich, Germany, to enable these writings. From its offices in Germany, MISE transacts business in E.U. member states and throughout the European Economic Area. MISE has established branches in Ireland, the Netherlands, Spain, Switzerland, France, and the U.K. Syndicate 3000 and MIICL supplement, or serve as an alternative to, MISE for access to the E.U. markets and within Canada and Asia Pacific.

Bermuda
In Bermuda, we participate in the worldwide insurance market. The Bermuda property and casualty market is a significant source of capital for the U.S. market. Business written in the Bermuda market is typically placed by a Bermuda-based wholesale broker. We conduct our Bermuda underwriting operations through Markel Bermuda Limited, which is registered as a Class 4 insurer and Class C long-term insurer under the insurance laws of Bermuda.

Global Reinsurance
The Global Reinsurance division, which was placed into run-off in 2025, conducted its operations primarily through Markel Global Reinsurance Company.

Market and Distribution Concentrations
While we operate in various other markets, substantially all of our gross written premiums in 2025 were written from our platforms in the United States, the United Kingdom, Bermuda, and Germany. In 2025, 73% of gross premium writings from our global underwriting operations were attributed to risks or cedents located in the United States.

A significant volume of premium for the property and casualty insurance industry is produced through a small number of large insurance brokers. In 2025, the top five independent brokers accounted for 37% of our underwriting gross premiums written.

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

Markel Insurance's investment portfolio is managed by Markel Group's CEO and a small team of investment professionals at Markel Group. Investments are primarily comprised of fixed maturity securities and publicly traded equity securities, as well as short-term investments and cash.

Shareholder capital is available for investment in equity securities. When making investments in equity securities, we follow our four key investment principles previously discussed. Markel Insurance's investment portfolio includes a greater proportion of equity securities than is typical within the insurance industry. Over longer time periods, equity securities have produced higher returns than fixed maturity securities. By holding shareholder capital in equity securities, rather than fixed maturity securities, we are required to hold more capital within our regulated insurance subsidiaries to meet capital requirements due to the short-term volatility inherent in the public equity markets. Over the long term, this approach has produced, and we believe will continue to produce, higher overall returns on equity.

10K - 10

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

Industrial

Markel Group's Industrial segment is comprised of businesses that operate in the industrial sector. In 2025, revenues from our Industrial segment totaled $3.9 billion. See note 3 of the notes to consolidated financial statements included in Item 8 for details on recent acquisitions. Our Industrial segment includes the following businesses:

Lansing | Driving excellence from the inside out.

Lansing Building Products (Lansing), headquartered in Richmond, Virginia, is a distributor of exterior building products focused on the U.S. residential construction market. Key product lines include siding, windows, doors, roofing, and gutters. Lansing's customer base includes professional contractors and builders who rely on Lansing's inventory and strong local branch support to help them complete projects on time and on budget. Lansing operates 113 branches across 35 states. Lansing's demand is driven by residential repair and remodel activity, as well as new home construction.

Metromont | Pacesetter for precast concrete solutions.

Metromont, headquartered in Greenville, South Carolina, is a producer of structural and architectural precast concrete in the Southeast and Mid-Atlantic regions of the U.S. Metromont's customers include general contractors who value its quality product, engineering expertise, service, and scale. Metromont operates seven plants across Virginia, South Carolina, Georgia, Florida, and Texas. Demand for Metromont's products is driven by construction activity for parking decks, data centers, infrastructure projects, and commercial, multi-family, and industrial buildings.

VSC | Fire safety and security specialists.

VSC Fire & Security (VSC), headquartered in Richmond, Virginia, is a provider of fire protection, life safety, and low-voltage solutions in the U.S. Services include fire and smoke controls, explosion protection systems, fire suppression, fire sprinkler pipe corrosion inspection and resolution, fire extinguisher inspections, and security. VSC's customers include general contractors and commercial clients. VSC operates 38 locations across 15 states. VSC's business is derived from recurring inspection, testing, and maintenance work, as well as project-based contracting work for new construction. Demand for VSC's services is driven by regulatory and compliance requirements for fire and life safety systems, as well as general construction activity.

Cottrell | Hit the road with five decades of experience.

Cottrell, headquartered in Gainesville, Georgia, is a manufacturer of over-the-road car-hauling equipment. Cottrell offers a broad range of fully customized trailer solutions, designed to maximize payload, boost efficiency, and ensure safety. Cottrell primarily serves large commercial fleets, dealers, and independent car haulers throughout the U.S. Cottrell products are manufactured at a single facility in Georgia. Demand for Cottrell's equipment is driven by general economic activity, including North American light vehicle sales, and fleet purchasing patterns.

AMF | Empowering bakeries to rise.

AMF Bakery Systems (AMF), headquartered in Richmond, Virginia, is a manufacturer of industrial bakery equipment. AMF provides a full line of equipment, from mixing and dough handling to post-packaging. The customer base includes industrial bakers across the globe who depend on AMF equipment to reliably produce bakery products at scale. AMF operates manufacturing facilities in the United States, Canada, Europe, and China. Demand for AMF's products is driven by customers' need for operational efficiency and automation, evolving taste preferences, and food safety and quality control.

10K - 11

Buckner | Leader in large crawler cranes.

Buckner HeavyLift Cranes (Buckner), headquartered in Graham, North Carolina, is a provider of heavylift crawler cranes. Buckner's primary customers include large commercial contractors who value its well-maintained, specialized fleet of heavylift cranes and service excellence. Buckner serves wind energy, data center, semiconductor, nuclear energy, infrastructure, and space markets. Demand for Buckner's services is driven by construction activity in the end markets it serves.

Havco | Proven floor. Proven company.

Havco, headquartered in Cape Girardeau, Missouri, is a manufacturer of laminated oak and composite flooring for dry van trailers. Havco primarily serves dry van trailer original equipment manufacturers. Havco operates two manufacturing facilities in Missouri and Tennessee. Demand for Havco's product is driven by general economic activity, including freight markets, rising levels of electronic commerce, driver availability, fleet purchasing patterns, and the replacement cycle for its products.

The Industrial segment also includes the following businesses:

•Reading Bakery Systems: Manufacturer of bakery equipment for the snack food industry;
•Valor Environmental: Provider of erosion control and stormwater management solutions;
•Ellicott Dredges: Manufacturer and designer of cutter suction and auger dredges;
•Weldship: Provider of gas containment and transportation equipment; and
•Panel Specialists: Manufacturer of wall panel systems and dorm room furniture.

Financial

Markel Group's Financial segment is comprised of insurance services and investment management businesses that operate in the financial sector. In 2025, revenues from our Financial segment totaled $737.0 million. Our Financial segment includes the following businesses:

State National | Simplifying insurance so you can get to business.

State National, headquartered in Bedford, Texas, provides fronting services (program services) and automobile collateral protection coverage (lender services). Through its seven U.S.-domiciled insurance subsidiaries, State National is licensed or authorized to write business in all 50 states and the District of Columbia.

State National's program services operations provide fronting services for other insurance carriers (capacity providers). State National's capacity providers include domestic and foreign insurers and institutional risk investors that want to access specific lines of U.S. property and casualty insurance business but may not have the required licenses, filings, or financial strength ratings to do so. State National competes primarily on the basis of price, customer service, financial strength ratings, licenses, reputation, business model, and experience. Through its programs services operations, State National writes a wide variety of insurance and reinsurance products, principally including general liability, commercial liability, commercial multi-peril, property, and workers' compensation.

State National's contracts with capacity providers do not legally discharge it from the primary liability for the full amount of the policies, therefore, State National is exposed to the credit risk of its capacity providers.

State National's lender services operations write collateral protection insurance on a risk-bearing basis for automobiles and other vehicles held as collateral for loans made by credit unions, banks, and specialty finance companies. Similar to Markel Insurance, State National's investments, which support these underwriting operations, are managed by Markel Group.

Nephila | Leading manager of insurance-linked securities and climate risk strategies.

Nephila provides insurance-linked securities (ILS) investment and insurance management services to investors while offering alternative capital to the insurance and reinsurance markets. Nephila provides its investors with investment strategies that typically are uncorrelated with traditional asset classes. Nephila generates fee revenues in the form of management fees for insurance and investment management services based on either the net asset value of the accounts managed or gross premium volume for the underlying risks to which the investors subscribed.
10K - 12

The Financial segment also includes the following:

•Rosemont Investment Group, a specialist investor in asset and wealth management companies;
•A minority investment in Velocity Holdco LLC (Velocity), whose underlying operations were sold in 2025; and
•The run-off operations of LodgePine Capital Investment Management, Markel CATCo Investment Management Ltd., and Markel CATCo Re Ltd.

Consumer and Other

Markel Group's Consumer and Other segment is comprised of businesses that operate in the consumer sector, as well as a variety of other sectors. In 2025, revenues from our Consumer and Other segment totaled $1.4 billion. See note 3 of the notes to consolidated financial statements included in Item 8 for details on recent acquisitions. Our Consumer and Other segment includes the following businesses:

Costa Farms | Passionate about plants.

Costa Farms, headquartered in Miami, Florida, is a producer of ornamental plants. Costa Farms was ranked #1 on Greenhouse Grower's Top 100 Growers list for 2025. Costa Farm's customers include large, national retailers who value its scale, service, product depth, and quality. Costa Farms operates greenhouses and cultivation facilities in Florida, Virginia, North Carolina, South Carolina, and the Dominican Republic. Demand for Costa Farms' plants is influenced by consumer demand for houseplants and gardening trends. Demand for its plants is particularly high during the spring and summer seasons as compared to the rest of the year.

CapTech | Bridging the gap between business and technology.

CapTech, headquartered in Richmond, Virginia, is an information technology consulting firm. CapTech combines deep technological expertise with a partnership approach to help clients achieve their strategic objectives and navigate complex digital transformations. CapTech serves customers across a variety of industries, including financial services, sports and entertainment, healthcare, and energy. Demand for CapTech's services is influenced by demand for digital solutions, data and analytics services, and systems integration projects.

Eagle | Trusted homebuilders since 1984.

Eagle Construction of Virginia (Eagle), headquartered in Richmond, Virginia, is a homebuilder serving the Virginia marketplace. Eagle primarily builds detached, single-family homes, and, to a lesser extent, townhouses and condominiums. Demand for Eagle's homes is impacted by local housing market dynamics and interest rates.

Brahmin | The best-kept secret in luxury handbags (the secret is out).

Brahmin, headquartered in Fairhaven, Massachusetts, is a designer of leather handbags and accessories. Brahmin's products are sold through its own retail stores, department stores, and online channels. Brahmin's demand is influenced by consumer spending trends in the fashion goods market and retail industry dynamics.

The Consumer and Other segment also includes the following businesses:

•Parkland Ventures: Owner and operator of manufactured housing communities;
•Educational Partners International: Sponsor of international teachers for placement in schools in the U.S.;
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

10K - 13

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

The following is a summary of the regulatory environment for our operating businesses, but it is not intended to be a comprehensive review of every regulation to which we are subject. For information regarding certain risks associated with regulations applicable to our businesses, see Item 1A Risk Factors.

The insurance regulation sections below primarily relate to Markel Insurance and State National.

Group Insurance Regulation and Supervision

Group Supervision - Global Supervisory College; Global Common Framework. Regulators within and outside the U.S. are increasingly coordinating the regulation of multinational insurers by conducting supervisory colleges. A supervisory college is a forum of the regulators having jurisdictional authority over an insurance holding company's worldwide insurance subsidiaries. The supervisory college meets with executive management to evaluate the insurance group on both a group-wide and legal-entity basis, particularly with respect to its financial data, business strategies, enterprise risk management and corporate governance. The Illinois Department of Insurance is our global lead insurance regulator for purposes of conducting our supervisory college.

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

10K - 14

U.S. Insurance Regulation

State Regulation

Our U.S. insurance company subsidiaries are subject to varying degrees of regulation and supervision by the states and other jurisdictions in which they do business. In the U.S., authority for the regulation, supervision and administration of the business of insurance in each state is generally delegated to a state insurance commissioner who oversees a regulatory body responsible for the supervision of the business of insurance. State regulatory authorities have broad regulatory, supervisory, and administrative powers over our U.S.-domiciled insurance companies, including related to capital requirements, investment composition, claims handling and adjudication, and market conduct and pricing practices, among other things.

State regulatory authorities generally enforce these provisions through periodic financial and market conduct examinations. Our next scheduled financial exam, covering the period from January 1, 2020 through December 31, 2025, has commenced.

The National Association of Insurance Commissioners (NAIC), comprised of the insurance commissioners of each U.S. jurisdiction, develops or amends model laws and regulations. States are required to adopt certain NAIC model laws and regulations, but have discretion whether, or how, to adopt others, which leads to inconsistent adoption across states.

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

The U.S. federal laws that most affect our day-to-day operations are: the Gramm-Leach-Bliley Act; the Fair Credit Reporting Act; the Health Insurance Portability and Accountability Act of 1996; the Terrorism Risk Insurance Act of 2002; the Nonadmitted and Reinsurance Reform Act of 2010; the Foreign Corrupt Practices Act, and the rules and regulations of the Office of Foreign Assets Control.

International Insurance Regulation

Overview. Our international insurance companies are domiciled in the U.K., Germany, and Bermuda and are subject to regulation in those jurisdictions. Those regulations, which vary depending on the jurisdiction, include, among others:

•solvency and market conduct regulations;
•anti-corruption, anti-money laundering, and anti-terrorism financing guidelines, laws, and regulations;
•privacy, insurance, tax, tariff, economic, and trade sanctions laws and regulations; and
•corporate, competition, employment, intellectual property, and investment laws and regulations.

In addition, we conduct business in Canada and Asia Pacific, where our businesses also are supervised by local regulatory authorities.

U.K. and European Regulation. We are subject to regulation by the Prudential Regulatory Authority and Financial Conduct Authority in respect of our U.K. insurance companies. We are also subject to regulation by the Federal Financial Supervisory Authority, better known by its abbreviation BaFin, in respect of our German insurance company.

The E.U.'s General Data Protection Regulation (GDPR) requires businesses operating in the European Economic Area (E.E.A.), and businesses transacting with E.E.A. citizens, to comply with conditions for processing personal data. Following the U.K.'s exit from the E.U., GDPR was transposed into U.K. law. The E.U. has granted adequacy status to the U.K.'s data protection laws, valid until December 2031 with the possibility of renewal, meaning that they are deemed essentially equivalent to E.U. data protection laws, such that data can continue to flow as it did when the U.K. was part of the E.U.

10K - 15

Solvency II Directive (Solvency II) requires our German insurance company to maintain certain capital standards and publish risk-related information in the form of a Solvency and Financial Condition Report. Following the U.K.'s exit from the E.U., Solvency II was transposed into U.K. law as retained law applying to our U.K. insurance businesses. The U.K. government, under the Financial Services and Markets Act 2023, has opted to repeal certain portions of retained E.U. law. This repeal will occur in stages and, where necessary, after replacement regulations designed for the U.K. are in place. The Prudential Regulation Authority has published reforms to the Solvency II retained law, known as Solvency UK, which took effect December 31, 2024.

Bermuda Regulation. The insurance industry in Bermuda, including our Bermuda-domiciled insurance company, is regulated by the Bermuda Monetary Authority (BMA). Under the Bermuda Insurance Act 1978, and related regulations and standards of the BMA, each Bermuda insurance company is subject to, among other things:

•licensing, solvency, and liquidity requirements;
•periodic examinations of the company and its financial condition; and
•requirements to maintain a principal office and principal representative in Bermuda.

ILS Regulation

Our Nephila insurance-linked securities operations are subject to regulation and supervision by various regulatory authorities, both in the U.S. and internationally. Certain of our Nephila subsidiaries are organized and regulated as follows:

•registered with the SEC as an investment adviser under the Investment Advisers Act of 1940;
•registered with the U.S. Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor under the Commodity Exchange Act; and
•registered with the BMA as an insurance manager under the Bermuda Insurance Act 1978.

Certain Nephila subsidiaries serve as the investment manager to one or more private funds that are registered with the BMA under the Investment Funds Act 2006, or the Segregated Accounts Companies Act 2000. In addition, these operations include business relationships with certain U.S., U.K., and Bermuda insurance companies that are subject to U.S. and international insurance regulation as previously described in this "Regulatory Environment" section.

As a result, subsidiaries involved in our Nephila insurance-linked securities operations are subject to regulations that may impose substantive and material restrictions and requirements on their operations, including, among other things, a fiduciary duty to act in the best interests of their clients; disclosure of information about our businesses and conflicts of interest to clients; and other restrictions and requirements applicable to custody of client assets.

Regulation of Other Operating Businesses

Our other operating businesses are subject to a wide variety of U.S. federal, state, and local laws and regulations, as well as international laws and regulations applicable to their international operations. The most significant of these laws and regulations cover the following areas: safety, health, employment, the environment, transportation, U.S. and international trade, anti-corruption, data privacy and security and government contracts.

Regulations Regarding Disclosure or Management of Climate-Related Risks and Disclosure of Greenhouse Gas Emissions

A variety of U.S. federal and state and international governments and regulators have adopted or are in the process of adopting requirements for the disclosure of climate-related risks and greenhouse gas emissions to which Markel Group and certain of our subsidiaries are or may be subject in the future. For example, certain of our insurance companies are required to report their climate-related risks and greenhouse gas emissions. In addition, in some cases regulated insurers are expected to integrate financial risks related to climate change into their governance frameworks, risk management processes, business strategies and scenario analysis, and develop their approach to climate-related financial disclosure.

10K - 16

Human Capital

At Markel Group, we seek to cultivate an atmosphere in which our associates can reach their full potential while contributing to the success of Markel Group. The Markel Style, our creedal statement written in 1986 in preparation for our initial public offering, memorialized how we seek to operate our businesses and treat one another.

Markel Group consists of independently operated businesses across a range of industries. The leader of each of our businesses is empowered to direct the strategy and day-to-day operations of their respective companies, including human capital matters. Our business leaders are expected to conduct business and foster a culture that reflects the principles of The Markel Style.

When adding businesses to Markel Group, we seek, among other things, leaders who demonstrate equal parts talent and integrity. These qualities are core to our strategy to empower our leaders to serve their customers and run their businesses with a high degree of autonomy while being held accountable to the broader company and its key stakeholders. We believe this management approach is unique and attracts culturally-aligned, high-performing leaders and businesses, while differentiating us against other acquisitive business groups.

At December 31, 2025, Markel Group and its family of businesses employed approximately 22,900 associates.

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

One or more of the risks discussed in this Item 1A. Risk Factors, and others we cannot anticipate, could have material adverse effects on our results of operations and financial condition; and the extent of these effects will depend, at least in part, on the scope, severity, frequency, or duration of the specific event or circumstance. In addition, we may take steps to prevent, mitigate or manage potential risks or liabilities, and related developments, and some of those steps may have a material adverse effect on our results of operations and financial condition. Even if an unfavorable outcome does not materialize, these factors, and actions we may take in response, may have a material adverse impact on our reputation or result in substantial expense and disruption.

Headings and sub-headings for the Risk Factors below are for reference purposes only and are not intended to limit or affect in any way the meaning or scope of each Risk Factor.

Risks Primarily Related to Our Holding Company and Operating Structure

Our businesses operate through independent local management teams, which could result in inconsistent management, governance, and oversight practices. Our businesses operate on a decentralized basis through independent local management teams, which could result in inconsistent management, governance, and oversight practices. Our businesses operate in the United States (U.S.), the United Kingdom (U.K.), Bermuda, the E.U., Canada, and Asia Pacific. Our Markel Group senior management team oversees our businesses; however, independent local management teams are responsible for strategy, day-to-day operations, profitability, personnel decisions, the growth of the business, and legal and regulatory compliance, including adherence to applicable laws. Operating through subsidiary-level management teams can make it difficult for us to implement coordinated procedures throughout our global businesses. In addition, some of our businesses operate with management, sales, and support personnel that may be insufficient to support growth in their respective locations and industries. We continue to enhance our oversight procedures; however, our operating strategy nonetheless could result in inconsistent management, governance, and oversight practices, which may have a material adverse effect on our results of operations and financial condition.

Investments

We invest a significant portion of our shareholders' equity in equity securities and our equity portfolio is concentrated, which may result in significant variability in our results and net income and may have a material adverse effect on shareholders' equity and on our ability to carry out our business plans. Equity securities were 70% of our shareholders' equity at December 31, 2025. Equity securities have historically produced higher returns than fixed maturity securities over
10K - 17

long periods of time; however, investing in equity securities may result in significant variability in our results from one period to the next. In volatile financial markets, we could experience significant declines in the fair value of our equity securities, which would result in a material decrease in net income and shareholders' equity. Our portfolio of equity securities is concentrated in particular issuers and industries and, as a result, a decline in the fair value of these concentrated investments also could result in a material decrease in net income and shareholders' equity. A material decrease in shareholders' equity may have a material adverse effect on our ability to carry out our business plans. See also, "We invest a significant portion of the capital required to be held at our insurance companies in equity securities."

Acquisitions, Integration, and Reliance on Management and Personnel

The integration of acquired businesses may not be as successful as we anticipate. The integration of acquired businesses may not be as successful as we anticipate. We have completed, and expect to complete, acquisitions in an effort to achieve profitable growth and to create additional value on a diversified basis. Acquisitions present operational, regulatory, strategic, and financial risks, as well as risks associated with liabilities arising from the previous operations of the acquired businesses. We also must make decisions about the degree to which we integrate acquisitions into our existing businesses, operations, and systems, and over what timeframe. Those decisions may adversely affect how successfully the acquired businesses perform, both in the short term and in the long term. All of these risks are magnified in the case of a large acquisition. Integration of the operations, systems, and personnel of acquired businesses may prove more difficult than anticipated, which may result in failure to achieve financial objectives associated with the acquisition or diversion of management attention and other resources. In addition, integration of formerly privately held companies into the management and internal control and financial reporting systems of a publicly held company presents additional risks. See note 3 of the notes to consolidated financial statements included under Item 8 for information about our recent acquisitions.

Impairment in the value of our goodwill or intangible assets could have a material adverse effect on our operating results and financial condition. As of December 31, 2025, goodwill and intangible assets totaled $4.4 billion and represented 23% of shareholders' equity. We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid to acquire businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if events or circumstances indicate that their carrying value may not be recoverable. Developments that adversely affect the future cash flows or earnings of an acquired business, including declining growth in industry segments or sustained market declines, loss of required licenses, permits, or government designations, as well as increases in cost of capital and other factors that impact the fair value of a reporting unit, could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. Such a charge could have a material adverse effect on our results of operations or financial condition. See "Critical Accounting Estimates - Goodwill and Intangible Assets" included under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and note 8 of the notes to consolidated financial statements included under Item 8 for information about our goodwill and intangible assets.

The loss of, or failure to successfully implement succession planning for, one or more key executives or an inability to attract and retain qualified personnel in our various businesses could have a material adverse effect on us. Our success depends on our ability to retain the services of our existing key executives, implement successful succession planning, and attract and retain additional qualified personnel in the future. The temporary or permanent loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could have a material adverse effect on our ability to conduct or grow our business.

Additionally, in our decentralized business model, we rely on qualified personnel to manage and operate our various businesses. We need qualified and competent management to direct day-to-day business activities of our operating subsidiaries and to manage changes in future business operations due to changing business or regulatory environments. Our operating subsidiaries also need qualified and competent personnel to execute business plans and serve their customers, suppliers, and other stakeholders. Our inability to recruit, train and retain qualified and competent managers and personnel could negatively affect the operating results, financial condition, and liquidity of our subsidiaries and Markel Group as a whole.

Liquidity and Access to Capital

Our liquidity and our ability to meet our debt and other obligations depend on the receipt of funds from our subsidiaries. We are a holding company, and as a result, our cash flow and our ability to meet our debt and other obligations depend upon the earnings of our subsidiaries and on the distribution of earnings or other payments by our subsidiaries to us. The payment of dividends by our insurance subsidiaries, which accounts for a significant portion of our holding company operating cash flows, may require prior regulatory notice or approval or may be restricted by capital requirements imposed by
10K - 18

regulatory authorities. Similarly, our insurance subsidiaries may require capital contributions from us to satisfy their capital requirements, particularly during periods when their capital declines due to significant declines in the fair value of the equity securities they hold.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms. To the extent that cash flows generated by our businesses and investments are insufficient to fund future operating requirements, we may need to raise additional funds through financing or curtail our growth. We also may be required to liquidate fixed maturity securities or equity securities, which may result in realized investment losses. Any further sources of capital, including capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us. Our access to additional sources of capital will depend on a variety of factors, such as market conditions, the general availability of credit, the availability of credit to the industries in which we operate, our results of operations, financial condition, credit ratings, and credit capacity, as well as pending litigation or regulatory investigations. Our ability to borrow under our revolving credit facility and letter of credit facilities is contingent on our compliance with the covenants and other requirements under those facilities. Similarly, our access to capital may be impaired if regulatory authorities or rating agencies take negative actions against us. Our inability to obtain adequate capital when needed could have a negative impact on our ability to invest in, or take advantage of opportunities to expand, our businesses, such as possible acquisitions or the creation of new ventures, and inhibit our ability to refinance our existing indebtedness on terms acceptable to us. Any of these effects could have a material adverse effect on our results of operations and financial condition.

A failure to comply with covenants and other requirements under our credit facilities, senior debt, and other indebtedness could have a material adverse effect on us. The agreements and indentures relating to our credit facilities, senior debt, and other indebtedness, including letter of credit facilities used by certain of our subsidiaries, contain covenants and other requirements. If we fail to comply with those covenants or requirements, the lenders, noteholders, or counterparties under those agreements and indentures could declare a default and demand immediate repayment of all amounts owed to them. In addition, where applicable, our lenders may cancel their commitments to lend or issue letters of credit or require us to pledge additional or a different type of collateral. A default under one debt agreement may also put us at risk of a cross-default under other debt agreements or other arrangements. Any of these effects could have a material adverse effect on our results of operations and financial condition.

Our senior debt is rated by various rating agencies, and a downgrade or potential downgrade in one or more of these ratings could have a material adverse effect on us. Our senior debt securities are rated by various rating agencies. Our senior debt ratings affect the availability and cost of capital. Our debt ratings are subject to periodic review, and are subject to revision or withdrawal at any time. We cannot be sure that we will be able to retain our current, or any future, ratings. A ratings downgrade could have a material adverse effect on our liquidity, including the availability of our letter of credit facilities, limit our access to capital markets, and increase our cost of borrowing or issuing debt.

Shareholder Activism

Our business could be disrupted as a result of a threatened proxy contest or other actions of activist shareholders. Publicly traded companies have increasingly become subject to campaigns by investors advocating corporate actions such as operational and financial restructuring, increased borrowing, special dividends, share repurchases, or sales of assets or the entire company. While we value constructive feedback from our investors and regularly engage in dialogue with them on various matters, we have in the past and may in the future be subject to actions or proposals from activist shareholders that may not align with our business strategies or the interests of our other shareholders. Responding to actions by such activist shareholders or others could be costly and time consuming, disrupt our operations, and divert the attention of our Board of Directors and senior management team from the pursuit of business strategies, which could adversely affect our business, financial condition, and results of operations. In addition, actual or perceived uncertainties as to our future direction caused by activist activities may cause or appear to cause instability, potentially making it more difficult to attract and retain qualified personnel and identify and secure investment opportunities. Activist shareholder activities may also cause significant fluctuations in our share price based on temporary or speculative market perceptions, or other factors that do not necessarily reflect the fundamental underlying value of our businesses.

Risks Primarily Related to Markel Insurance and State National

Loss Exposures

We may experience losses or disruptions from catastrophes and other significant, infrequent loss events. As a company with significant property and casualty insurance underwriting operations, we may experience losses from man-made or natural
10K - 19

catastrophes. Catastrophes and other significant, infrequent loss events include, but are not limited to, windstorms, hurricanes, earthquakes, tornadoes, derechos, hail, severe winter weather, floods, and wildfires and may include pandemics and events related to terrorism, broad reaching cyberattacks, riots, and political and civil unrest. While we employ catastrophe modeling tools in our underwriting process, we cannot predict how severe a potential catastrophe will be before it occurs. The extent of losses from catastrophes is a function of the total amount of losses incurred, the number of insureds affected, the frequency and severity of the events, the effectiveness of our catastrophe risk management program, and the adequacy of our reinsurance coverage. Catastrophes can occur over numerous geographic areas; however, some catastrophes may produce significant damage in large, heavily populated areas. We offer coverage against terrorist acts in connection with some of our programs, and in other instances we are legally required to offer terrorism insurance; in both circumstances, we actively manage our exposure, but if there is a covered terrorist attack, we could sustain material losses. Catastrophes also may result in significant disruptions in our insurance and other operations, as well as loss of income and assets. The impacts of climate change may increase the frequency and/or severity of weather-related catastrophes, which may result in elevated catastrophe-related losses or disruptions, which may be material. See "Climate Change" for more information about the potential impacts of climate change.

The failure of any of the methods we employ to manage our loss exposures could have a material adverse effect on us. We seek to manage our loss exposures in a variety of ways, including adhering to maximum limitations on policies written in defined geographical zones, implementing maximum gross limits by coverage for each insured, establishing per risk and per occurrence limitations for each event, employing coverage restrictions, and following prudent underwriting guidelines for each program written. We also seek to manage our loss exposures through geographic and industry diversification. Underwriting is a matter of judgment, involving assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. For example, as weather patterns evolve, historical data and models may be less predictive, increasing the uncertainty in catastrophe loss estimates and pricing. One or more future events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our results of operations and financial condition. In addition, we seek to manage our loss exposures through policy terms, coverage exclusions, and choice of legal forum. Disputes relating to coverage and choice of legal forum also arise. As a result, various provisions of our policies, such as choice of forum, or coverage limitations or exclusions, may not be enforceable in the manner we intend and some or all of our methods to manage loss exposures may prove ineffective.

The effects of emerging claim and coverage issues on our business are uncertain. As industry practices and legal, judicial, social, and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues could have a material adverse effect on our results of operations or financial condition by either broadening coverage beyond our underwriting intent or increasing the frequency and/or severity of claims. For example, rising costs, litigation funding, social inflation, including new or expanded theories of liability, higher adverse verdicts, and legislative changes, such as extended statutes of limitations, may result in higher and more frequent claims over a longer reporting period than originally expected. In some instances, these changes may not become apparent until after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

We use analytical models to assist our decision making in key areas such as pricing, reserving, and capital modeling, and actual results may differ materially from the model outputs and related analyses. We use various modeling techniques and data analytics (e.g., scenarios, predictive and stochastic modeling, and forecasting) to analyze and estimate exposures, loss trends, and other risks associated with our insurance businesses. This includes both proprietary and third-party modeled outputs and related analyses to assist us in, among other things, decision-making related to underwriting, pricing, capital allocation, reserving, investing, reinsurance, and catastrophe risk. We incorporate numerous assumptions and forecasts about the future level and variability of policyholder behavior, loss frequency and severity, interest rates, equity markets, inflation, capital requirements, and currency exchange rates, among others. The modeled outputs and related analyses from both proprietary models and third-party models, including statistical, artificial intelligence, and machine-learning models, are subject to various assumptions, uncertainties, model design errors (e.g., bias and inadequate validation or documentation), complexities, and the inherent limitations of any statistical analysis, including those arising from the use of historical internal and industry data and assumptions, which could result in mispricing, misreserving, or capital misallocation.

In addition, the modeled outputs and related analyses may from time to time contain inaccuracies, perhaps in material respects, including as a result of inaccurate inputs or applications thereof (whether due to data error, human error, or otherwise). Consequently, actual results may differ materially from our modeled results. Our profitability and financial condition substantially depend on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, we misprice our products or fail to appropriately estimate the risks we are exposed to, our business, results of operations, and financial condition may be materially adversely affected.
10K - 20

Loss Reserves

Our results may be affected because actual insured or reinsured losses differ from our loss reserves. Significant periods of time often elapse between the occurrence of an insured or reinsured loss, the reporting of the loss to us, and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related loss adjustment expenses. The process of estimating loss reserves is a difficult and complex exercise involving analytical models with many variables and subjective judgments. This process may also become more difficult if we experience a period of rising inflation, as we experienced in recent years.

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

There is generally greater uncertainty in estimating reserves for long-tail coverages, such as general liability, professional liability, and workers' compensation, as they require a longer period of time for claims to be reported and settled. The impact of changes in economic and social inflation and medical costs are also more pronounced for long-tail coverages due to the longer settlement period. In addition, reinsurance reserves are subject to greater uncertainty than insurance reserves primarily because a reinsurer relies on the original underwriting decisions and claims decisions made by ceding companies and information and data from ceding companies. As a result, we are subject to the risk that our ceding companies may not have adequately evaluated the risks reinsured by us and the premiums ceded may not adequately compensate us for the risks we assume. In addition, reinsurance reserves may be less reliable than insurance reserves because there is generally a longer lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer and ultimate resolution or settlement of the loss. While we sold the renewal rights for business written by the Markel Insurance Global Reinsurance division in 2025 and the division entered into run-off, we expect reinsurance premiums to continue earning over the next two to three years and loss reserves are expected to take several additional years to run off. Reserves for contracts for which we are not the primary insurer, and participate only in excess layers of loss, are also subject to greater uncertainty than insurance reserves for contracts for which we are the primary insurer for many of the same reasons as reinsurance reserves.

Changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book could result in material increases in our estimated loss reserves for such business. Our run-off life and annuity reinsurance book exposes us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in establishing the reserves for our life and annuity reinsurance contracts. Some of our life and annuity reinsurance contracts expose us to longevity risk, which is the risk that an insured person will live longer than expected when the reserves were established, or morbidity risk, which is the risk that an insured person will become critically ill or disabled. Our reserving process for the life and annuity reinsurance book is designed with the objective of establishing appropriate reserves for the risks we assumed. Among other things, this process relies heavily on analysis of mortality, longevity, and morbidity trends, lapse rates, interest rates, and expenses. As of December 31, 2025, our reserves for life and annuity benefits totaled $581.6 million.

We expect mortality, morbidity, longevity, and lapse experience to fluctuate somewhat from period to period, but believe they should remain reasonably predictable over a period of many years. Mortality, longevity, morbidity, or lapse experience that is less favorable than the mortality, longevity, morbidity, or lapse rates that we used in establishing the reserves for a reinsurance
10K - 21

agreement will negatively affect our net income because the reserves we originally set for the risks we assumed may not be sufficient to cover the future claims and expense payments. Furthermore, even if the total benefits paid over the life of the contract do not exceed the expected amount, unexpected increases in the incidence of deaths or illness can result in changes to our assumptions in a given reporting period, adversely affecting our net income in any particular reporting period. If there are adverse changes to any of the above factors, a charge to earnings may be recorded, which may have a material adverse effect on our results of operations and financial condition.

Ceded Reinsurance

We may be unable to purchase reinsurance protection on terms acceptable to us, or we may be unable to collect on loss recoveries from reinsurers. Within our underwriting operations, we purchase reinsurance to manage our net retention on individual risks and mitigate the volatility of losses on our results of operations and financial condition, while providing us with the ability to offer policies with sufficient limits to meet policyholder needs. In addition, we reinsure substantially all of the risks inherent in our fronting operations, however, we have certain programs that contain limits on our reinsurers' obligations to us that expose us to underwriting risk, including loss ratio caps, aggregate reinsurance limits, or exclusion of the credit risk of producers. See note 12 of the notes to consolidated financial statements included under Item 8 for information about ceded reinsurance for our fronting operations.

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

As of December 31, 2025, we were the beneficiary of letters of credit, trust accounts, and funds withheld in the aggregate amount of $7.1 billion, collateralizing $14.6 billion in reinsurance recoverables. The remaining unsecured reinsurance recoverables are ceded to highly rated, well capitalized reinsurers. Our reinsurance recoverables are based on estimates, and our actual liabilities may exceed the amount we are able to recover from our reinsurers or any collateral securing the reinsurance recoverables. The failure of a reinsurer to meet its obligations to us, whether due to insolvency, dispute, or other unwillingness or inability to pay, or due to our inability to access sufficient collateral to cover our liabilities, could have a material adverse effect on our results of operations and financial condition.

The availability and cost of reinsurance are determined by market conditions beyond our control. There is no guarantee that our desired amounts of reinsurance will be available in the marketplace in the future. In addition, available capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. This could impact our ability to write certain products and have a material adverse effect on our results of operations and financial condition.

Market Competition and Broker Reliance

Competition in the insurance markets could reduce profits from our insurance operations. Insurance markets are highly competitive. We compete on an international and regional basis with major U.S., Bermuda, U.K., and other international insurers and with underwriting syndicates, some of which have greater financial, marketing, and management resources than we do, have greater access to "big data," and may be able to offer a wider range of, or more sophisticated, commercial and personal lines products. Recent industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. In addition, capital market participants have created alternative products that are intended to compete with insurance products.

Similar to other industries, the insurance industry is undergoing rapid and significant technological and other changes. There is increasing focus by traditional insurance industry participants, technology companies, insurtech start-up companies, and others on using technology and innovation, including artificial intelligence, to simplify and improve the customer experience, increase efficiencies, redesign products, alter business models, and effect other potentially disruptive changes in the insurance industry. If we do not anticipate, keep pace with, and adapt to technological and other changes impacting the insurance industry, it will harm our ability to compete, decrease the value of our products to customers, and materially and adversely affect our business. For example, competitors that deploy artificial intelligence and advanced analytics at scale, or that have access to data sets we cannot use for legal or practical reasons, may achieve superior underwriting, claims, and expense outcomes. Furthermore, innovation, technological change and changing customer preferences in the markets in which we
10K - 22

operate also pose other risks to our businesses. For example, they could result in increasing our service, administrative, policy acquisition. or general expenses as we seek to distinguish our products and services from those of our competitors or otherwise keep up with such innovation and changes. Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms and conditions, which could reduce our underwriting profits, or within our fronting operations, our operating profits, and have a material adverse effect on our results of operations and financial condition.

The historical cyclicality in the property and casualty insurance industry could have a material adverse effect on our ability to improve or maintain underwriting profits or to grow or maintain premium volume. The insurance markets have historically been cyclical, characterized by extended periods of intense price competition due to excessive underwriting capacity, and alternative sources of capital, as well as periods when shortages of capacity permitted more favorable rate levels. Among our competitive strengths have been our specialty product focus and our niche market strategy. These strengths also make us vulnerable in periods of intense competition to actions by other insurance companies who seek to write additional premiums without appropriate regard for underwriting profitability. At times, it could be very difficult for us to grow or maintain premium volume levels without sacrificing underwriting profits. If we are not successful in maintaining rates or achieving rate increases, it may be difficult for us to improve or maintain underwriting profits or to grow or maintain premium volume levels.

We depend on a few brokers for a large portion of our premiums and the loss of business provided by any one of them could have a material adverse effect on us. We market our insurance products worldwide through brokers. For the year ended December 31, 2025, our top five independent brokers represented 37% of the gross premiums written by our underwriting operations. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Investments

Our insurance results may be impacted by changes in interest rates, foreign currency exchange rates, U.S. and international monetary and fiscal policies, and broader economic conditions. We receive premiums from customers for insuring their risks. These funds are invested until they are needed to pay policyholder claims. Fluctuations in the value of those investments can occur as a result of, among other things, changes in interest rates, foreign currency exchange rates, and U.S. and international fiscal, monetary and trade policies as well as broader economic conditions (including, for example, significant or prolonged inflation or deflation). Although we attempt to take measures to manage the risks of investing in these changing environments, we may not, in the short term or at all, be able to mitigate our sensitivity to them effectively. Despite our mitigation efforts, which include effectively matching target asset duration and currency to the duration and currency of the related loss reserves, these factors could have a material adverse effect on our results of operations and financial condition.

We invest a significant portion of the capital required to be held at our insurance companies in equity securities. Our insurance companies hold a significant amount of their required capital in the form of equity securities. Equity securities have historically produced higher returns than fixed maturity securities over long periods of time; however, investing in equity securities may result in significant variability in the fair value of the equity investments held by our insurance companies from one period to the next, including as as result of broader economic conditions. In volatile financial markets, our insurance companies could experience significant declines in the fair value of their equity investments, which would result in a material decrease in the value of the capital they hold to satisfy regulatory requirements. A material decrease in the value of the capital held by our insurance companies may have a material adverse effect on our ability to carry out our business plans and may require us to contribute additional capital to our insurance companies, either of which could have a material adverse effect on our results of operations or financial condition. See also, "We may require additional capital in the future, which may not be available or may only be available on unfavorable terms."

Financial Strength

Our insurance companies are rated by various rating agencies, and a downgrade or potential downgrade in one or more of these ratings could have a material adverse effect on us. Financial strength ratings are an important factor in establishing the competitive position of insurance companies. Certain of our insurance subsidiaries are rated by various rating agencies. Our financial strength ratings are subject to periodic review and are subject to revision or withdrawal at any time. The financial strength ratings of our insurance subsidiaries are significantly influenced by their statutory surplus amounts, capital adequacy ratios, and other financial metrics. Rating agencies may implement changes to their ratings methodologies or internal models that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries must hold or restricting how the company may deploy its capital in order to maintain our current ratings. For example, for certain of our insurance subsidiaries, rating agencies may take into account in their calculations the collateral provided to us by reinsurers. A
10K - 23

change in this practice could adversely impact our ratings. We cannot be sure that we will be able to retain our current, or any future, ratings. If our ratings are reduced from their current levels by one or more rating agencies, our competitive position in our target markets within the insurance industry could suffer and it would be more difficult for us to market our products. A ratings downgrade could result in a substantial loss of business as policyholders and ceding company clients move to other companies with higher financial strength ratings. In addition, upon a ratings downgrade or decline in an insurance company's capital in excess of specified amounts, certain of our reinsurance contracts permit the cedent to require us to post collateral, recapture business, terminate the contract, or to otherwise exercise remedies that could adversely affect us. While we maintain capital levels at or in excess of regulatory requirements, the exercise of these contractual rights could, under certain circumstances, limit an insurance company's ability to pay dividends or make distributions to us. In addition, these contractual requirements could be triggered during periods of financial stress or adverse market conditions, when access to capital may be more limited. A ratings downgrade could also have a material adverse effect on our liquidity, including the availability of our letter of credit facilities, and limit our access to capital markets, increase our cost of borrowing or issuing debt and require us to post collateral.

Additionally, rating agencies may evaluate our holding company and insurance subsidiaries on a consolidated basis. Adverse developments impacting our holding company could influence the financial strength ratings of our insurance subsidiaries. See also, "Risks Primarily Related to Our Holding Company and Operating Structure".

The amount of capital that our insurance subsidiaries have and must hold to maintain their financial strength and meet other requirements can vary significantly from time to time and is sensitive to a number of factors, some of which are outside of our control. Capital requirements for our insurance subsidiaries are prescribed by the applicable insurance regulators, while rating agencies establish requirements that inform ratings for our insurance subsidiaries. Projecting surplus and the related capital requirements is complex and requires making assumptions regarding how our insurance businesses will perform within the broader macroeconomic environment. Insurance regulators and rating agencies evaluate company capital through financial models that calculate minimum capitalization requirements based on risk-based capital formulas for property and casualty insurance groups and their subsidiaries. In any particular year, capital levels and risk-based capital requirements may increase or decrease depending on a variety of factors including the mix of business written by our insurance subsidiaries and correlation or diversification in the business profile, the amount of additional capital our insurance subsidiaries must hold to support business growth, the value of securities in our investment portfolio, changes in interest rates, and foreign currency exchange rates, and changes to the regulatory and rating agency models used to determine our required capital.

Insurance Regulation

Our insurance subsidiaries are subject to supervision and regulation that may have a material adverse effect on our operations and financial condition. Our insurance subsidiaries are subject to supervision and regulation by the regulatory authorities in the various jurisdictions in which they conduct business, including foreign and U.S. state insurance regulators. Regulatory authorities have broad regulatory, supervisory, and administrative powers relating to, among other things, data protection and data privacy, cybersecurity, solvency standards, licensing, coverage requirements, product terms and conditions, policy rates and forms, business and claims practices, disclosures to consumers, and the form and content of financial reports. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. Insurance regulatory authorities have broad authority to initiate investigations or other proceedings, and, in connection with a failure to comply with applicable laws and regulations, could impose adverse consequences, including fines, penalties, injunctions, denial or revocation of an operating license or approval, increased scrutiny or oversight, limitations on engaging in a particular business, or redress to clients. These actions also could result in negative publicity, reputational damage or harm to client, employee or other relationships. Additionally, regulatory and legislative authorities continue to implement enhanced or new regulatory requirements to assure the stability of insurance companies or enhance policyholder protections or, in certain instances, intended to prevent or mitigate future financial crises. It is possible that requirements or guidance under one jurisdiction, such as the U.S., may be contradictory to or divergent from requirements or guidance in other jurisdictions where we operate, such as the E.U. Regulatory authorities also may seek to exercise their supervisory or enforcement authority in new or more extensive ways, such as increased capital requirements. Any of these actions, if they occur, could affect the competitive market, how we are regulated, and the way we conduct our business or manage our capital, and could result in lower revenues and higher costs. As a result, such actions could have a material adverse effect on our results of operations and financial condition.

Regulators may challenge our use of fronting arrangements in jurisdictions in which our capacity providers are not licensed. Our program services operations enter into fronting arrangements with general agents and domestic and foreign capacity providers that want to access specific U.S. and foreign property and casualty insurance business in jurisdictions in
10K - 24

which the capacity providers are not licensed or are not authorized to write particular lines of insurance. Some insurance regulators may object to these fronting arrangements. In certain jurisdictions, an insurance regulator has the authority to prohibit an authorized insurer from acting as an issuing carrier for an unauthorized insurer. In addition, insurance regulators in jurisdictions in which there is no such statutory or regulatory prohibition, could deem the assuming insurer to be transacting insurance business without a license and the issuing carrier to be aiding and abetting the unauthorized sale of insurance.

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

Risks Primarily Related to Our Insurance-Linked Securities (ILS) Operations

Our ILS operations involve management of third-party capital, which may expose us to risks. Our ILS operations may owe certain legal duties and obligations to third-party investors. A failure to fulfill any of those duties or obligations could result in significant liabilities, penalties, or other losses, and harm our businesses and results of operations. In addition, third-party investors may decide not to renew their investments in the funds we manage, which could materially impact the financial condition of those funds, and could, in turn, have a material adverse effect on our results of operations and financial condition. Moreover, we may not be able to maintain or raise additional third-party capital for the funds we manage or for potential new funds and therefore we may forego existing or potential management fee generating opportunities.

Our ILS operations may experience losses or disruptions from catastrophes and other significant, infrequent loss events. Losses from catastrophes and other significant, infrequent loss events may have a material adverse effect on the ability of our ILS operations to raise and retain investor capital, resulting in a decline in assets under management and in turn, reduce potential management fee generating opportunities. We use various modeling techniques and data analytics to analyze and estimate exposures, loss trends, and other risks associated with our ILS businesses. The usefulness of our models depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs, which may from time-to-time contain inaccuracies. See also, "We may experience losses or disruptions from catastrophes and certain other, significant infrequent loss events."
Risks Related to All of Our Operations

Market Competition

Our efforts to develop new products, expand in targeted markets, or improve business processes and workflows may not be successful and may increase or create new risks. From time to time, to protect and grow market share or improve our efficiency, we invest in strategic initiatives to:

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
10K - 25

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

Legal and Regulatory Risks

The legal and regulatory requirements applicable to our businesses are extensive. Failure to comply could have a material adverse effect on us. Each of our businesses is highly dependent on the ability to engage on a daily basis in a large number of financial and operational activities, including, among others, insurance underwriting, claim processing, investment activities, the management of third-party capital, and providing products and services to businesses and consumers, many of which are highly complex. These activities are subject to internal guidelines and policies, as well as legal and regulatory requirements, including, among others, those related to privacy and data security, artificial intelligence, economic and trade sanctions, anti-corruption, anti-bribery, global finance and investments, customer protection, and insurance matters. Our continued expansion into new businesses, distribution channels and markets brings about additional requirements. While we believe that we have adopted adequate and effective risk management and compliance programs, compliance risks remain, particularly as we become subject to additional rules and regulations. Failure to comply with, or to obtain, appropriate authorizations or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business. Any such failure could also subject us to fines, penalties, equitable relief, and changes to our business practices. In addition, a failure to comply could result in defaults under our senior unsecured debt agreements or credit facilities or damage our businesses or our reputation.

Compliance with applicable laws and regulations is personnel- and systems-intensive. Shareholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial and complex new regulations and compliance obligations. Any changes in, or the enactment of new laws and regulations may increase the complexity of the regulatory environment in which we operate, which could materially increase our direct and indirect costs for compliance and other expenses of doing business, and have a material adverse effect on our results of operations and financial condition. For example, the use of artificial intelligence by us or third-party providers may subject us to data privacy, intellectual property, and general regulatory risk, particularly in light of emerging regulation on the use of artificial intelligence.

Losses from legal and regulatory actions may have a material adverse effect on us. From time to time, we may be involved in various legal actions, including at times multi-party or class action litigation, some of which involve claims for substantial or indeterminate amounts. A significant unfavorable outcome in one or more of these actions could have a material adverse effect on our results of operations and financial condition. We are also involved, from time to time, in various regulatory actions, investigations, and inquiries, including market conduct exams by insurance regulatory authorities. If a regulatory authority takes action against us or we enter into a consent order or agreement to settle a matter, a regulatory authority has the option to require us to pay substantial fines or implement remedial measures that could prove costly or disruptive to our businesses and operations. Even if an unfavorable outcome does not materialize, these matters could have an adverse impact on our reputation and result in substantial expense and disruption.

Changes in tax laws, rates, or regulations could have a material adverse effect on us. Changes in federal, state, or foreign tax laws, rates, or regulations, or their interpretation and application, could adversely affect our tax positions or tax liabilities, require us to make adjustments in our operations or tax strategies, and increase our overall tax burden.

We are subject to laws and regulations relating to economic and trade sanctions and bribery and corruption, the violation of which could have a material adverse effect on us. We are required to comply with the economic and trade
10K - 26

sanctions and embargo programs administered by the U.S. Department of the Treasury's Office of Foreign Assets Control and similar multi-national bodies and governmental agencies worldwide, as well as applicable anti-corruption and anti-bribery laws and regulations of the U.S. and other jurisdictions where we operate. In some cases, we must comply with many new economic, financial, and trade sanctions that are imposed over a short period of time, as occurred with the conflict between Russia and Ukraine. A violation of a sanction, embargo program, or anti-corruption law could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties. In addition, a violation could result in defaults under our outstanding indebtedness or credit facilities or damage our businesses or our reputation. Those penalties or defaults, or damage to our businesses or reputation, could have a material adverse effect on our results of operations and financial condition. In some cases, the requirements and limitations applicable to the global operations of U.S. companies and their affiliates are more restrictive than, and may even conflict with, those applicable to non-U.S. companies and their affiliates, which also could have a material adverse effect on our results of operations and financial condition.

Employee error and misconduct may be difficult to detect and prevent and may result in significant losses. We run the risk of misconduct by employees across our businesses. Instances of misconduct, fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization, or failure to comply with regulatory requirements or our internal policies may result in losses or reputational damage. It is not always possible to detect, deter, or prevent employee errors or misconduct or fraud, and the controls and trainings that we have in place to mitigate these activities may not be sufficient or effective in all cases.

Global Operations

We have substantial international operations and investments, which expose us to increased political, civil, operational, and economic risks. A substantial portion of our revenues and income is derived from our operations and investments outside the U.S., including from the U.K., the E.U., Bermuda, Canada, and Asia Pacific. Our international operations and investments expose us to increased political, civil, operational, and economic risks. Deterioration or volatility in foreign and international financial markets or general economic and political and civil conditions could adversely affect our operating results, financial condition, and liquidity. Concerns about the economic conditions, capital markets, political, civil, and economic stability and solvency of certain countries may contribute to global market volatility. Political and civil changes in the jurisdictions where we operate and elsewhere, some of which may be disruptive, can also interfere with our customers and our activities in a particular location. Our international operations also may be subject to a number of additional risks, particularly in emerging economies, including restrictions such as price controls, capital controls, currency exchange limits, ownership limits, and other restrictive or anti-competitive governmental actions or requirements, which could have a material adverse effect on our businesses.

General economic, market, or industry conditions could lead to investment losses, adverse effects on our businesses, and limit our access to the capital markets. General economic and market conditions and industry specific conditions, including extended economic recessions or expansions; prolonged periods of slow economic growth; inflation or deflation; fluctuations and volatility in foreign currency exchange rates, commodity and energy prices, and interest rates; volatility in the credit and capital markets; changes in U.S. government debt ratings; the imposition of duties, tariffs, and other changes in international trade regulation and other factors, could lead to: substantial realized and unrealized investment losses in future periods; changes in the carrying value of our other assets and liabilities; declines in demand for, or increased frequency and severity of claims made under, our insurance products; disruptions in global supply chains and increased costs of inputs for our products and services; reduced demand for our services and the products we sell and distribute; and limited or no access to the capital markets. Any of these impacts could have a material adverse effect on our results of operations, financial condition, debt and financial strength ratings, or the adequacy of our insurance subsidiaries' capital. Many of our businesses have been, and may continue to be, adversely affected by increased costs of labor and materials and declines in demand for certain products and services due to economic and industry specific conditions. In addition, beginning in 2025, the U.S. announced a series of new or increased tariffs on certain foreign imports, some of which were recently invalidated by the Supreme Court. These tariffs, and any additional duties, tariffs, and other trade barriers, and retaliatory countermeasures by other countries, may adversely affect the price and availability of goods for our businesses and the demand for our products and services. Additionally, any such measures or countermeasures may increase inflationary pressure on our insured losses, including costs of claims, loss adjustment expenses, and other operating costs. These impacts may be material, and our efforts to mitigate these impacts may not be successful and, even when they are successful, there may be a time lag before the impacts of these efforts are reflected in our results.

Our businesses, results of operations, and financial condition could be adversely affected by ongoing regional or military conflicts and related disruptions in the global economy. The global economy has been, and may in the future be, negatively impacted by regional or military conflicts, for example, the on-going conflicts between Russia and Ukraine and in
10K - 27

Israel and surrounding areas. We may have operations in areas affected by a conflict, and some of our businesses may be adversely affected by a conflict and its effects. Within our underwriting operations, we may have insurance contracts with exposure to losses attributed or corollary to a conflict, such as losses related to our coverage of ships, cargo, trade credit and inventory. Our other operations also may have direct exposure to customers and vendors in an affected area. Certain of our businesses may experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of a conflict on the global economy.

Furthermore, governments in the U.S., U.K., and E.U., among others, may impose export controls on certain products and financial and economic sanctions on certain industry sectors and parties in affected areas. These export controls and sanctions, or our failure to comply with them, could result in restrictions on our ability to do business in one or more of the jurisdictions in which we conduct business or have the other adverse effects previously discussed under "We are subject to laws and regulations relating to economic and trade sanctions and bribery and corruption, the violation of which could have a material adverse effect on us."

We are unable to predict the impact an ongoing conflict may have on our businesses or the global economy. The impact of geopolitical tensions related to these conflicts, including increased trade barriers or restrictions on global trade, is unknown and could result in, among other things, heightened cybersecurity threats, supply disruptions, protracted or increased inflation, increased energy costs, lower consumer demand, fluctuations in interest and foreign exchange rates, and increased volatility in financial markets, any of which could adversely affect our businesses, results of operations and financial condition. In addition, an ongoing conflict may have the effect of triggering or intensifying many of the risks described under this Item 1A Risk Factors.

Information Technology Systems and Third-Party Systems and Service Providers

Information technology systems that we use could fail or suffer a security breach or cyberattack, which could have a material adverse effect on us or result in the loss of regulated or sensitive information. Our businesses are dependent upon the operational effectiveness and security of our enterprise systems and those maintained by third parties. Among other things, we rely on these systems to interact with producers, insureds, customers, clients, and other third parties, to perform actuarial and other modeling functions, to underwrite business, to prepare policies and process premiums, to process claims and make claims payments, to prepare internal and external financial statements and information, and to engage in a wide variety of other business activities. A significant failure of our enterprise systems, or those of third parties upon which we may rely, whether because of a natural disaster, network outage or a cyberattack on those systems could compromise our personal, confidential, and proprietary information as well as that of our customers and business partners, impede or interrupt our business operations and could result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and fines, litigation, and monetary and reputational damages. In addition, if we are unable to innovate, develop, and acquire new technology, it may leave us more susceptible to these attacks. Like other companies, we have been subject to cyberattacks, malicious viruses and malware, and denial of service attacks and expect that this will continue in the future with greater sophistication and frequency. The risk and severity of such attacks could increase as artificial intelligence is used by threat actors to identify vulnerabilities and conduct increasingly sophisticated attacks. Despite any controls or protective actions we take against such attacks, those measures may be insufficient to prevent, or mitigate the effects of, a natural disaster, network outage or a cyberattack on our systems. This could result in liability to us, cause our data to be corrupted or stolen and cause us to commit resources to correct those failures.

In addition, we are subject to numerous data privacy and cybersecurity laws and regulations enacted in the jurisdictions in which we do business. A misuse or mishandling of personal, confidential, or proprietary information being sent to or received from a customer, business partner, employee, or third party could damage our businesses or our reputation or result in significant monetary damages, regulatory enforcement actions, fines, and criminal prosecution in one or more jurisdictions. For example, under the European General Data Protection Regulation there are significant punishments for non-compliance which could result in a penalty of up to 4% of a firm's global annual revenue. In addition, a violation of data privacy laws and regulations could result in defaults under our outstanding indebtedness or credit facilities. Those monetary damages, penalties, regulatory or legal actions or defaults, or the damage to our businesses or reputation, could have a material adverse effect on our results of operations and financial condition. Third parties who we utilize to perform certain functions are also subject to these risks, and their failure to adhere to these laws and regulations also could damage our businesses or reputation or result in regulatory intervention, which could have a material adverse effect on our results of operations and financial condition.

Further, we routinely transmit, receive, and store personal, confidential, and proprietary information by email and other digital means. Although we attempt to protect this personal, confidential, and proprietary information, we may be unable to do so in
10K - 28

all cases, especially with business partners and other third parties who may not have or use appropriate controls to protect personal, confidential, and proprietary information.

While we maintain cyber risk insurance providing first-party and third-party coverages, that insurance may not cover all costs associated with the consequences of an enterprise failure, cyberattack, or breach of systems. A material cyber security breach could have a material adverse effect on our results of operations and financial condition. See also, "We may experience losses or disruptions from catastrophes and other significant, infrequent loss events."

Third-party providers may perform poorly, breach their obligations to us, or expose us to enhanced risks. Certain of our business functions are performed by third-party providers, and these providers may not perform as expected or may fail to adhere to the obligations owed to us. For example, certain of our business units rely on relationships with a number of third-party administrators under contracts pursuant to which these third-party administrators manage and pay claims on our behalf and advise us with respect to case reserves. In these relationships, we rely on controls incorporated in the provisions of the administration agreement, as well as on the administrator's internal controls, to manage the claims process within our prescribed parameters. In addition, certain of our business units use managing general agents, general agents and other producers to write and administer business on our behalf within prescribed underwriting authorities. Although we monitor these administrators, agents, producers, and other service providers on an ongoing basis, our monitoring efforts may not be adequate, or our service providers could exceed their authorities or otherwise breach obligations owed to us, which could result in operational disruption, reputational damage, and regulatory intervention and otherwise have a material adverse effect on our results of operation and financial condition.

In addition, we utilize third parties to perform certain technology and business process functions, such as data center hosting, cloud based operating environments, human resources, and other outsourced services. If these third-party providers do not perform as expected, we may experience operational difficulties, increased costs, and a loss of business, or we may not realize expected productivity improvements or cost efficiencies. Our use of third parties to perform certain technology and business process functions may expose us to risks related to privacy and data security, including through their use of artificial intelligence without our knowledge or below our standards, which could result in monetary and reputational damages. We may be further exposed to risks associated with artificial intelligence and machine learning technology if third-party service providers or any counterparts, whether known or unknown to us, use such technology in their business activities. In addition, our ability to receive services from third-party providers might be impacted by a wide variety of factors, including political and civil instability, supply chain disruptions, volatility, or disruptions in the financial markets, wide-spread health issues, unanticipated or additional regulatory requirements or policies. As a result, our ability to conduct our businesses may be adversely affected.

Pandemics

Pandemics have had, and could have, material adverse effects on us. The effects of a pandemic, and related governmental responses, may be wide-ranging, costly, and disruptive, and may develop rapidly, resulting in material adverse effects on our operations, and on our results of operations and financial condition, as was the case with COVID-19. Factors that give rise, or may give rise, to those effects include, or may include, the following, as well as others that we cannot predict:

•Insured or reinsured losses from pandemic-related claims that are different, or more extensive, than we expect;
•Government actions or judicial decisions related to insurance or reinsurance coverages or rates, including, for example, requiring retroactive coverage of claims or expanding the scope of coverage;
•Disputes, lawsuits, and other legal actions challenging the promptness of coverage determinations, or the coverage determinations themselves, under applicable insurance or reinsurance policies, resulting in increased claims, litigation and related expenses;
•Disruptions, delays, and increased costs and risks related to having limited or no access to our facilities, workplace re-entry, employee safety concerns, and reductions or interruptions of critical or essential services;
•Continually changing business conditions and compliance obligations; and
•Short or long-term impacts on the cost, availability, or timeliness of required raw materials, supplies, or services provided by third parties, including services provided by state, federal, or foreign governments or government agencies.

In addition, a pandemic may, as was the case with COVID-19, have the effect of triggering or intensifying many of the risks described elsewhere under this Item 1A Risk Factors.

10K - 29

Climate Change

The impacts of climate change, and legal or regulatory measures to address climate change, may adversely affect our results of operations or financial condition. Our businesses, results of operations, and financial condition could be impacted by risks associated with climate change, including:

•changes from legislation, regulation, and court decisions that:
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

Item 1C. CYBERSECURITY

Markel Group is a holding company comprised of a diverse group of businesses and investments. Our specialty insurance business, Markel Insurance, sits at the core of our company. Markel Group also owns controlling interests in a diverse portfolio of businesses that operate in a variety of other industries. Each of our businesses is required to maintain cybersecurity insurance coverage and has its own independently managed cybersecurity and data protection program that is tailored to its operations and risk profile.

Markel Insurance

In order to maintain a strong cybersecurity program, Markel Insurance uses a variety of controls and technology tools designed to identify, detect, prevent, respond to, and recover from security threats. Markel Insurance undergoes regular security audits including a System and Organization Controls, or SOC, audit for cybersecurity conducted annually by independent auditors in which cybersecurity threats are identified and assessed. Markel Insurance regularly tests aspects of its internal security and conducts security risk interviews and assessments on third parties with whom it does business, depending on the nature of the relationship. Markel Insurance has invested in technology that assists its risk management teams in measuring and addressing weaknesses in its third-party and supply chain community. Markel Insurance performs continuous monitoring of all its critical third parties to ensure they are maintaining acceptable levels of security controls and remediating any known weaknesses.

Markel Insurance participates in the Financial Services Information Sharing and Analysis Center to share information about the latest cyber threats and preparedness measures. Markel Insurance also shares threat intelligence information with other partners. Markel Insurance has a cybersecurity incident response plan, as well as a crisis management plan, that cover cyber events, including a process for determining the materiality of cyber events that includes evaluation by a cross functional crisis management group including security, information technology, finance, legal, and business and escalation to Markel Group
10K - 30

senior management as warranted by the severity of the situation. An internal team engages in tabletop exercises on a regular basis to enhance preparedness for such situations.

Information security and data protection risks are the responsibility of all employees. Markel Insurance has a mandatory training program covering a variety of security and data protection disciplines. In addition, all Markel Insurance employees are required to acknowledge annually policies on acceptable use of Markel Insurance's technology resources and enterprise information security. Contractors are required to provide certain representations and certifications relating to information security.

The Markel Insurance information security and data protection program is led by a Chief Information Security Officer (CISO) who supervises a team of security and data protection professionals across the globe. The Markel Insurance global information security and data protection program leverages the Cybersecurity Framework from the National Institutes of Standards and Technology as well as industry best practices. The program also is able to map to both ISO (International Organization for Standardization) and BSI (British Standards Institution) among other cybersecurity standards. Markel Insurance's CISO has been with Markel Insurance 15 years and has 24 years' experience in information technology, with 19 years in information technology security, and is a certified Information Systems Security Professional (CISSP).

Markel Group, State National, and Nephila

Information technology systems and services, including cybersecurity, used by the small team of individuals at the Markel Group holding company are provided and/or administered by teams within Markel Insurance, consistent with the practices outlined above. State National and Nephila each manage their own cybersecurity programs, with incident management support available from Markel Insurance.

Other Operating Businesses

Each of our other operating businesses maintains its own IT infrastructure, often supported by third-party providers, to meet its specific business needs. As a result, cybersecurity risk is decentralized and not concentrated in a single system or service provider. Given the diversity of these businesses, systems, and providers, each business tailors its program to its unique risks and operations. Management at each business is responsible for assessing and managing its cybersecurity risks, including selecting appropriate IT systems and service providers.

Markel Group has established processes for these businesses to share information about how they assess, identify, and manage cybersecurity risk, including material cybersecurity incidents, with Markel Group management. For example, Markel Group requires real-time reporting of cybersecurity incidents by these businesses to understand how the matters are being managed, assess whether public disclosure is required, with escalation to Markel Group senior management as warranted by the severity of the situation. Depending on the cybersecurity incident, third parties may be engaged by these businesses to assist in understanding and managing the event.

Given each business varies in size and complexity, the individual or individuals responsible for managing cybersecurity risks varies by business. In all instances, ultimate responsibility rests with the Chief Executive Officer of each business.

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

10K - 31

Item 2. PROPERTIES

Markel Insurance owns office space in Glen Allen, Virginia for its headquarters, which also serves as the Markel Group corporate headquarters. Additionally, Markel Insurance owns and leases office space throughout the U.S. and in various locations in other countries. In total, Markel Insurance has 62 offices in 16 countries. Additionally, our other operating businesses maintain office space, factories, and warehouses, both through leased and owned properties, throughout the U.S. and in certain international locations. The property needs of our other operating businesses vary based on the nature of the operations of each business. We believe our properties are suitable and adequate for our current operations.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Thomas S. Gayner
Chief Executive Officer since January 2023. Co-Chief Executive Officer from January 2016 to December 2022. President and Chief Investment Officer from May 2010 to December 2015. Chief Investment Officer from January 2001 to December 2015. Director from 1998 to 2004. Director since August 2016. Age 64.

Simon Wilson
Executive Vice President and Chief Executive Officer, Markel Insurance since February 2026 and Chief Executive Officer, Markel Insurance since March 2025. President, Markel International, from October 2021 to March 2025. Managing Executive - Global Strategy from January 2020 to October 2021, Managing Director National Markets from June 2015 to January 2020, Director of International Development from February 2010 to June 2015. Age 47.

Andrew G. Crowley
Executive Vice President and President, Markel Ventures since February 2026 and President, Markel Ventures since May 2022. President, Markel Ventures, Inc., a subsidiary, since May 2022. Executive Vice President, Markel Ventures, Inc. from May 2020 to May 2022. Managing Director, Markel Ventures, Inc. from January 2017 to May 2020. Age 43.

Richard R. Grinnan
Senior Vice President, Chief Legal Officer and Secretary of Markel Group since February 2020 and of Markel Insurance since October 2022. General Counsel and Secretary from June 2014 to February 2020. Assistant General Counsel from August 2012 to June 2014. Age 57.

Brian J. Costanzo
Chief Financial Officer of Markel Group and of Markel Insurance since December 2023. Senior Vice President, Finance, Chief Accounting Officer and Controller from October 2022 to December 2023. Principal financial officer (on an interim basis) from January 2023 to March 2023. Chief Accounting Officer and Controller from June 2021 to October 2022. Controller from December 2019 to June 2021. Segment Controller - U.S. Insurance from March 2014 to December 2019. Age 47.

10K - 32

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Performance Graph

The following graph compares the cumulative total return (based on share price) on our common stock with the cumulative total return of companies included in the Standard & Poor's (S&P) 500 Index and the Dow Jones U.S. Property & Casualty Insurance Companies Index. We are a holding company that owns independently operated businesses across a range of industries, and we believe there are few companies with a mix of business operations comparable to ours. Our cornerstone business, Markel Insurance, operates in the specialty insurance market, and therefore, we have used the Dow Jones U.S. Property & Casualty Insurance Companies Index as our peer group. However, we also own controlling interests in a diverse portfolio of businesses that operate in a variety of other industries. This information is not necessarily indicative of future results.

250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
Markel Group Inc.
S&P 500 Index
Dow Jones U.S. Property & Casualty Insurance Index

	Year Ended December 31,
	2020 (1)	2021	2022	2023	2024	2025
Markel Group Inc.	$100	$119	$128	$137	$167	$208
S&P 500 Index	100	129	105	133	166	196
Dow Jones U.S. Property & Casualty Insurance Index	100	122	140	159	213	233
(1)    $100 invested on December 31, 2020 in our common stock or the listed index. Includes reinvestment of dividends.

Common Stock and Dividend Information

Our common stock trades on the New York Stock Exchange under the symbol MKL. The number of shareholders of record as of February 4, 2026 was approximately 700. The total number of shareholders, including those holding shares in street name or in brokerage accounts, is estimated to be in excess of 260,000. Our current strategy is to retain earnings, and consequently, we have not paid and do not expect to pay a cash dividend on our common stock.

10K - 33

Common Share Repurchases

The following table summarizes our common share repurchases for the quarter ended December 31, 2025.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2025 through October 31, 2025	16,880	$1,909.79	16,880	$1,546,327
November 1, 2025 through November 30, 2025	13,490	$2,046.14	13,490	$1,518,725
December 1, 2025 through December 31, 2025	10,087	$2,101.49	10,087	$1,497,527
Total	40,457	$2,003.05	40,457	$1,497,527
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

Available Information

This document represents Markel Group's Annual Report on Form 10-K, which is filed with the U.S. Securities and Exchange Commission. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission. Our website address is www.mklgroup.com.

Transfer Agent

Equiniti Trust Company, LLC, 48 Wall Street, Floor 23, New York, NY 10005
(800) 937-5449 helpast@equiniti.com

Annual Shareholders Meeting

Our annual shareholders meeting will take place on May 20, 2026 at the University of Richmond Robins Center in Richmond, Virginia at 2:00 p.m. (Eastern Time). The shareholders meeting will be part of the 2026 Reunion, which is open to shareholders, employees, and friends of Markel Group. More information on the 2026 Reunion, including a sign-up form to receive event updates, is available at www.mklreunion.com.

10K - 34

Item 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis includes discussion of changes in our results of operations and financial condition from 2024 to 2025 and from 2023 to 2024 and should be read in conjunction with the consolidated financial statements and related notes included under Item 8, Item 1 Business, Item 1A Risk Factors, and "Safe Harbor and Cautionary Statement". The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of our holding company, Markel Group Inc. (Markel Group), and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation (the Company). For a discussion of our significant accounting policies, see note 1 of the notes to consolidated financial statements included under Item 8. Item 7 is divided into the following sections:

•Capital Performance
•Results of Operations
•Liquidity and Capital Resources
•Non-GAAP Financial Measures
•Critical Accounting Estimates
•Safe Harbor and Cautionary Statement

In 2025, we made notable changes to our financial reporting, including the re-segmentation of our businesses, the expansion of both consolidated and segment financial metrics, and the addition of detail regarding our business strategy, among others. See note 2 of the notes to consolidated financial statements for additional details on the changes to our reportable segments.

Capital Performance

Markel Group is a dynamic system that strives to relentlessly compound shareholder capital at attractive rates across decades. We are responsible for capital allocation across our businesses and use a variety of metrics for each part of the Markel Group system, among other factors, to help inform these activities. Our capital allocation decisions are made with a long-term perspective that considers an array of qualitative and quantitative factors in the context of our capital allocation framework. See Item 1 Business "Relentlessly Compounding Shareholder Capital" for details of our capital allocation options and investment principles.

We believe that our capital performance metrics are best viewed over longer periods of time. To better align with this long-term perspective, we use five-year time periods to assess capital performance.

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

Intrinsic Value Per Share Growth

As a diverse holding company, we use growth in intrinsic value per share as a measure to help us evaluate the value created by our businesses over five-year periods of time. While intrinsic value does not represent a precise valuation of our business, we believe growth in intrinsic value per share, considered among an array of other qualitative and quantitative factors, offers a useful tool to investors and management in understanding long-term value creation trends. A straightforward methodology can be used to measure intrinsic value per share growth using data from our financial statements.

10K - 35

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

We consider a range of multiples in our earnings valuation calculation that reflects the diversity of our sources of cash flows, with 12x as the midpoint. Regardless of the multiple used, we believe using a consistent multiple for each year in the calculation is important when assessing the five-year compound annual growth rate in intrinsic value per share.

Second, we add certain items from our balance sheet that are not included in the earnings valuation. The balance sheet component of the valuation consists of adding cash, short-term investments, and equity securities, then subtracting debt, preferred stock, and noncontrolling interests.

The sum of the earnings and balance sheet valuations divided by the number of shares outstanding represents our estimate of intrinsic value per share from which to calculate growth.

Our simplified intrinsic value per share growth calculation may differ from calculations that others may perform, and our stock price growth may vary significantly from our intrinsic value growth calculation. We believe that the key with any calculation is applying a consistent methodology to measure the compound annual growth in intrinsic value per share over five-year periods, which is aligned with our long-term aim of relentlessly compounding shareholder capital.

	December 31, 2025
	8x Multiple	12x Multiple	16x Multiple
5-Year CAGR in intrinsic value per share	14.5%	15.2%	15.7%

The following table shows the calculation of adjusted earnings used for our earnings valuation.

(dollars in thousands)	Year Ended December 31,
	2025	2024	2023	2022	2021	2020	2019	2018
Operating income (loss)	$3,194,852	$3,712,562	$2,928,828	$(93,336)	$3,241,505	$1,273,884	$2,477,346	$39,759
Add: Amortization and impairment	185,007	181,472	180,614	258,778	160,539	159,315	148,638	315,128
Less: Net investment gains (losses)	1,076,081	1,807,219	1,524,054	(1,595,733)	1,978,534	617,979	1,601,722	(437,596)
Adjusted operating income	$2,303,778	$2,086,815	$1,585,388	$1,761,175	$1,423,510	$815,220	$1,024,262	$792,483
Less: Dividends on equity securities	156,169	142,367	116,911	107,213	98,099	89,303	100,222	90,840
Less: Interest on cash and short-term investments	228,120	286,063	251,821	62,383	2,954	14,321	50,425	48,765
Adjusted earnings	$1,919,489	$1,658,385	$1,216,656	$1,591,579	$1,322,457	$711,596	$873,615	$652,878

Adjusted earnings - 3-year average	$1,598,177	$1,488,873	$1,376,897	$1,208,544	$969,223	$746,030

The following table shows the components of our balance sheet valuation and common shares outstanding.

(in thousands)	December 31,
	2025	2024	2023	2022	2021	2020
Equity securities	$13,004,312	$11,784,521	$9,577,871	$7,671,912	$9,023,927	$6,994,110
Short-term investments and cash and cash equivalents	5,998,367	6,217,577	6,318,442	6,806,694	5,778,478	6,375,835
Senior long-term debt and other debt	(4,303,811)	(4,330,341)	(3,779,796)	(4,103,629)	(4,361,266)	(3,484,023)
Preferred stock	—	(591,891)	(591,891)	(591,891)	(591,891)	(591,891)
Redeemable noncontrolling interests and noncontrolling interests	(504,433)	(553,075)	(541,965)	(585,945)	(484,238)	(260,534)
Balance sheet valuation	$14,194,435	$12,526,791	$10,982,661	$9,197,141	$9,365,010	$9,033,497

Common shares outstanding	12,590	12,790	13,132	13,423	13,632	13,783

10K - 36

Markel Insurance Return on Equity

We believe return on equity is an important metric to evaluate the overall performance of Markel Insurance. This metric is representative of the total return generated by the business on the capital that it holds and provides a metric by which to evaluate Markel Insurance's capital efficiency.

Although we do not consider net investment gains and losses when assessing the periodic performance of our Markel Insurance segment, we believe it is important to consider the full contribution of the publicly traded equity securities held by Markel Insurance subsidiaries when evaluating the capital efficiency of the business.

Over the five-year period ended December 31, 2025, the average return on equity from Markel Insurance was 13%. The following table summarizes the calculation of return on equity for Markel Insurance.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023	2022	2021
Underwriting profit	$455,671	$366,976	$92,786	$594,289	$614,331
Net investment income	871,531	797,907	642,676	407,826	360,173
Services and other income (loss)	51,865	19,605	11,713	5,798	(10,881)
Adjusted operating income	$1,379,067	$1,184,488	$747,175	$1,007,913	$963,623
Net investment gains (losses)	976,740	1,447,686	1,249,362	(1,203,958)	1,440,295
Interest expense (1)	(187,541)	(178,385)	(156,521)	(172,256)	(173,952)
Income tax (expense) benefit (2)	(477,019)	(539,834)	(404,804)	81,026	(490,593)
	$1,691,247	$1,913,955	$1,435,212	$(287,275)	$1,739,373

Average equity	$12,219,695	$10,742,094	$9,229,143	$8,681,108	$8,555,403
Return on equity	14%	18%	16%	(3)%	20%
5-Year average annual return on equity	13%	12%
(1)    Interest expense on our senior notes is attributed to the return on Markel Insurance.
(2)    Income tax expense is based on a 22% tax rate, which is representative of our typical effective rate, however, it does not represent actual income tax expense at Markel Insurance. Income taxes are managed on a consolidated basis across the Markel Group and are only attributed to the Markel Insurance segment when assessing its return on equity.

Capital Reconciliation

The following table summarizes the capital held by each of our segments, as well as a reconciliation to consolidated capital of Markel Group. Total capital is comprised of total equity, redeemable noncontrolling interests, total debt, and obligations for finance leases. Eliminations relate to intercompany loans to and from a corporate subsidiary, which are eliminated in consolidation.

(dollars in millions)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Eliminations	Consolidated
December 31, 2025
Total equity	$12,923	$2,078	$2,009	$1,037	$549	$—	$18,596
Redeemable noncontrolling interests	—	336	3	167	—	—	506
Senior long-term debt and other debt	—	329	—	211	4,760	(996)	4,304
Obligations for finance leases	2	29	—	8	—	—	39
Total capital	$12,925	$2,772	$2,012	$1,423	$5,309	$(996)	$23,445
December 31, 2024
Total equity	$11,516	$1,909	$1,898	$837	$769	$—	$16,929
Redeemable noncontrolling interests	—	457	3	80	—	—	540
Senior long-term debt and other debt	—	359	—	240	4,821	(1,090)	4,330
Obligations for finance leases	2	46	—	5	—	—	53
Total capital	$11,518	$2,771	$1,901	$1,162	$5,590	$(1,090)	$21,852

10K - 37

Results of Operations

The following table presents operating revenues by segment.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Markel Insurance	$9,352,891	$8,983,443	$8,687,549
Industrial	3,928,249	3,779,616	3,728,641
Financial	736,964	593,313	553,133
Consumer and Other	1,382,912	1,327,333	1,247,071
Corporate and eliminations	112,217	129,839	63,182
Total operating revenues	$15,513,233	$14,813,544	$14,279,576

In 2025, we updated the presentation of operating revenues to no longer include net investment gains and losses, and prior periods have been recast to conform to the updated presentation. Net investment gains and losses are predominantly derived from our investments in publicly traded equity securities and typically include significant unrealized gains and losses from market value movements.

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

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Operating income	$3,194,852	$3,712,562	$2,928,828
Add: Amortization of acquired intangible assets	185,007	181,472	180,614
Less: Net investment gains	1,076,081	1,807,219	1,524,054
Adjusted operating income	$2,303,778	$2,086,815	$1,585,388

Markel Insurance	$1,379,067	$1,184,488	$747,175
Industrial	343,183	365,034	378,331
Financial	326,572	262,082	260,235
Consumer and Other	174,636	145,372	136,465
Corporate and eliminations	80,320	129,839	63,182
Adjusted operating income	$2,303,778	$2,086,815	$1,585,388

10K - 38

The following table presents the components of comprehensive income to shareholders. Net investment gains and losses have caused, and are expected to continue to cause, significant volatility in our periodic operating income, net income, and comprehensive income.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Operating income	$3,194,852	$3,712,562	$2,928,828
Interest expense	(205,910)	(204,300)	(185,077)
Net foreign exchange gains (losses)	(256,234)	129,438	(90,045)
Income tax expense	(580,303)	(790,294)	(552,616)
Net income attributable to noncontrolling interests	(45,395)	(100,384)	(105,030)
Net income to shareholders	2,107,010	2,747,022	1,996,060
Preferred stock dividends and redemption premiums	(26,109)	(36,000)	(36,000)
Net income to common shareholders	2,080,901	2,711,022	1,960,060
Other comprehensive income (loss) to shareholders	507,622	(138,872)	289,284
Comprehensive income to shareholders	$2,614,632	$2,608,150	$2,285,344

Markel Insurance

The following table summarizes the results of operations for our Markel Insurance segment. We measure the operating performance of our Markel Insurance segment by its operating revenues and adjusted operating income, which are comprised of results attributed to its insurance activities and earnings on the investments held in support of its insurance activities.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Earned premiums	$8,401,323	$8,130,712	$8,011,501
Net investment income	871,531	797,907	642,676
Services and other revenues	80,037	54,824	33,372
Operating revenues	9,352,891	8,983,443	8,687,549
Losses and loss adjustment expenses	(4,909,079)	(4,877,722)	(5,166,282)
Underwriting, acquisition, and insurance expenses	(3,036,573)	(2,886,014)	(2,752,433)
Services and other expenses	(28,172)	(35,219)	(21,659)
Adjusted operating income	$1,379,067	$1,184,488	$747,175

Combined ratio	95%	95%	99%

Adjusted operating income increased by 16% in 2025 and 59% in 2024, driven by higher underwriting profits and net investment income. For further details of Markel Insurance's investment performance, see "Consolidated Investment Results."

10K - 39

The following table summarizes the results of Markel Insurance's underwriting and other insurance-related activities, which primarily consist of our fronting programs with Nephila.

	Year Ended December 31,			2025 vs 2024	2024 vs 2023
(dollars in thousands)	2025	2024	2023	% Change	% Change
Gross premium volume - underwriting	$10,643,703	$10,259,862	$9,981,843	4%	3%
Gross premium volume - fronting	1,854,944	1,306,022	840,868	42%	55%
Gross premium volume	$12,498,647	$11,565,884	$10,822,711	8%	7%
Net written premiums	$8,399,735	$8,004,788	$8,102,959	5%	(1)%
Earned premiums	$8,401,323	$8,130,712	$8,011,501	3%	1%
Underwriting profit	$455,671	$366,976	$92,786	24%	296%
Services and other income	$46,933	$8,357	$8,646	462%	(3)%

Underwriting Ratios (1)				Point Change	Point Change
Loss ratio
Current accident year loss ratio	64.2%	65.6%	64.9%	(1.4)	0.7
Prior accident years loss ratio	(5.8)%	(5.6)%	(0.5)%	(0.2)	(5.1)
Loss ratio	58.4%	60.0%	64.5%	(1.6)	(4.5)
Expense ratio	36.1%	35.5%	34.4%	0.6	1.1
Combined ratio	94.6%	95.5%	98.8%	(0.9)	(3.3)

Current accident year loss ratio catastrophe impact (2)	0.7%	0.9%	0.5%	(0.2)	0.4

Current accident year loss ratio, excluding catastrophe impact (3)	63.5%	64.7%	64.4%	(1.2)	0.3
Combined ratio, excluding current accident year catastrophe impact (3)	93.8%	94.6%	98.3%	(0.8)	(3.7)
(1)    Amounts may not reconcile due to rounding.
(2)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums.
(3)    This metric is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.

Global Reinsurance

In August 2025, Markel Insurance sold the renewal rights for business written in its Global Reinsurance division, and the division entered into run-off. Gross premium volume in 2025 attributed to the Global Reinsurance division was $1.0 billion. Underwriting results attributable to the Global Reinsurance division had a two point unfavorable impact on the Markel Insurance segment combined ratio in 2025 and a one point unfavorable impact in 2024 and 2023.

Premiums

2025 compared to 2024

The increase in underwriting gross premium volume in our Markel Insurance segment in 2025 was driven by significant growth within our personal lines and international professional liability product lines, as well as growth within our programs, marine and energy, and general liability product lines. These increases were partially offset by the impact of lower premium volume in our U.S. professional liability product lines, as a result of exiting our risk-managed directors and officers product line from our U.S. and Europe-based platforms. We concluded that the rates on the business written from these platforms were inadequate to meet our profitability targets, therefore, we stopped writing this product from our European platform in late 2024 and our U.S. platform in early 2025. We continue to write select risk-managed directors and officers accounts from our Bermuda-based platform.

10K - 40

The increase in fronting gross premium volume in 2025 was driven by growth of our property catastrophe programs with Nephila.

Net retention of underwriting gross premium volume was 79% in 2025 compared to 78% in 2024. Within our underwriting operations, we purchase reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

The increase in earned premiums in 2025 was primarily due to the impact of the changes in underwriting gross premium volume in recent periods.

2024 compared to 2023

The increase in underwriting gross premium volume in our Markel Insurance segment in 2024 was driven by new business growth and more favorable rates within our personal lines, marine and energy, programs, and credit and surety product lines, partially offset by lower premium volume within select lines of our U.S. general liability and professional liability product lines. Gross premium volume within our U.S. general liability and professional liability product lines decreased $276.6 million in 2024 compared to 2023, which reflects decreased writings within our brokerage contractors, brokerage excess and umbrella, and risk-managed excess casualty general liability products and our risk-managed professional liability products as part of targeted underwriting actions aimed at achieving greater profitability within these product lines.

The increase in fronting gross premium volume in 2024 was driven by growth of our property catastrophe and specialty programs with Nephila.

Net retention of underwriting gross premium volume was 78% in 2024 compared to 81% in 2023. The decrease was driven by higher cession rates on our professional liability product lines in 2024 compared to 2023, as well as changes in mix of business as we decreased writings on select lines of our U.S. general liability product lines, which have lower cession rates than most other products within the segment.

The increase in earned premiums in 2024 was primarily due to the impact of the changes in underwriting gross premium volume in recent periods.

Rate Discussion

In 2025, we achieved modest rate increases overall across our diversified product portfolio. We examine each of our product classes regularly by evaluating pricing and exposure, underwriting terms and conditions, deal structure, including limits and attachment points, and our expectations around loss cost trends, among other things. We target premium growth in product lines where we are confident in the levels of rate adequacy.

Product lines achieving the most notable rate increases include our U.S. general liability product lines, as well as certain personal lines and programs product lines. Despite multiple years of rate increases, we continue to be cautious in selecting which risks to pursue and how much limit to deploy within certain subclasses of our U.S. general liability portfolio as we rebalance our portfolio. However, the rate increases for these product lines have generally been in line with, or better than, our assumptions for loss cost trends. As a result of the rate increases and overall profitability being achieved in our personal lines and programs product lines, we are increasing our premium writings in these lines.

Product lines with notable rate decreases include our U.S. workers' compensation product line, international energy and professional liability product lines, and our global cyber portfolios. More recently, rates for our U.S. property product lines also have decreased as market conditions have softened due to a lower level of natural catastrophe events in 2025.

Services and Other Income

The increase in services and other income in 2025 was primarily due to higher fronting fees driven by growth of our property catastrophe programs with Nephila, as previously discussed. Services and other income in 2024 was consistent with 2023.

10K - 41

Combined Ratio

Natural Catastrophes

The following table summarizes the impact of losses attributed to natural catastrophes on the Markel Insurance segment combined ratio. Losses from natural catastrophes in 2025 were attributed to the series of wildfires that occurred in southern California in January 2025. Losses from natural catastrophes in 2024 were attributed to Hurricane Helene and Hurricane Milton. Losses from natural catastrophes in 2023 were attributed to the Hawaiian wildfires and Hurricane Idalia.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Gross losses and loss adjustment expenses	$129,516	$131,002	$49,408
Ceded losses and loss adjustment expenses	(67,620)	(60,353)	(9,336)
Net losses and loss adjustment expenses	$61,896	$70,649	$40,072
Impact on combined ratio	0.7%	0.9%	0.5%

Intellectual Property Collateral Protection Insurance

The following table summarizes the impact of intellectual property collateral protection insurance (IP CPI) losses on the Markel Insurance segment combined ratio.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Net losses and loss adjustment expenses	$64,259	$168,534	$97,572
Impact on combined ratio	0.8%	2.1%	1.2%

In 2023, we began to observe higher than expected levels of defaults on loans collateralized by intellectual property, for which we provided coverage to lenders through our IP CPI product line. We discontinued writing this product at the beginning of 2024. However, we continued to recognize losses in 2024 and 2025 as additional claim events occurred, which result from both a default on the loan and impairment of the underlying intellectual property. We believe any losses on our discontinued IP CPI product line in 2026 will not be material to the Markel Insurance segment.

2025 compared to 2024

Excluding losses attributed to natural catastrophes, the decrease in the Markel Insurance segment combined ratio in 2025 compared to 2024 was primarily attributable to a lower attritional loss ratio, which was driven by lower losses on our discontinued IP CPI product line. Additionally, the attritional loss ratio in 2025 was unfavorably impacted by large losses within our credit and surety product line and higher attritional loss ratios on our personal umbrella product line. These unfavorable impacts on our attritional loss ratio were largely offset by a favorable impact from changes in mix of business, as our growing lines of business generally have lower attritional loss ratios than the lines of business for which we have reduced our premium writings.

The 2025 combined ratio included $484.0 million of favorable development on prior accident years loss reserves compared to $454.9 million in 2024. The increase in favorable development was primarily attributable to more favorable development on our marine and energy product lines in 2025 compared to 2024, partially offset by less favorable development on our professional liability and general liability product lines in 2025 compared to 2024.

In 2025, favorable development was most significant within our marine and energy, general liability, workers' compensation, property, programs, and credit and surety insurance product lines. Favorable development in 2025 was net of $128.8 million, or two points, of adverse development on our run-off risk-managed directors and officers product lines.

In 2024, favorable development was most significant within our international professional liability product lines, as well as our property, general liability, marine and energy, programs, and credit and surety insurance product lines. Favorable development in 2024 was net of $176.9 million, or two points, of adverse development on our risk-managed directors and officers product lines that are now in run-off.

10K - 42

See note 11 of the notes to consolidated financial statements included under Item 8 for more information on the Markel Insurance segment's prior year loss reserve development.

The increase in the expense ratio in 2025 compared to 2024 was primarily attributable to higher personnel costs, including increased severance costs related to recent organizational changes, higher professional fees, and changes in mix of business. Many of the product lines and markets in which we are growing within our International division carry higher expense ratios and lower loss ratios than the rest of the segment. The expense ratio also reflects costs associated with our growth and expansion efforts in these targeted markets.

2024 compared to 2023

Excluding losses attributed to natural catastrophes, the decrease in the Markel Insurance segment combined ratio in 2024 compared to 2023 was primarily attributable to more favorable development on prior accident years loss reserves, partially offset by a higher expense ratio.

Excluding losses attributed to natural catastrophes, the modest increase in the current accident year loss ratio in 2024 compared to 2023 was primarily attributable higher attritional loss ratios across our U.S. product lines, driven largely by our professional liability and general liability product lines, largely offset by lower attritional loss ratios within our international product lines. In 2024, we increased our attritional loss ratios on certain product classes within our U.S. professional liability and general liability product lines in response to unfavorable loss development trends in recent years and to include an increase in the level of caution on our U.S. professional liability and general liability product lines.

The 2024 combined ratio included $454.9 million of favorable development on prior accident years loss reserves compared to $36.7 million in 2023. The increase in favorable development was primarily attributable to favorable development on our general liability product lines in 2024 compared to significant adverse development in 2023.

In 2024, favorable development was most significant within our international professional liability product lines, as well as our property, general liability, marine and energy, programs, and credit and surety insurance product lines. Favorable development in 2024 was net of $176.9 million, or two points, of adverse development on our risk-managed directors and officers product lines that are now in run-off.

In 2023, favorable development was most significant on our international professional liability product lines, as well as our property, marine and energy, personal lines, and workers' compensation insurance product lines. Favorable development in 2023 was net of $326.8 million, or four points, of adverse development across our U.S. general liability and professional liability insurance product lines, as well as notable adverse development on our general liability and public entity reinsurance product lines.

See note 11 of the notes to consolidated financial statements included under Item 8 for more information on the Markel Insurance segment's prior year loss reserve development.

The increase in the expense ratio in 2024 compared to 2023 was primarily attributable to higher personnel costs, including profit sharing expenses and investments in underwriting talent within our international operations, as well as other general and administrative expenses, including investments in technology across our global operations to drive future growth and operational efficiencies. The increase was also partially attributable to general cost inflation trends outpacing premium growth, as a result of the underwriting actions taken on our U.S. general liability and professional liability product lines, as previously discussed.

10K - 43

Markel Insurance - Divisional Results

The following tables present the divisional results of the Markel Insurance segment's underwriting and other insurance-related activities.

	Year Ended December 31, 2025
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$3,060,929	$3,708,179	$2,834,504	$1,046,111	$(6,020)	$10,643,703
Gross premium volume - fronting	—	1,854,944	—	—	—	1,854,944
Gross premium volume	$3,060,929	$5,563,123	$2,834,504	$1,046,111	$(6,020)	$12,498,647
Net written premiums	$2,523,178	$2,475,396	$2,459,485	$943,686	$(2,010)	$8,399,735

Earned premiums	$2,623,318	$2,378,265	$2,317,475	$1,070,031	$12,234	$8,401,323
Losses and loss adjustment expenses:
Current accident year - attritional	(1,742,412)	(1,557,973)	(1,165,087)	(798,556)	(67,155)	(5,331,183)
Current accident year - catastrophe	(19,036)	(11,781)	(29,630)	(1,449)	—	(61,896)
Prior accident years	130,081	155,904	229,012	(18,635)	(12,362)	484,000
Underwriting, acquisition, and insurance expenses	(882,271)	(875,021)	(957,763)	(314,511)	(7,007)	(3,036,573)
Underwriting profit (loss)	$109,680	$89,394	$394,007	$(63,120)	$(74,290)	$455,671

Services and other revenues	$—	$50,261	$17,214	$6,807	$823	$75,105
Services and other expenses	—	(11,304)	(13,549)	—	(3,319)	(28,172)
Services and other income (loss)	$—	$38,957	$3,665	$6,807	$(2,496)	$46,933

Current accident year loss ratio	67.1%	66.0%	51.6%	74.8%		64.2%
Prior accident years loss ratio	(5.0)%	(6.6)%	(9.9)%	1.7%		(5.8)%
Loss ratio	62.2%	59.4%	41.7%	76.5%		58.4%
Expense ratio	33.6%	36.8%	41.3%	29.4%		36.1%
Combined ratio	95.8%	96.2%	83.0%	105.9%		94.6%

	Year Ended December 31, 2024
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$3,200,616	$3,440,216	$2,482,038	$1,166,247	$(29,255)	$10,259,862
Gross premium volume - fronting	—	1,306,022	—	—	—	1,306,022
Gross premium volume	$3,200,616	$4,746,238	$2,482,038	$1,166,247	$(29,255)	$11,565,884
Net written premiums	$2,561,336	$2,280,620	$2,114,780	$1,055,569	$(7,517)	$8,004,788

Earned premiums	$2,783,439	$2,195,619	$2,060,926	$1,067,468	$23,260	$8,130,712
Losses and loss adjustment expenses:
Current accident year - attritional	(1,887,518)	(1,371,624)	(1,088,544)	(778,503)	(135,816)	(5,262,005)
Current accident year - catastrophe	(37,309)	(19,670)	(10,190)	(3,480)	—	(70,649)
Prior accident years	(11,390)	144,836	367,278	(554)	(45,238)	454,932
Underwriting, acquisition, and insurance expenses	(925,798)	(773,920)	(860,746)	(313,378)	(12,172)	(2,886,014)
Underwriting profit (loss)	$(78,576)	$175,241	$468,724	$(28,447)	$(169,966)	$366,976

Services and other revenues	$—	$33,760	$10,531	$—	$(715)	$43,576
Services and other expenses	—	(6,199)	(10,581)	—	(18,439)	(35,219)
Services and other income (loss)	$—	$27,561	$(50)	$—	$(19,154)	$8,357

Current accident year loss ratio	69.2%	63.4%	53.3%	73.3%		65.6%
Prior accident years loss ratio	0.4%	(6.6)%	(17.8)%	0.1%		(5.6)%
Loss ratio	69.6%	56.8%	35.5%	73.3%		60.0%
Expense ratio	33.3%	35.2%	41.8%	29.4%		35.5%
Combined ratio	102.8%	92.0%	77.3%	102.7%		95.5%

10K - 44

	Year Ended December 31, 2023
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$3,417,428	$3,050,557	$2,340,254	$1,082,251	$91,353	$9,981,843
Gross premium volume - fronting	—	840,868	—	—	—	840,868
Gross premium volume	$3,417,428	$3,891,425	$2,340,254	$1,082,251	$91,353	$10,822,711
Net written premiums	$2,957,943	$2,142,644	$1,963,526	$1,004,701	$34,145	$8,102,959

Earned premiums	$2,950,270	$2,100,141	$1,890,004	$1,042,835	$28,251	$8,011,501
Losses and loss adjustment expenses:
Current accident year - attritional	(1,904,802)	(1,310,380)	(1,164,823)	(695,988)	(86,887)	(5,162,880)
Current accident year - catastrophe	(29,171)	(9,293)	(1,108)	(500)	—	(40,072)
Prior accident years	(271,073)	136,291	272,486	(73,076)	(27,958)	36,670
Underwriting, acquisition, and insurance expenses	(958,187)	(741,107)	(741,549)	(310,348)	(1,242)	(2,752,433)
Underwriting profit (loss)	$(212,963)	$175,652	$255,010	$(37,077)	$(87,836)	$92,786

Services and other revenues	$—	$21,197	$8,749	$—	$359	$30,305
Services and other expenses	—	(18)	(9,569)	—	(12,072)	(21,659)
Services and other income (loss)	$—	$21,179	$(820)	$—	$(11,713)	$8,646

Current accident year loss ratio	65.6%	62.8%	61.7%	66.8%		64.9%
Prior accident years loss ratio	9.2%	(6.5)%	(14.4)%	7.0%		(0.5)%
Loss ratio	74.7%	56.3%	47.3%	73.8%		64.5%
Expense ratio	32.5%	35.3%	39.2%	29.8%		34.4%
Combined ratio	107.2%	91.6%	86.5%	103.6%		98.8%
U.S. Wholesale and Specialty

In 2025, the 4% decrease in gross premium volume and 6% decrease in earned premiums within the U.S. Wholesale and Specialty division were primarily due to the impact of exiting our risk-managed directors and officers product line in this division, partially offset by the impact of new business and more favorable rates within our general liability product lines. The U.S. Wholesale and Specialty division's combined ratio in 2025 decreased seven points, primarily due to favorable development on prior accident year loss reserves in 2025. Favorable development in 2025 was net of $108.3 million, or four points on the U.S. Wholesale and Specialty combined ratio, of adverse development on our run-off risk-managed directors and officers product line. In 2024, we experienced $139.6 million, or five points on the U.S. Wholesale and Specialty combined ratio, of adverse development on our risk-managed directors and officers product line that is now in run-off.

In 2024, the 6% decreases in gross premium volume and earned premiums within the U.S. Wholesale and Specialty division were primarily due to targeted underwriting actions, resulting in decreased writings within our brokerage contractors, brokerage excess and umbrella, and risk-managed excess casualty general liability products. The U.S. Wholesale and Specialty division's combined ratio in 2024 decreased four points, primarily due to minimal development on prior accident year loss reserves in 2024 compared to adverse development in 2023, partially offset by a higher current accident year loss ratio. Adverse development in 2023 was driven by $331.9 million, or 11 points on the U.S. Wholesale and Specialty combined ratio, of adverse development across the division's general liability and professional liability product lines.

10K - 45

Programs and Solutions

In 2025, the 8% increases in underwriting gross premium volume and earned premiums within the Programs and Solutions division were driven by more favorable rates and new business within our personal lines and programs product lines, partially offset by the impact of exiting our European risk-managed directors and officers product line. The significant growth in fronting gross premium volume was driven by expansion of our property catastrophe programs with Nephila. The Programs and Solutions division's combined ratio in 2025 increased four points due to the impact of a higher attritional loss ratio and higher expense ratio. The attritional loss ratio in 2025 was impacted by large losses within our credit and surety product line and increased attritional loss ratios on our personal umbrella product line.

In 2024, the 13% increase in gross premium volume and 5% increase in earned premiums within the Programs and Solutions division were primarily due to new business growth and more favorable rates within our personal lines and programs product lines. The significant growth in fronting gross premium volume was driven by expansion of our property catastrophe and specialty programs with Nephila.

International

In 2025, the 14% increase in gross premium volume and 12% increase in earned premiums within the International division were driven by increases on our professional liability and general liability product lines. The International division's combined ratio in 2025 increased six points primarily due to less favorable development on prior accident years loss reserves.

In 2024, the 6% increase in gross premium volume and 9% increase in earned premiums within the International division were primarily due to growth within our marine and energy and general liability product lines. The International division's combined ratio in 2024 decreased nine points due to a lower current accident year loss ratio and more favorable development on prior accident years loss reserves.

Global Reinsurance

In 2025, the 10% decrease in gross premium volume within the Global Reinsurance division was primarily due to non-renewals on exited lines and renewal decreases within our professional liability and general liability product lines. The Global Reinsurance division's combined ratio in 2025 increased three points due to a higher loss ratio. Adverse development in 2025 was driven by increases in prior accident years loss reserves within our general liability product lines, due to greater severity than originally expected across older accident years and increases to more recent accident years to incorporate our loss experience on the older accident years. We also increased the level of caution in our current accident year loss ratios on these general liability product lines based on the loss experience on these older accident years.

In 2024, the 8% increase in gross premium volume and 2% increase in earned premiums within the Global Reinsurance division were primarily due increases on renewals and new business within our professional liability and marine and energy product lines. The Global Reinsurance division's combined ratio in 2024 decreased one point due to less adverse development on prior accident years loss reserves, largely offset by a higher current accident year loss ratio.

10K - 46

Balance Sheet

The following table presents the financial position of Markel Insurance.

	December 31,
	2025	2024
	(dollars in thousands)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale	$17,184,810	$15,384,895
Equity securities	10,859,200	9,713,411
Short-term investments, available-for-sale	757,540	840,248
Total Investments	28,801,550	25,938,554
Cash and cash equivalents	2,139,223	2,222,738
Restricted cash and cash equivalents	387,597	345,995
Receivables	1,854,029	1,791,175
Loans receivable from other Markel Group subsidiaries	728,000	788,000
Reinsurance recoverables	6,005,698	5,653,290
Deferred policy acquisition costs	908,499	874,762
Prepaid reinsurance premiums	1,416,783	1,291,847
Goodwill	1,025,407	993,777
Intangible assets	219,122	249,115
Other assets	828,693	454,571
Total Assets	$44,314,601	$40,603,824
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$22,446,018	$20,801,334
Unearned premiums	5,545,832	5,362,364
Life and annuity benefits	581,635	583,273
Payables to insurance and reinsurance companies	526,114	555,100
Other liabilities	2,291,893	1,785,473
Total Liabilities	31,391,492	29,087,544
Shareholders' equity	12,923,551	11,516,724
Noncontrolling interests	(442)	(444)
Total Equity	12,923,109	11,516,280
Total Liabilities and Equity	$44,314,601	$40,603,824

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

	Year Ended December 31,			2025 vs 2024 % Change	2024 vs 2023 % Change
(dollars in thousands)	2025	2024	2023
Operating revenues	$3,928,249	$3,779,616	$3,728,641	4%	1%
Adjusted operating income	$343,183	$365,034	$378,331	(6)%	(4)%

10K - 47

2025 compared to 2024

The increase in operating revenues in 2025 reflected organic growth and a full-year contribution from our June 2024 Valor Environmental (Valor) acquisition. The Industrial segment results in 2024 included five months of results from Valor.

Organic revenue growth of our Industrial segment was 2% in 2025. Organic revenue growth is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.

Organic revenue growth was primarily attributable to increased demand for our equipment leasing services within the wind energy market, as well as a combination of higher prices and sales volume for our services and products in the commercial and residential construction markets. These increases were partially offset by lower sales volume of our products within the transportation industry due to a down cycle in demand for the industry.

The decrease in adjusted operating income in 2025 was primarily attributable to lower margins, due to higher materials and labor costs, and lower revenues within our industrial products businesses, partially offset by the impact of higher revenues within our industrial services businesses.

2024 compared to 2023

The increase in operating revenues in 2024 reflected the contribution of our June 2024 Valor acquisition. Organic revenue growth of our Industrial segment was flat in 2024. Higher sales volume at many of our businesses in 2024 was offset by lower sales volume of our products within the transportation industry due to the start of a down cycle in demand for the industry. The decrease in adjusted operating income in 2024 was primarily attributable to lower margins, due to higher materials and labor costs.

Financial

We measure the operating performance of our Financial segment by its operating revenues and adjusted operating income. Adjusted operating income represents operating income before amortization of acquired intangible assets. The following table summarizes the operating performance of our Financial segment.

	Year Ended December 31,			2025 vs 2024 % Change	2024 vs 2023 % Change
(dollars in thousands)	2025	2024	2023
Operating revenues	$736,964	$593,313	$553,133	24%	7%
Adjusted operating income (1)	$326,572	$262,082	$260,235	25%	1%
(1)    Adjusted operating income for the years ended December 31, 2025, 2024, and 2023 included $2.9 million, $58.1 million, and $71.5 million, respectively, from Markel CATCo Re Ltd. (MCRe), all of which was attributable to noncontrolling interests.

2025 compared to 2024

The increase in operating revenues in 2025 reflected strong organic growth, as well as the impact of $41.4 million of income related to our minority investment in Velocity Holdco LLC (Velocity) resulting from the sales of its managing general agent operations and insurance carrier in 2025.

Organic revenue growth of our Financial segment was 17% in 2025. Organic revenue growth was primarily attributable to the impact of performance fees earned in 2025 and a higher effective management fee rate for our insurance-linked securities investment management services, as well as higher premium volume within our program services and lender services offerings.

The increase in adjusted operating income in 2025 was driven by the impact of higher revenues, including the income related to our minority investment in Velocity, as previously discussed. These increases were partially offset by the impact in 2024 of $58.1 million of favorable loss development on the run-off of reinsurance contracts written by MCRe, all of which was attributable to noncontrolling interests.

10K - 48

2024 compared to 2023

The increase in operating revenues in 2024 reflected 8% organic growth. Revenue growth and organic revenue growth in 2024 were primarily attributable to the impact of higher premium volume within our program services and lender services offerings, as well as increased net investment income driven by a higher yield and higher average holdings of short-term investments.

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

	Year Ended December 31,			2025 vs 2024 % Change	2024 vs 2023 % Change
(dollars in thousands)	2025	2024	2023
Operating revenues	$1,382,912	$1,327,333	$1,247,071	4%	6%
Adjusted operating income	$174,636	$145,372	$136,465	20%	7%

2025 compared to 2024

The increase in operating revenues in 2025 reflected the contribution from our acquisition of Education Partners International (EPI). Organic revenue growth of our Consumer and Other segment was 1% in 2025, primarily attributable to increased sales of ornamental plants driven by higher demand and prices. The increase in adjusted operating income was driven by the contribution from EPI.

2024 compared to 2023

The increase in operating revenues in 2024 reflected the contribution from an acquisition made by one of our businesses in the first quarter of 2024. Organic revenue growth of our Consumer and Other segment was 2% in 2024. Organic revenue growth was primarily attributable to higher home sales volume, partially offset by a modest decrease in demand for certain of our consumer products and our consulting services. The increase in adjusted operating income in 2024 was driven by the impact of higher revenues, as well as higher margins on sales of ornamental plants.

Corporate

The following table summarizes the results of our corporate operations, as well as a reconciliation to total corporate and eliminations as presented in the summary table of our consolidated results of operations. Our corporate operations include activities at our holding company, Markel Group Inc., and investments and loans to and from our operating businesses, which are held by other corporate subsidiaries. For further details of investment performance at our corporate operations, see "Consolidated Investment Results."

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Net investment income	$108,672	$130,931	$107,889
Other revenues	52,020	46,591	(1,050)
Operating revenues	160,692	177,522	106,839
Operating expenses (1)	(31,897)	—	—
Corporate adjusted operating income	$128,795	$177,522	$106,839
Markel Group consolidating eliminations	(48,475)	(47,683)	(43,657)
Corporate and eliminations adjusted operating income	$80,320	$129,839	$63,182
(1)    Prior to the third quarter of 2025, corporate expenses were fully allocated to our segments.

10K - 49

Consolidated Investment Results

We measure our investment performance by analyzing net investment income, which reflects the recurring interest and dividend earnings on our investment portfolio. See note 4(d) of the notes to consolidated financial statements included under Item 8 for details regarding the components of net investment income.

We also analyze net investment gains, which are primarily comprised of unrealized gains and losses on our equity portfolio. Net investment gains or losses in any given period are typically attributable to changes in the fair value of our equity portfolio due to market value movements. Based on the potential for volatility in the financial markets, we understand that the level of gains or losses may vary from one period to the next, and therefore believe that our investment performance is best analyzed over longer periods of time. As of December 31, 2025, the fair value of our equity portfolio included cumulative unrealized gains of $8.9 billion.

The following table summarizes our consolidated investment performance. Investing results are attributed to our businesses based on the subsidiary that holds the investments.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Net investment income	$970,427	$920,496	$734,532

Yield on fixed maturity securities (1)	3.5%	3.2%	2.8%
Yield on short-term investments (1)	3.7%	4.8%	4.5%
Yield on cash and cash equivalents and restricted cash and cash equivalents (1)	3.3%	3.7%	2.8%

Net realized investment gains (losses)	$(4,076)	$4,423	$(42,177)
Change in fair value of equity securities	1,080,157	1,802,796	1,566,231
Net investment gains	$1,076,081	$1,807,219	$1,524,054

Return on equity securities (2)
One-year annual return	10.5%	20.1%	21.6%
Five-year annual return	11.9%	12.8%	14.6%
Ten-year annual return	13.5%	12.1%	11.9%
Twenty-year annual return	11.0%	10.5%	10.2%
(1)    Yield reflects the applicable interest income as a percentage of the applicable monthly average invested assets at amortized cost.
(2)    Return on equity securities is calculated by dividing dividends and the change in fair value of equity securities by the monthly average equity securities at fair value and considers the timing of net purchases and sales.

2025 compared to 2024

The 5% increase in net investment income in 2025 was primarily driven by higher interest income on fixed maturity securities due to a higher yield and higher average holdings. These increases were partially offset by lower interest income on our short-term investments due to lower average short-term investment holdings and lower short-term interest rates. Proceeds from our May 2024 senior debt offering, which had been held in short-term investments, were used to redeem our preferred shares in the second quarter of 2025 resulting in lower average holdings.

2024 compared to 2023

The 25% increase in net investment income in 2024 was primarily driven by higher interest income on fixed maturity securities due to a higher yield and higher average holdings, as well as higher yields on cash and short-term investments.

The following tables summarize the composition of our invested assets by segment. We hold investments across our operating businesses and at our holding company, with the majority of our investments held at our Markel Insurance business in support of its underwriting activities. Invested assets and the associated net investment income at our other reportable segments are primarily attributable to our Financial segment. Markel Insurance has also provided loans to a corporate subsidiary to fund certain non-insurance acquisitions. We evaluate these loan receivables similarly to invested assets held by Markel Insurance.

10K - 50

Additionally, one of our corporate subsidiaries may, from time to time, provide loans to our operating businesses to fund strategic growth investments and projects. These intercompany loans are presented in the tables below but are eliminated in consolidation.

	December 31, 2025
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Total
Fixed maturity securities	$17,184,810	$371,994	$241,182	$17,797,986
Equity securities	10,859,200	—	2,145,112	13,004,312
Short-term investments	757,540	229,261	1,046,861	2,033,662
Cash and cash equivalents, including restricted	2,526,820	975,829	1,100,653	4,603,302
Invested assets	$31,328,370	$1,577,084	$4,533,808	$37,439,262

Intercompany loans receivable	$728,000	$—	$269,176

	December 31, 2024
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Total
Fixed maturity securities	$15,384,895	$237,591	$123,053	$15,745,539
Equity securities	9,713,411	—	2,071,110	11,784,521
Short-term investments	840,248	273,832	1,410,830	2,524,910
Cash and cash equivalents, including restricted	2,568,733	613,222	1,010,293	4,192,248
Invested assets	$28,507,287	$1,124,645	$4,615,286	$34,247,218

Intercompany loans receivable	$788,000	$—	$301,772

The following tables summarize our investing results by segment. Intercompany interest relates to interest on intercompany loans.

	Year Ended December 31, 2025
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$590,307	$8,369	$5,843	$—	$604,519
Short-term investments	29,123	10,486	38,257	—	77,866
Cash and cash equivalents, including restricted	100,250	20,207	29,797	—	150,254
Intercompany loans receivable	28,895	—	19,580	(48,475)	—
Dividends on equity securities	138,773	—	17,396	—	156,169
Investment expenses	(15,817)	(363)	(2,201)	—	(18,381)
Net investment income	$871,531	$38,699	$108,672	$(48,475)	$970,427

Net investment gains	$976,740	$—	$99,341	$—	$1,076,081

	Year Ended December 31, 2024
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$498,196	$7,192	$4,656	$—	$510,044
Short-term investments	47,331	14,334	62,910	—	124,575
Cash and cash equivalents, including restricted	114,268	17,995	29,225	—	161,488
Intercompany loans receivable	27,711	—	19,972	(47,683)	—
Dividends on equity securities	125,322	—	17,045	—	142,367
Investment expenses	(14,921)	(180)	(2,877)	—	(17,978)
Net investment income	$797,907	$39,341	$130,931	$(47,683)	$920,496

Net investment gains	$1,447,686	$(150)	$359,683	$—	$1,807,219

10K - 51

	Year Ended December 31, 2023
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$369,706	$8,391	$4,925	$—	$383,022
Short-term investments	46,415	12,700	47,632	—	106,747
Cash and cash equivalents, including restricted	110,883	6,705	27,486	—	145,074
Intercompany loans receivable	26,536	—	17,121	(43,657)	—
Dividends on equity securities	103,430	—	13,481	—	116,911
Investment expenses	(14,294)	(172)	(2,756)	—	(17,222)
Net investment income	$642,676	$27,624	$107,889	$(43,657)	$734,532

Net investment gains (losses)	$1,249,362	$(457)	$275,149	$—	$1,524,054

Consolidated Underwriting Reconciliation

The following tables reconcile our Markel Insurance segment underwriting results to our consolidated underwriting results. State National's underwriting results are included in our Financial segment.

	Year Ended December 31, 2025
(dollars in thousands)	Markel Insurance	State National	Eliminations	Consolidated
Gross premium volume - underwriting	$10,643,703	$317,751	$—	$10,961,454
Gross premium volume - fronting	1,854,944	3,928,671	(221,632)	5,561,983
Gross premium volume	$12,498,647	$4,246,422	$(221,632)	$16,523,437

Earned premiums	$8,401,323	$314,344	$—	$8,715,667
Losses and loss adjustment expenses	(4,909,079)	(170,766)	—	(5,079,845)
Underwriting, acquisition, and insurance expenses	(3,036,573)	(96,590)	—	(3,133,163)
Underwriting profit	$455,671	$46,988	$—	$502,659

Combined ratio	94.6%	85.1%		94.2%

	Year Ended December 31, 2024
(dollars in thousands)	Markel Insurance	State National	Eliminations	Consolidated
Gross premium volume - underwriting	$10,259,862	$292,011	$—	$10,551,873
Gross premium volume - fronting	1,306,022	3,781,697	(144,961)	4,942,758
Gross premium volume	$11,565,884	$4,073,708	$(144,961)	$15,494,631

Earned premiums	$8,130,712	$301,700	$—	$8,432,412
Losses and loss adjustment expenses	(4,877,722)	(175,027)	—	(5,052,749)
Underwriting, acquisition, and insurance expenses	(2,886,014)	(91,375)	—	(2,977,389)
Underwriting profit	$366,976	$35,298	$—	$402,274

Combined ratio	95.5%	88.3%		95.2%

	Year Ended December 31, 2023
(dollars in thousands)	Markel Insurance	State National	Eliminations	Consolidated
Gross premium volume - underwriting	$9,981,843	$295,789	$—	$10,277,632
Gross premium volume - fronting	840,868	2,944,974	(61,237)	3,724,605
Gross premium volume	$10,822,711	$3,240,763	$(61,237)	$14,002,237

Earned premiums	$8,011,501	$283,978	$—	$8,295,479
Losses and loss adjustment expenses	(5,166,282)	(155,727)	—	(5,322,009)
Underwriting, acquisition, and insurance expenses	(2,752,433)	(88,301)	—	(2,840,734)
Underwriting profit	$92,786	$39,950	$—	$132,736

Combined ratio	98.8%	85.9%		98.4%
10K - 52

Other

The following table presents the components of consolidated net income that are not allocated to our operating segments.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Amortization of acquired intangible assets	$185,007	$181,472	$180,614
Interest expense	$205,910	$204,300	$185,077
Net foreign exchange (gains) losses	$256,234	$(129,438)	$90,045
Income tax expense	$580,303	$790,294	$552,616
Effective tax rate	21%	22%	21%

Interest Expense

The increase in interest expense in 2025 was primarily attributable to the issuance of our $600 million 6% unsecured senior notes in May 2024, partially offset by a decrease in interest expense on revolving lines of credit at certain of our operating businesses. The increase in interest expense in 2024 was primarily attributable to the issuance of our senior notes in May 2024. See note 14 of the notes to consolidated financial statements included under Item 8 for further details regarding our senior long-term debt.

Net Foreign Exchange Gains and Losses

Net foreign exchange gains and losses are primarily due to the remeasurement of our foreign currency denominated insurance loss reserves to the U.S. Dollar. The predominant foreign currencies of these loss reserves are the Euro and the British Pound. The U.S. Dollar weakened against the Euro and British Pound in 2025 and 2023, while it strengthened against these currencies during 2024.

Our exposure to foreign currency exchange rates is largely hedged through our available-for-sale investment portfolio, where we hold securities that generally match the currencies of our loss reserves. We also purchase foreign currency forward contracts to further manage unmatched foreign currency exposures. Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized losses on available-for-sale investments in other comprehensive income (loss), were gains of $204.6 million in 2025, losses of $93.2 million in 2024, and gains of $74.0 million in 2023.

See "Foreign Currency Exchange Rate Risk" under Item 7A Quantitative and Qualitative Disclosures About Market Risk for additional information about how we manage foreign currency exchange rate risk.

Income Taxes

See note 15 of the notes to consolidated financial statements included under Item 8 for further details on our income taxes.

On July 4, 2025, the U.S. enacted legislation known as the One Big Beautiful Bill Act of 2025 (the OBBB Act) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBB Act makes changes to certain U.S. corporate tax provisions, most of which are not effective until 2026. The OBBB Act did not have a material impact on our results of operations, financial condition, or cash flows.

10K - 53

Other Comprehensive Income (Loss) to Shareholders

The following table summarizes the components of other comprehensive income (loss) to shareholders.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Change in net unrealized losses on available-for-sale investments, net of taxes	$490,350	$(130,295)	$306,903
Other, net of taxes	17,237	(8,459)	(17,565)
Other comprehensive (income) loss attributable to noncontrolling interests	35	(118)	(54)
Other comprehensive income (loss) to shareholders	$507,622	$(138,872)	$289,284

The change in net unrealized losses on available-for-sale investments in any given period is attributable to changes in the fair value of our fixed maturity portfolio due to changes in interest rates during the period, and, to a lesser extent, changes in foreign currency exchange rates, as previously discussed. See note 20 of the notes to consolidated financial statements included under Item 8 for further details on the components of other comprehensive income.

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the benefit and protection of our policyholders, creditors, and shareholders. Our consolidated debt to capital ratio was 19% and 20% at December 31, 2025 and 2024, respectively, both of which are within the range of our target capital structure.

Holding Company

Our holding company, Markel Group Inc, had $4.4 billion and $4.3 billion of invested assets at December 31, 2025 and December 31, 2024, respectively. See Schedule II included under Item 8 for condensed financial information of our holding company.

Capital Allocation

After satisfying our interest and principal obligations on our senior long-term debt and any other corporate obligations, capital at Markel Group is available to, among other things, allocate to our existing businesses, complete acquisitions, invest in public equity securities, or repurchase shares of our common stock.

We have a share repurchase program, authorized by our Board of Directors, that provides for the repurchase of up to $2 billion of common stock. As of December 31, 2025, $1.5 billion remained available for repurchases under the program. The program has no expiration date but may be terminated by the Board of Directors at any time.

We may seek to prepay, retire, or repurchase our outstanding senior notes, through open market purchases, privately negotiated transactions, or otherwise. Those prepayments, retirements, or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.

Capital Sources

We have access to various capital sources, including dividends from our subsidiaries, holding company invested assets, undrawn capacity under our revolving corporate credit facility, and access to the debt and equity capital markets. We believe we have, or have access to, adequate liquidity to meet our capital and operating needs, including that which may be required to support the operating needs of our subsidiaries. However, the availability of these sources of capital and the terms of future financings will depend on a variety of factors. See the "Liquidity and Access to Capital" risk factors under Item 1A Risk Factors for more discussion regarding our access to capital.

Dividends from our Subsidiaries

In 2025, our holding company received $794.2 million of dividends from its subsidiaries, including $634.7 million from Markel Insurance. In 2024, our holding company received $575.0 million of dividends from its subsidiaries, including $360.0 million from Markel Insurance.

10K - 54

Our holding company has historically relied on dividends from its insurance subsidiaries as an important source of capital to meet its obligations. Under the insurance laws of the various states in which our domestic insurance subsidiaries are incorporated, an insurer is restricted in the amount of dividends it may pay without prior approval of regulatory authorities. There are also regulatory restrictions on the amount of dividends that certain of our foreign insurance subsidiaries may pay based on applicable laws in their respective jurisdictions. At December 31, 2025, our domestic insurance subsidiaries and Markel Bermuda Limited could pay ordinary dividends of $1.4 billion during the following twelve months under these laws.

Corporate Credit Facility

We maintain a corporate revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments, and stock repurchases, as well as other working capital and general corporate purposes. At our discretion, up to $200 million of the total capacity may be used for letters of credit. We may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. Markel Group guarantees the obligations under the facility of the insurance subsidiaries that are also parties to the credit agreement. This facility expires in June 2028. As of December 31, 2025 and 2024, there were no borrowings outstanding under this revolving credit facility.

We were in compliance with all covenants contained in our corporate revolving credit facility at December 31, 2025. To the extent that we are not in compliance with our covenants, access to the revolving credit facility could be restricted. While we believe this to be unlikely, the inability to access the revolving credit facility could adversely affect our liquidity. See note 14 of the notes to consolidated financial statements included under Item 8 for further discussion of our corporate revolving credit facility.

Cash Flows and Invested Assets

Invested Assets

Invested assets were $37.4 billion at December 31, 2025 compared to $34.2 billion at December 31, 2024, reflecting an increase of 9% in 2025. For further details on the composition of our invested assets, see "Consolidated Investment Results." The increase was primarily attributable to net cash provided by operating activities and an increase in the fair value of our investment portfolio.

Operating Cash Flows

Net cash provided by operating activities was $2.8 billion in 2025 compared to $2.6 billion in 2024, reflecting growth within our Financial segment and higher cash flows from investments, primarily within our Markel Insurance segment.

Net cash provided by operating activities was $2.6 billion in 2024 compared to $2.8 billion in 2023. The decrease was primarily due to lower cash flows from our Industrial and Consumer and Other segments. Within our Markel Insurance segment, higher net claims payments were largely offset by higher net premium collections and higher cash flows from investments.

Investing Cash Flows

Net cash used by investing activities was $1.2 billion in 2025 and included net purchases of fixed maturity securities and equity securities of $1.4 billion and $142.9 million, respectively, and net sales of short-term investments of $578.0 million.

Net cash used by investing activities was $2.4 billion in 2024 and included net purchases of fixed maturity securities and equity securities of $1.5 billion and $394.8 million, respectively, and net sales of short-term investments of $152.0 million, as well as investments in Valor and EPI.

Net cash used by investing activities was $2.7 billion in 2023 and included net purchases of fixed maturity securities and equity securities of $2.2 billion and $339.7 million, respectively, and net sales of short-term investments of $202.9 million.

Cash flow from investing activities is affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities, and individual buy and sell decisions made in the normal course of our investment portfolio management.

10K - 55

Financing Cash Flows

Net cash used by financing activities was $1.2 billion, $297.9 million, and $999.7 million in 2025, 2024, and 2023, respectively. Cash of $429.5 million, $572.7 million, and $445.5 million was used to repurchase shares of our common stock during 2025, 2024, and 2023, respectively. In 2024, we received net proceeds of $592.6 million from the issuance of senior notes in May 2024. In 2025, these proceeds were used to redeem in full our outstanding preferred shares for $600.0 million. In 2023, we used $250.0 million to retire our senior notes due March 30, 2023. Financing activities in 2025, 2024, and 2023 also reflected borrowings and repayments at certain of our operating businesses, primarily on revolving lines of credit.

Cash Obligations

As of December 31, 2025, our primary contractual cash obligations were unpaid losses and loss adjustment expenses, senior long-term debt and other debt and related interest payments, life and annuity benefits, lease liabilities, and purchase obligations. These cash obligations, as presented in the following table, represent our estimate of total future cash payments and may differ from the corresponding liabilities on our consolidated balance sheet due to present value discounts and other adjustments required for presentation in accordance with U.S. GAAP. The following table summarizes our estimated contractual cash obligations at December 31, 2025 and the estimated amount expected to be paid in 2026.

(dollars in thousands)	Total cash obligations as of December 31, 2025	Cash obligations due in less than 1 year
Unpaid losses and loss adjustment expenses (1)	$31,048,930	$6,759,079
Senior long-term debt and other debt (2)	$4,353,718	$54,388
Interest payments on senior long-term debt and other debt (3)	$3,944,617	$199,624
Lease liabilities (4)	$872,123	$140,415
Life and annuity benefits (5)	$800,717	$68,264
Purchase obligations (6)	$413,685	$190,894
(1)    The actual cash payments for settled claims will vary, possibly significantly, from these estimates. As of December 31, 2025, the average duration of our reserves for unpaid losses and loss adjustment expenses was 4.1 years. See note 11 of the notes to consolidated financial statements included under Item 8 for further details on our loss reserve estimates.
(2)    See note 14 of the notes to consolidated financial statements included under Item 8 for further details on the scheduled maturity of principal payments on our senior long-term debt and other debt.
(3)    Interest expense is accrued in the period incurred and therefore, only a portion of the future interest payments presented in this table represents a liability on our consolidated balance sheet as of December 31, 2025.
(4)    See note 9 of the notes to consolidated financial statements included under Item 8 for further details on our operating lease obligations and the expected timing of future payments.
(5)    There is inherent uncertainty in the process of estimating the timing of payments for life and annuity benefits and actual cash payments for settled contracts could vary significantly from these estimates. We expect $536.2 million of our cash obligation for life and annuity benefits to be paid beyond five years. See note 1 and note 13 of the notes to consolidated financial statements included under Item 8 for further details on our estimates for life and annuity benefit reserves.
(6)    Purchase obligations are primarily related to open purchase order commitments with subcontractors and suppliers.

Our redeemable noncontrolling interests represent a potential contractual cash obligation if put options are exercised by the other equity interest holders. Of the total redeemable noncontrolling interests of $506.1 million at December 31, 2025, $122.1 million is available for redemption in 2026 at the option of the equity holders, with the remainder becoming redeemable between 2027 and 2033. We may also exercise our call options to purchase redeemable noncontrolling interests, at our discretion, as a capital allocation decision.

Restricted Assets and Capital

At December 31, 2025, we had $5.4 billion of invested assets held in trust or on deposit for the benefit of policyholders or ceding companies or to support underwriting activities. We have also pledged invested assets totaling $414.8 million as security for letters of credit that have been issued by various banks on our behalf. These invested assets and the related liabilities are included on our consolidated balance sheet. Additionally, our holding company has pledged equity securities with a fair value of $120.8 million at December 31, 2025 as collateral for a parental guarantee for an intercompany subsidiary loan. These equity securities are included on our consolidated balance sheet; however, the liability associated with the intercompany loan is eliminated in consolidation. See note 4(f) of the notes to consolidated financial statements included under Item 8 for further discussion of restrictions over our invested assets.
10K - 56

Our insurance subsidiaries require capital to support premium writings, and we remain committed to maintaining adequate capital and surplus at each of our insurance subsidiaries. The National Association of Insurance Commissioners (NAIC) developed a model law and risk-based capital formula designed to help regulators identify domestic property and casualty insurers that may be inadequately capitalized. Under the NAIC's requirements, a domestic insurer must maintain total capital and surplus above a calculated threshold or face varying levels of regulatory action. Capital adequacy of our foreign insurance subsidiaries is regulated by applicable laws of the United Kingdom, Bermuda, and Germany. At December 31, 2025, the capital and surplus of each of our insurance subsidiaries significantly exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements.

Non-GAAP Financial Measures

Markel Group utilizes certain non-GAAP measures that we believe enhance the understanding of our performance. These measures should not be viewed as a substitute for measures determined in accordance with U.S. GAAP.

Consolidated Adjusted Operating Income and Adjusted Operating Income Per Share

Consolidated adjusted operating income and adjusted operating income per share, both of which exclude net investment gains and losses, amortization of acquired intangible assets, and impairment of goodwill, are non-GAAP financial measures. We believe adjusted operating income is generally an accurate representation of the operating performance of our businesses in our periodic results.

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

The following table reconciles operating income to adjusted operating income on both a consolidated and per share basis.

	Year Ended December 31,
(dollars in thousands, except per share data)	2025	2024	2023	2022	2021
Operating income (loss)	$3,194,852	$3,712,562	$2,928,828	$(93,336)	$3,241,505
Add: Amortization of acquired intangible assets	185,007	181,472	180,614	178,778	160,539
Add: Impairment of goodwill	—	—	—	80,000	—
Less: Net investment gains (losses)	1,076,081	1,807,219	1,524,054	(1,595,733)	1,978,534
Adjusted operating income	$2,303,778	$2,086,815	$1,585,388	$1,761,175	$1,423,510

Operating income (loss) per share	$253	$290	$223	$(7)	$238
Add: Amortization of acquired intangible assets per share	15	14	14	13	12
Add: Impairment of goodwill per share	—	—	—	6	—
Less: Net investment gains (losses) per share	85	141	116	(119)	145
Adjusted operating income per share (1)	$182	$163	$121	$131	$104
(1)    Amounts may not reconcile due to rounding.

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

10K - 57

When analyzing our loss ratio, we typically evaluate losses and loss adjustment expenses attributable to the current accident year separately from losses and loss adjustment expenses attributable to prior accident years. Prior accident year reserve development, which can either be favorable or unfavorable, represents changes in our estimates of losses and loss adjustment expenses related to loss events that occurred in prior years. We believe a discussion of the current accident year loss ratio that excludes prior accident year reserve development is helpful in most cases since it provides more insight into estimates of current underwriting performance and excludes changes in estimates related to prior year loss reserves.

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

The components of Markel Insurance's combined ratios, including these non-GAAP measures, are included in "Markel Insurance."

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

	Year Ended December 31,
	2025	2024	2023	2022	2021
Industrial segment:
Revenue growth	3.9%	1.4%	9.7%	42.9%	51.5%
Impact of inorganic activity	(1.4)%	(1.3)%	(2.0)%	(25.2)%	(30.4)%
Organic revenue growth	2.5%	0.1%	7.7%	17.7%	21.1%

Financial segment:
Revenue growth	24.2%	7.3%	(23.0)%	45.2%	3.5%
Impact of inorganic activity	(7.0)%	0.5%	43.6%	(25.8)%	—%
Organic revenue growth	17.2%	7.8%	20.6%	19.4%	3.5%

Consumer and Other segment:
Revenue growth	4.2%	6.4%	(7.5)%	7.9%	2.6%
Impact of inorganic activity	(3.2)%	(4.6)%	—%	0.6%	6.2%
Organic revenue growth	1.0%	1.8%	(7.5)%	8.5%	8.8%

10K - 58

Critical Accounting Estimates

Critical accounting estimates are those estimates that both are important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. Our accounts with accounting policies that involve critical accounting estimates are unpaid losses and loss adjustment expenses and goodwill and intangible assets.

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

The following table summarizes case reserves and IBNR reserves. Our consolidated balance sheets do not include reserves for losses and loss adjustment expenses attributed to unconsolidated subsidiaries or affiliates that we manage through our Nephila insurance-linked securities operations.

	December 31,
(dollars in thousands)	2025	2024
Case reserves	$9,527,005	$7,717,107
IBNR reserves	21,330,448	18,915,987
Total	$30,857,453	$26,633,094

Each quarter, our actuaries prepare estimates of the ultimate liability for unpaid losses and loss adjustment expenses based on established actuarial methods. Management reviews these estimates, supplements the actuarial analyses with information provided by claims, underwriting, and other operational personnel and determines its best estimate of loss reserves, which is recorded on our consolidated financial statements. Our procedures for determining the adequacy of loss reserves at the end of the year are substantially similar to the procedures applied at the end of each interim period. Any adjustments to reserves resulting from our interim or year-end reviews, including changes in estimates, are recorded as a component of losses and loss adjustment expenses in the period of the change.

Fronting

Unpaid losses and loss adjustment expenses attributable to fronting activities were $8.8 billion and $6.5 billion as of December 31, 2025 and 2024, respectively, and are attributed to our State National and Markel Insurance businesses. Substantially all of the fronted premiums are ceded, resulting in reinsurance recoverables on unpaid losses for this business of $8.8 billion and $6.5 billion as of December 31, 2025 and 2024, respectively.

Case reserves for fronted business are generally established based on reports received from the general agents or reinsurers with whom we do business. Our actuaries review the case loss reserve data received for sufficiency and consistency with historical data and other programs we write that have similar characteristics. Ultimate losses and loss adjustment expenses are calculated using either our program experience or, where the program data is not credible, industry experience for similar products or lines of business.

Underwriting

Unpaid losses and loss adjustment expenses attributable to underwriting activities were $22.1 billion and $20.1 billion as of December 31, 2025 and 2024, respectively. Reinsurance recoverables on unpaid losses for our underwriting activities was $5.4 billion and $4.6 billion as of December 31, 2025 and 2024, respectively. Our underwriting activities are primarily attributable to our Markel Insurance business.

For insurance contracts, we are generally notified of insured losses by our insureds, their brokers, or the primary insurer in instances in which we participate in excess layers of insured losses on a contract. Based on this information, we establish case
10K - 59

reserves by estimating the expected ultimate losses from the claim, including any administrative or legal costs associated with settling the claim and other third-party costs. For reinsurance contracts, case reserves are generally established based on reports received from ceding companies or their brokers. For excess of loss contracts, we are typically notified of insurance losses on specific contracts and record a case reserve for the estimated expected ultimate losses from the claim. For quota share contracts, we typically receive aggregated claims information and record a case reserve based on that information. As with insurance contracts, we evaluate this information and estimate the expected ultimate losses.

There is a time lag between when a loss event occurs and when it is reported to us, and some claims may not be reported for many years. The actuarial methods that we use to estimate ultimate losses have been designed to address the lag in loss reporting as well as the delay in obtaining information that would allow us to more accurately estimate future payments. The reporting lag can be more pronounced in our reinsurance contracts than in our insurance contracts due to a time lag between cedents establishing case reserves or re-estimating their reserves and notifying us of those new or revised case reserves. There may also be a more pronounced reporting lag on insurance contracts for which we are not the primary insurer and participate only in excess layers of loss. Based on the experience of our actuaries and management, we select loss development factors and trending techniques to mitigate the difficulties caused by reporting lags. At least annually, we evaluate our loss development factors and trending assumptions using our own loss data, as well as cedent-specific and industry data, and update them as needed.

Our liabilities for unpaid losses and loss adjustment expenses can generally be categorized into two distinct groups, short-tail business and long-tail business. Short-tail business refers to lines of business, such as property, accident and health, automobile, watercraft, and marine hull exposures, for which losses are usually known and paid shortly after the loss actually occurs. Long-tail business refers to lines of business for which specific losses take much longer to emerge and may not be known and reported for some time. Given the time frame over which long-tail exposures are ultimately settled, there is greater uncertainty of the ultimate losses in these lines than in short-tail lines of business.

Our long-tail coverages consist of most casualty lines, including professional liability, products liability, general and excess liability, and excess and umbrella exposures, as well as workers' compensation insurance. Some factors that contribute to the uncertainty and volatility of long-tail business, and thus require a significant degree of judgment in the reserving process, include the effects of unanticipated levels of economic inflation, the impact of social inflation, the inherent uncertainty as to the length of reporting and payment development patterns, and the possibility of judicial interpretations or legislative changes that might impact future loss experience relative to prior loss experience.

Actuarial Methods and Analysis

In establishing our liabilities for unpaid losses and loss adjustment expenses, our actuaries estimate an ultimate loss ratio, by accident year or underwriting year, for each of our product lines with input from our underwriting and claims personnel. For product lines in our international insurance and run-off reinsurance operations, where loss reserves are established on an underwriting year basis, we have developed a methodology to convert from underwriting year to accident year for financial reporting purposes.

In estimating an ultimate loss ratio for a particular line of business, our actuaries may use one or more actuarial reserving methods and select from these a single point estimate. To varying degrees, these methods include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience, and changes in market and economic conditions, policy forms, and exposures.

The actuarial methods we use include Initial Expected Loss Ratio Method, Paid Loss Development, Incurred Loss Development, Bornhuetter-Ferguson Paid Loss Development, Bornhuetter-Ferguson Incurred Loss Development, and Frequency/Severity. There are certain instances when these traditional actuarial methods may not be appropriate for estimating unpaid losses and loss adjustment expenses. In these instances, we may employ other actuarial methods.

Each actuarial method has its own set of assumptions and its own strengths and limitations. Our actuaries select the reserving methods that they believe will produce the most reliable estimates for the class of business being evaluated. Greater judgment may be required when we introduce new product lines or when there have been changes in claims handling practices, as the statistical data available may be insufficient. In these instances, we may rely upon assumptions applied to similar lines of business, rely more heavily on industry experience, take into account changes in underwriting guidelines and risk selection, or review the impact of changes in claims reserving practices with claims personnel. Greater judgment also may be required for product lines that experience a low frequency of high severity claims, particularly when we are reliant on third-party case reserve estimates and claims handling practices. In these instances, we may perform detailed claims reviews, analyzing the
10K - 60

characteristics of each individual claim, with input from both actuarial and claims personnel to assess the adequacy of the case and IBNR reserves on the underlying product line. While we use our best judgment in establishing our estimate for loss reserves, applying different assumptions and variables could lead to significantly different loss reserve estimates.

A key assumption in most actuarial analyses is that past development patterns will repeat themselves in the future, absent a significant change in internal or external factors that influence the ultimate cost of our unpaid losses and loss adjustment expenses. Our estimates reflect implicit and explicit assumptions regarding the potential effects of external factors, including economic and social inflation, judicial decisions, changes in law, general economic conditions, and recent trends in these factors. Our actuarial analyses are based on statistical analysis but also consist of reviewing internal factors that are difficult to analyze statistically, including changes in underwriting and claims handling practices. Where we act as a reinsurer or participate only in excess layers of insured losses, the timing and amount of information reported about underlying claims are in the control of third parties. This can also affect estimates and require re-estimation as new information becomes available.

We cannot estimate losses from widespread catastrophic events, such as hurricanes, earthquakes, pandemics, and wars, using the traditional actuarial methods previously described. In the initial months after a catastrophic event occurs, our underwriting, claims, and actuarial personnel estimate losses and loss adjustment expenses based on claims received to date, analysis of exposures in the impacted areas, industry loss estimates and output from industry, broker and proprietary models, as well as analysis of our ceded reinsurance contracts. The availability of data from these procedures varies depending on the timing of the event relative to the point at which we develop our estimate. We also consider loss experience on historical events that may have similar characteristics to the underlying event and current market conditions. In the period shortly after an event occurs, more weight is put on modeling and industry estimates, whereas with the passage of time, greater reliance is placed on incurred claims data, individual contract exposures and historical claim patterns. Due to the inherent uncertainty in estimating such losses, these estimates are subject to variability, which increases with the severity and complexity of the underlying event. As additional claims are reported and paid, and industry loss estimates are revised, we incorporate this new information into our analysis and adjust our estimate of ultimate losses and loss adjustment expenses as appropriate.

Management's Best Estimate

Loss reserves are established at management's best estimate, which is developed using the actuarially calculated point estimate as the starting point. The actuarial point estimate represents our actuaries' best estimate of the most likely amount that will ultimately be paid to settle the losses that have occurred at a particular point in time. Similarly, the estimate for ceded losses is calculated based on the ultimate gross loss amount expected to be paid, as well as the frequency and severity of the underlying claims, which ultimately determines coverage under the applicable ceded reinsurance contracts. Therefore, ceded loss estimates are subject to many of the same judgments and assumptions as the gross loss estimates.

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

In developing its best estimate of loss reserves, management's philosophy is to establish loss reserves that are more likely to be redundant rather than deficient, and therefore, will ultimately prove to be adequate. Management's approach to establishing loss reserves generally results in loss reserves that exceed the calculated actuarial point estimate.

Management also considers the range, or variability, of reasonably possible loss outcomes determined by our actuaries when establishing its best estimate for loss reserves. The actuarial ranges represent our actuaries' estimate of a likely lowest amount and likely highest amount that could ultimately be paid to settle the losses that have occurred at a particular point in time. The range determinations are based on estimates and actuarial judgements and are intended to encompass reasonably likely changes in one or more of the factors that were used to determine the point estimates. Using statistical models, our actuaries establish a range of reasonable reserve estimates.

The net loss reserves held for our underwriting operations at December 31, 2025 were $16.7 billion. The actuarially established low and high ends of a range of reasonable net reserve estimates at December 31, 2025 for our underwriting operations was $13.6 billion and $17.8 billion, respectively.

10K - 61

Undue reliance should not be placed on this range of estimates as they are only one of many points of reference used by management to determine its best estimate of ultimate losses. Further, actuarial ranges may not be a true reflection of the potential variability between loss reserves estimated at the balance sheet date and the ultimate cost of settling claims. Similar to the development of our estimate of ultimate losses, actuarial ranges are developed based on known events as of the valuation date, while ultimate paid losses are subject to events and circumstances that are unknown as of the valuation date.

Changes in Estimates

Our ultimate liability may be greater or less than current reserves. Changes in our estimated ultimate liability for loss reserves generally occur as a result of the emergence, or lack thereof, of unanticipated loss activity, the completion of specific actuarial or claims studies, or changes in internal or external factors. We closely monitor new information on reported claims and use statistical analyses prepared by our actuaries to evaluate the adequacy of our recorded reserves. We are required to exercise considerable judgment when assessing the relative credibility of loss development trends. Loss frequency and loss severity are two key measures of loss activity that often result in adjustments to actuarial assumptions relative to ultimate loss reserve estimates. Additionally, our estimate of ceded losses and loss adjustment expenses are impacted by these same factors, and for our U.S. casualty reinsurance treaty, our estimate of ceded losses and loss adjustment expenses is also impacted by assumptions around reinsurance coverage.

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

Our underwriting results included $488.3 million, $455.3 million, and $38.6 million of net favorable development on prior years loss reserves in 2025, 2024, and 2023, respectively, which represented 3.1%, 3.1%, and 0.3%, respectively, of beginning of year net reserves. In 2025 and 2024, we had net favorable development across most of our major product lines, however, certain lines within our U.S. professional liability product lines experienced adverse development in both years. Favorable development in 2023 included significant favorable development across several product lines, largely offset by adverse development on certain long-tail U.S. general liability and professional liability product lines.

Changes in prior years loss reserves, including the trends and factors that impacted loss reserve development in 2025, 2024, and 2023, as well as further details regarding the historical development of reserves for losses and loss adjustment expenses are discussed in further detail in note 11 of the notes to consolidated financial statements included under Item 8. Our product lines with net favorable development in these years benefited from the re-estimation of our ultimate incurred losses following more favorable loss experience compared to our previous expectations. As previously discussed, loss reserves are recorded at management's best estimate, which is higher than the corresponding actuarially calculated point estimate. As actual loss experience continued to be more favorable than previously anticipated, it became more likely that the ultimate losses would prove to be lower than previously estimated. Management gave greater credibility to the favorable trends observed by our actuaries and, upon incorporating these favorable trends into our best estimate, we reduced prior years loss reserves accordingly.

Favorable development in each of these years was offset, to varying degrees, by adverse development on certain long-tail U.S. product lines, with adverse development in 2023 being the most significant. In 2023, unfavorable claims and loss trends experienced on our U.S. general liability and professional liability product lines disrupted the development of historic favorable claims trends, reflecting broader market conditions, including the effects of economic and social inflation, and resulted in significant adverse loss development across a number of sub-classes. In 2024, certain of our U.S. professional liability product lines continued to experience many of these same trends, while the U.S. general liability product lines began to stabilize. In 2025, while certain of our U.S. professional liability product lines also began to stabilize, our run-off risk-managed directors and officers product lines experienced notable adverse development.

As previously discussed, management's philosophy is to establish loss reserves that are more likely to be redundant rather than deficient. Our consistent application of this philosophy is best illustrated over long periods of time, whereby reserves have developed favorably for each of the past 21 years. While we believe it is likely that there will be additional favorable development in 2026, we caution readers not to place undue reliance on this favorable trend.

10K - 62

In assessing the likelihood of whether the trends previously discussed will continue and whether other trends may develop, we believe that a reasonably likely movement in prior years loss reserves during 2026 would be a range of favorable development of up to 5%, or $800 million, of December 31, 2025 net loss reserves.

Goodwill and Intangible Assets

Our consolidated balance sheet as of December 31, 2025 included goodwill and intangible assets of $4.4 billion as follows:

	December 31, 2025
(dollars in millions)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Goodwill	$1,025.4	$855.3	$490.3	$451.1	$—	$2,822.1
Intangible assets	219.1	526.3	435.9	355.6	6.0	1,543.0
Total	$1,244.5	$1,381.6	$926.2	$806.7	$6.0	$4,365.1

Goodwill and intangible assets are recorded as a result of business acquisitions. Goodwill represents the excess of the amount paid to acquire a business over the net fair value of assets acquired and liabilities assumed at the date of acquisition. Indefinite-lived and other intangible assets are recorded at fair value as of the acquisition date. The determination of the fair value of certain assets acquired, including goodwill and intangible assets, and liabilities assumed involves significant judgment and the use of valuation models and other estimates, which require assumptions that are inherently subjective. During the year ended December 31, 2025 and 2024, we recorded $349.9 million and $167.5 million, respectively, of goodwill and intangible assets in connection with acquisitions.

Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or when events or circumstances indicate that their carrying value may not be recoverable. As a result of our segment changes in 2025, we reassessed our reporting units. For any changes in reporting units that required a reallocation of goodwill, we tested goodwill for impairment immediately prior to the change in reporting units and determined that there was no impairment of goodwill.

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

We completed our annual tests for impairment as of October 1, 2025 based upon results of operations through September 30, 2025. We elected to perform a quantitative assessment for one of our reporting units and a qualitative assessment for all of our other reporting units.

When performing our quantitative assessment, we used an income approach based on a discounted cash flow model to estimate the fair value of the reporting unit. The cash flow projections included management's best estimate of future growth and margins. The discount rate used was primarily based on a capital asset pricing model. Based on the results of our quantitative assessment, the estimated fair value of the reporting unit exceeded its carrying value.

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

Based on the results of our assessments, there were no impairments of goodwill in 2025, and none of our reporting units are at risk of a material impairment of goodwill. Additionally, there were no significant events or changes in circumstances
10K - 63

impacting our reporting units between the assessment date and December 31, 2025. However, deterioration of market conditions related to the general economy or the specific industries in which we operate, a sustained trend of weaker than anticipated financial performance within a reporting unit beyond that which we considered or included in our assessments, or an increase in the market-based weighted average cost of capital, among other factors, could impact the impairment analysis and may result in future goodwill or intangible asset impairment charges.

See the risk factor titled "Impairment in the value of our goodwill or intangible assets could have a material adverse effect on our operating results and financial condition" within Item 1A Risk Factors for further discussion of risks associated with our goodwill and intangible assets.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under Item 1 Business, Item 1A Risk Factors, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A Quantitative and Qualitative Disclosures About Market Risk in this report, or are included in the items listed below:
•the effect of cyclical trends or changes in market conditions on our operations, including demand and pricing in the markets in which we operate;
•actions by competitors, including the use of technology (e.g., artificial intelligence) and innovation to simplify the customer experience, increase efficiencies, redesign products, alter models, and effect other potentially disruptive changes, and the effect of competition on market trends and pricing;
•our efforts to develop new products, expand in targeted markets, or improve business processes and workflows, including through the use of artificial intelligence, may not be successful, may cost more, or take longer than expected and may increase or create new risks (e.g., insufficient demand, change to risk exposures, distribution channel conflicts, execution risk, regulatory risk, increased expenditures);
•the frequency and severity of natural, health-related, and man-made catastrophes, including regional or military conflicts, may exceed expectations, are unpredictable and, in the case of some natural catastrophes, may be exacerbated by changing conditions in the climate, oceans and atmosphere, resulting in increased frequency and/or severity of extreme weather-related events;
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
•reserves for our run-off reinsurance business are subject to greater uncertainty than insurance reserves, primarily because of reliance upon the original underwriting decisions made by ceding companies and the longer lapse of time from the occurrence of loss events to their reporting to the reinsurer for ultimate resolution;
•failures, inadequacies, or inaccuracies (whether due to data error, human error or otherwise) in the various methods, modeling techniques, and data analytics (e.g., scenarios, predictive and stochastic modeling, and forecasting) we use to analyze and estimate exposures, loss trends, and other risks associated with our insurance businesses could cause us to misprice our products or fail to appropriately estimate the risks to which we are exposed;
•changes in the assumptions and estimates used in establishing reserves for our life and annuity reinsurance book (which is in run-off), for example, changes in assumptions and estimates of mortality, longevity, morbidity, and interest rates, could result in material changes in our estimated loss reserves for that business;
10K - 64

•adverse developments in insurance coverage litigation or other legal or administrative proceedings could result in material increases in our estimates of loss reserves;
•initial loss estimates for catastrophes and other significant, infrequent loss events are often based on limited information, are dependent on broad assumptions about the nature and extent of losses, coverage, liability and reinsurance, and those losses may ultimately differ materially from our expectations;
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
•regulatory actions affecting our insurance companies can impede our ability to charge adequate rates and efficiently allocate capital;
•general economic and market conditions and industry specific conditions, including: extended economic recessions or expansions; prolonged periods of slow economic growth; inflation or deflation; significant fluctuations in foreign currency exchange rates, commodity and energy prices, and interest rates; volatility in the credit and capital markets; the imposition of duties, tariffs and other changes in international trade regulation, and other factors;
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
•the impacts that political and civil unrest and regional and military conflicts may have on our businesses and the markets they serve or that any disruptions in regional or worldwide economic conditions generally arising from these situations may have on our businesses, industries, or investments;
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
•the decentralized manner in which our businesses operate through independent local management teams could result in inconsistent management, governance, and oversight practices;
•our substantial international operations and investments expose us to increased political, civil, operational, and economic risks, including foreign currency exchange rate and credit risk;
•our ability to obtain additional capital for our operations on terms favorable to us;
•economic conditions, which may adversely affect our access to capital and credit markets;
10K - 65

•the compliance, or failure to comply, with covenants and other requirements under our credit facilities, senior debt, and other indebtedness;
•our ability to maintain or raise third-party capital for existing or new investment vehicles and risks related to our management of third-party capital;
•the effectiveness of our procedures for compliance with existing and future guidelines, policies, and legal and regulatory standards, rules, laws, and regulations;
•the impact of economic and trade sanctions and embargo programs on our businesses, including instances in which the requirements and limitations imposed on the global operations of our companies by one or more jurisdictions are more restrictive than, or conflict with, applicable requirements and limitations imposed by other jurisdictions;
•regulatory changes or challenges by regulators, including regarding the use of certain issuing carrier or fronting arrangements;
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
•considerations and limitations relating to the use of growth in intrinsic value as a performance metric, including the possibility that shareholders, analysts, or other market participants may have a different perception of our intrinsic value, which may result in growth in our stock price varying significantly from our growth in intrinsic value calculations; and
•a number of additional factors may adversely affect our Industrial, Financial, and Consumer and Other businesses, and the markets they serve, and negatively impact their revenues and profitability, including, among others: adverse weather conditions, plant disease, and other contaminants; changes in government support for education, healthcare, and infrastructure projects; changes in capital spending levels; changes in the housing, commercial, and industrial construction markets; liability for environmental matters; supply chain and shipping issues, including increases in freight costs; volatility in the market prices for their products; and volatility in commodity, wholesale, and raw materials prices, and interest and foreign currency exchange rates.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates, and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities, and foreign currency exchange rate risk associated with our international operations.

Our fixed maturity securities and equity securities are recorded at fair value. See note 5 of the notes to consolidated financial statements included under Item 8 for details regarding the fair value measurement of our fixed maturity and equity securities.

10K - 66

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

At December 31, 2025, our equity portfolio was concentrated in terms of the number of issuers and industries. Such concentrations can lead to higher levels of volatility. At December 31, 2025, our ten largest equity holdings represented $5.9 billion, or 45%, of the equity portfolio. Investments in the property and casualty insurance industry represented $2.3 billion, or 17%, of our equity portfolio at December 31, 2025 and included a $1.6 billion investment in the common stock of Berkshire Hathaway Inc., a company whose subsidiaries engage in a number of diverse business activities in addition to insurance. We have investment guidelines that set limits on the equity holdings of our insurance subsidiaries.

The following table summarizes our equity price risk and shows the effect of a hypothetical 35% increase or decrease in market prices as of December 31, 2025 and 2024. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value after Hypothetical Change in Prices	Estimated Hypothetical Percentage Increase (Decrease) in Shareholders' Equity
As of December 31, 2025
Equity securities	$13,004	35% increase	$17,556	19.3%
		35% decrease	8,453	(19.3)
As of December 31, 2024
Equity securities	$11,785	35% increase	$15,909	19.3%
		35% decrease	7,660	(19.3)

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

Premiums from our underwriting operations are invested predominantly in high-quality government and municipal bonds and agency mortgage-backed securities that generally match the duration and currency of our loss reserves. As of December 31, 2025, our fixed maturity portfolio had an average duration of 3.9 years and 96% of the portfolio was rated "AA" or better. See note 4(c) of the notes to consolidated financial statements included under Item 8 for details regarding contractual maturity dates of our fixed maturity portfolio. The changes in the estimated fair value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes. We typically hold our fixed maturity investments until maturity, and as a result, unrealized holding gains and losses on these securities are generally expected to reverse as the securities mature.

We work to manage the impact of interest rate fluctuations on our fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of our loss reserves. We have investment guidelines that limit the maximum duration and maturity of the fixed maturity portfolio.

We use a commercially available model to estimate the effect of interest rate risk on the fair values of our fixed maturity portfolio and debt. The model estimates the impact of interest rate changes on a wide range of factors including duration, prepayment, put options and call options. Fair values are estimated based on the present value of cash flows, using a representative set of possible future interest rate scenarios. The model requires that numerous assumptions be made about the future. To the extent that any of the assumptions is invalid, incorrect estimates could result. The usefulness of a single point-in-time model is limited, as it is unable to accurately incorporate the full complexity of market interactions.
10K - 67

The following table summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2025 and 2024. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios.

(dollars in millions)	Estimated Fair Value	Hypothetical Change in Interest Rates (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rates	Hypothetical Percentage Increase (Decrease) in
				Fair Value of Fixed Maturity Securities	Shareholders' Equity
Assets
As of December 31, 2025
Fixed maturity securities	$17,798	200 bp decrease	$19,273	8.3%	6.3%
		100 bp decrease	18,515	4.0	3.0
		100 bp increase	17,118	(3.8)	(2.9)
		200 bp increase	16,476	(7.4)	(5.6)
As of December 31, 2024
Fixed maturity securities	$15,746	200 bp decrease	$17,047	8.3%	6.1%
		100 bp decrease	16,377	4.0	2.9
		100 bp increase	15,151	(3.8)	(2.8)
		200 bp increase	14,585	(7.4)	(5.4)
Liabilities (1)
As of December 31, 2025
Senior long-term debt and other debt	$3,856	200 bp decrease	$4,793
		100 bp decrease	4,280
		100 bp increase	3,493
		200 bp increase	3,191
As of December 31, 2024
Senior long-term debt and other debt	$3,791	200 bp decrease	$4,757
		100 bp decrease	4,228
		100 bp increase	3,427
		200 bp increase	3,121
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

At December 31, 2025 and 2024, 90% and 91%, respectively, of our invested assets were denominated in United States (U.S.) Dollars. At December 31, 2025 and 2024, 91% and 90%, respectively, of our combined reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were denominated in U.S. Dollars. At those dates, the largest foreign currency denominated balances within both our invested assets and reserves for unpaid losses and loss adjustment expenses and life and annuity benefits were the Euro and British Pound Sterling.

At December 31, 2025 and 2024, our foreign currency denominated assets and liabilities that are subject to foreign currency exchange rate risk were substantially matched or hedged.

10K - 68

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill their obligation to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables.

Fixed Maturity Investments

Credit risk exists within our fixed maturity portfolio from the potential for loss resulting from adverse changes in an issuer's ability to repay its debt obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. We have consistently invested in high credit quality, investment grade securities. As of December 31, 2025, 96% of our fixed maturity portfolio was rated "AA" or better. Our policy is to invest in investment grade securities and to minimize investments in fixed maturity securities that are unrated or rated below investment grade. Our fixed maturity portfolio includes securities issued with financial guaranty insurance. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Our fixed maturity portfolio includes securities issued by foreign governments and non-sovereign foreign institutions. General concern exists about foreign countries that experience financial difficulties during periods of adverse economic conditions. We monitor developments in foreign countries, currencies, and issuers that could pose risks to our fixed maturity portfolio, including ratings downgrades, political and financial changes, and the widening of credit spreads. Our fixed maturity portfolio is highly diversified and comprised of high quality securities.

We obtain information from news services, data providers, rating agencies, and various financial market participants to assess potential negative impacts on a country or company's financial risk profile. We analyze concentrations within our fixed maturity portfolio by country, currency, and issuer, which allows us to assess our level of diversification with respect to these exposures, reduce troubled exposures should they occur, and mitigate any future financial distress that these exposures could cause.

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

Reinsurance Recoverables

We have credit risk related to our reinsurance recoverables to the extent any of our reinsurers are unwilling or unable to meet their obligations to us under our ceded reinsurance agreements. We monitor changes in the financial condition of each of our reinsurers, and we assess our concentration of credit risk on a regular basis. While we believe our net reinsurance recoverable balances are collectible, deterioration in reinsurers' ability to pay, or collection disputes, could adversely affect our operating cash flows, financial position, and results of operations.

Underwriting

Within our underwriting operations, our reinsurance recoverables balance for the ten largest reinsurers, by group, was $3.7 billion at December 31, 2025, representing 63% of the $5.8 billion total reinsurance recoverables, before considering allowances for credit losses. We were the beneficiary of letters of credit, trust accounts, and funds withheld in the aggregate amount of $1.1 billion at December 31, 2025, collateralizing reinsurance recoverable balances due from these ten reinsurers, and $1.5 billion for our total reinsurance recoverables balance. For the ten largest reinsurers, by group:

•Five have a group rating of "A" or better by A.M. Best Company (A.M. Best);
•Four have a group rating of "A-" or "BBB+" by A.M. Best; however, all of the risk-bearing reinsurers within these groups, which are party to our contracts, are rated "A" or better by A.M. Best; and
•The remaining reinsurer, Hagerty Reinsurance Limited, which is a related party, is not rated; however, collateral held exceeded the related reinsurance recoverable as of December 31, 2025.

10K - 69

We attempt to minimize credit exposure to reinsurers through adherence to internal reinsurance guidelines. To participate in our reinsurance program, prospective reinsurers generally must: (i) maintain an A.M. Best or Standard & Poor's rating of "A" (excellent) or better; (ii) maintain minimum capital and surplus of $750 million; and (iii) provide collateral for recoverables in excess of an individually established amount. We also consider qualitative factors when evaluating reinsurers for eligibility to participate in our reinsurance program. In addition, certain foreign reinsurers for our U.S. insurance operations must provide collateral equal to 100% of recoverables, with the exception of reinsurers who have been granted certified, reciprocal jurisdiction, or authorized status by an insurance company's state of domicile. Our credit exposure to Lloyd's of London syndicates is managed through individual and aggregate exposure thresholds.

Fronting

Within State National's program services operations, our reinsurance recoverables balance for the ten largest reinsurers, by group, was $5.5 billion at December 31, 2025, representing 63% of the $8.8 billion total reinsurance recoverables, before considering allowances for credit losses. We were the beneficiary of letters of credit, trust accounts, and funds withheld in the aggregate amount of $3.6 billion at December 31, 2025, collateralizing reinsurance recoverable balances due from these ten reinsurers, and $5.2 billion for our total reinsurance recoverables balance. For the ten largest reinsurers, by group:

•The largest reinsurer, Longtail Re Ltd., is not rated; however, collateral held exceeded the related reinsurance recoverable as of December 31, 2025;
•Six reinsurers have a group rating of "A" or better by A.M. Best;
•One reinsurer is a commercial automobile insurance plan (CAIP), as further described below, for which credit risk is minimal; and
•For the two remaining reinsurers, substantially all of our reinsurance recoverables balances were collateralized as of December 31, 2025.

State National mitigates credit risk by (i) selecting well capitalized, highly rated authorized reinsurers; (ii) requiring that the reinsurer post substantial collateral to secure the reinsured risks, which, in some instances, exceeds the related reinsurance recoverable; or (iii) utilizing voluntary residual market pool arrangements, including CAIPs, that are established pursuant to state law, for which credit risk is considered minimal due to statutory backing, mandatory participation, and the authority to levy assessments on participating insurers. For reinsurers with a credit rating lower than "A" we employ a stringent collateral monitoring program, under which the majority of the reinsurance recoverable balances is fully collateralized. These collateral requirements are regularly monitored by a credit committee at State National.

For Markel Insurance's fronting operations, our total reinsurance recoverables balance was $402.2 million at December 31, 2025. As of December 31, 2025, we held investor collateral that exceeded the related reinsurance recoverables. For this business, we require collateral up to a specified level of annual aggregate agreement year losses, which we believe is unlikely to be exceeded. This collateral is held in a trust for which we are the beneficiary. The required collateral is monitored regularly against the annual aggregate agreement year losses to ensure adequacy of the collateral in the event of a loss.

10K - 70

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Markel Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Markel Group Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes and financial statement schedules II and III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

As described in Note 11, the Company has recorded a liability for unpaid losses and loss adjustment expenses (loss reserves) of $30.9 billion as of December 31, 2025. Of this amount, $22.1 billion represents loss reserves for the Company's underwriting operations. The Company's actuaries use established actuarial methods and past development patterns to estimate ultimate losses to be paid. For its underwriting operations, loss reserves are established at the Company's best estimates, which incorporate the actuarial point estimates and are adjusted for certain subjective factors.

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

Richmond, Virginia
February 26, 2026

10K - 72

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(dollars in thousands)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $17,895,918 in 2025 and $16,457,723 in 2024)	$17,797,986	$15,745,539
Equity securities (cost of $4,094,745 in 2025 and $3,887,820 in 2024)	13,004,312	11,784,521
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,033,662	2,524,910
Total Investments	32,835,960	30,054,970
Cash and cash equivalents	3,964,705	3,692,667
Restricted cash and cash equivalents	638,597	499,581
Receivables	3,964,598	3,626,799
Reinsurance recoverables	14,616,279	11,604,844
Deferred policy acquisition costs	909,516	875,710
Prepaid reinsurance premiums	3,073,999	2,947,213
Goodwill	2,822,091	2,735,867
Intangible assets	1,543,002	1,459,620
Other assets	4,536,303	4,400,711
Total Assets	$68,905,050	$61,897,982
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$30,857,453	$26,633,094
Unearned premiums	7,253,079	7,063,956
Payables to insurance and reinsurance companies	1,667,871	1,434,901
Senior long-term debt and other debt (estimated fair value of $3,856,000 in 2025 and $3,791,000 in 2024)	4,303,811	4,330,341
Other liabilities	5,720,647	4,966,717
Total Liabilities	49,802,861	44,429,009
Redeemable noncontrolling interests	506,064	540,034
Commitments and contingencies
Shareholders' equity:
Preferred stock	—	591,891
Common stock	3,672,381	3,560,633
Retained earnings	15,034,835	13,380,456
Accumulated other comprehensive loss	(109,460)	(617,082)
Total Shareholders' Equity	18,597,756	16,915,898
Noncontrolling interests	(1,631)	13,041
Total Equity	18,596,125	16,928,939
Total Liabilities and Equity	$68,905,050	$61,897,982
See accompanying notes to consolidated financial statements.
10K - 73

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$8,715,667	$8,432,412	$8,295,479
Net investment income	970,427	920,496	734,532
Products revenues	2,578,544	2,635,659	2,545,053
Services and other revenues	3,248,595	2,824,977	2,704,512
Total Operating Revenues	15,513,233	14,813,544	14,279,576

Net investment gains	1,076,081	1,807,219	1,524,054

OPERATING EXPENSES
Losses and loss adjustment expenses	5,079,845	5,052,749	5,322,009
Underwriting, acquisition, and insurance expenses	3,133,163	2,977,389	2,840,734
Products expenses	2,287,394	2,272,219	2,220,676
Services and other expenses	2,709,053	2,424,372	2,310,769
Amortization of acquired intangible assets	185,007	181,472	180,614
Total Operating Expenses	13,394,462	12,908,201	12,874,802
Operating Income	3,194,852	3,712,562	2,928,828
Interest expense	(205,910)	(204,300)	(185,077)
Net foreign exchange gains (losses)	(256,234)	129,438	(90,045)
Income Before Income Taxes	2,732,708	3,637,700	2,653,706
Income tax expense	(580,303)	(790,294)	(552,616)
Net Income	2,152,405	2,847,406	2,101,090
Net income attributable to noncontrolling interests	(45,395)	(100,384)	(105,030)
Net Income to Shareholders	2,107,010	2,747,022	1,996,060
Preferred stock dividends and redemption premiums	(26,109)	(36,000)	(36,000)
Net Income to Common Shareholders	$2,080,901	$2,711,022	$1,960,060

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized losses on available-for-sale investments, net of taxes	$490,350	$(130,295)	$306,903
Other, net of taxes	17,237	(8,459)	(17,565)
Total Other Comprehensive Income (Loss)	507,587	(138,754)	289,338
Comprehensive Income	2,659,992	2,708,652	2,390,428
Comprehensive income attributable to noncontrolling interests	(45,360)	(100,502)	(105,084)
Comprehensive Income to Shareholders	$2,614,632	$2,608,150	$2,285,344

NET INCOME PER COMMON SHARE
Basic	$169.74	$199.69	$147.32
Diluted	$169.22	$199.32	$146.98
See accompanying notes to consolidated financial statements.
10K - 74

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(dollars in thousands)	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
December 31, 2022	$591,891	$3,493,893	$9,832,804	$(767,494)	$13,151,094	$62,791	$13,213,885	$523,154
Net income			1,996,060	—	1,996,060	72,136	2,068,196	32,894
Other comprehensive income			—	289,284	289,284	—	289,284	54
Comprehensive Income					2,285,344	72,136	2,357,480	32,948
Repurchase of common stock	—	—	(445,479)	—	(445,479)	—	(445,479)	—
Preferred stock dividends	—	—	(36,000)	—	(36,000)	—	(36,000)	—
Equity awards expensed	—	35,787	—	—	35,787	—	35,787	—
Adjustment of redeemable noncontrolling interests	—	—	6,212	—	6,212	—	6,212	(6,212)
Purchase of noncontrolling interest	—	(12,144)	—	—	(12,144)	—	(12,144)	(51,227)
Redemption of Markel CATCo Re noncontrolling interests	—	—		—	—	(62,646)	(62,646)	—
Other	—	(390)	(496)	—	(886)	(1)	(887)	(28,978)
December 31, 2023	591,891	3,517,146	11,353,101	(478,210)	14,983,928	72,280	15,056,208	469,685
Net income			2,747,022	—	2,747,022	56,091	2,803,113	44,293
Other comprehensive income (loss)			—	(138,872)	(138,872)	—	(138,872)	118
Comprehensive Income					2,608,150	56,091	2,664,241	44,411
Repurchase of common stock	—	—	(572,728)	—	(572,728)	—	(572,728)	—
Preferred stock dividends	—	—	(36,000)	—	(36,000)	—	(36,000)	—
Equity awards expensed	—	53,302	—	—	53,302	—	53,302	—
Adjustment of redeemable noncontrolling interests	—	—	(111,700)	—	(111,700)	—	(111,700)	111,700
Purchase of noncontrolling interest	—	(9,587)	—	—	(9,587)	—	(9,587)	(36,896)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(54,010)
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(117,227)	(117,227)	—
Other	—	(228)	761	—	533	1,897	2,430	5,144
December 31, 2024	591,891	3,560,633	13,380,456	(617,082)	16,915,898	13,041	16,928,939	540,034
Net income			2,107,010	—	2,107,010	5,563	2,112,573	39,832
Other comprehensive income (loss)			—	507,622	507,622	—	507,622	(35)
Comprehensive Income					2,614,632	5,563	2,620,195	39,797
Repurchase of common stock	—	—	(429,519)	—	(429,519)	—	(429,519)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Redemption of preferred stock	(591,891)	—	(8,109)	—	(600,000)	—	(600,000)	—
Equity awards expensed	—	54,982	—	—	54,982	—	54,982	—
Acquisition of EPI	—	—	—	—	—	—	—	81,201
Adjustment of redeemable noncontrolling interests	—	56,883	(4,929)	—	51,954	—	51,954	(51,954)
Purchase of noncontrolling interest	—	—	7,381	—	7,381	—	7,381	(64,224)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38,743)
Redemption of Markel CATCo Re noncontrolling interests	—	—	—	—	—	(20,240)	(20,240)	—
Other	—	(117)	545	—	428	5	433	(47)
December 31, 2025	$—	$3,672,381	$15,034,835	$(109,460)	$18,597,756	$(1,631)	$18,596,125	$506,064
See accompanying notes to consolidated financial statements.
10K - 75

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
OPERATING ACTIVITIES
Net income	$2,152,405	$2,847,406	$2,101,090
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax expense	151,219	394,560	233,798
Depreciation and amortization expense	347,918	342,359	319,734
Net amortization of investment premium or discount	(104,035)	(123,522)	(59,810)
Net investment gains	(1,076,081)	(1,807,219)	(1,524,054)
Net foreign exchange losses (gains)	256,234	(129,438)	90,045
Increase in receivables	(287,908)	(158,546)	(486,305)
Increase in reinsurance recoverables	(2,929,234)	(2,386,745)	(767,509)
Decrease (increase) in deferred policy acquisition costs	(22,073)	50,102	(1,602)
Increase in prepaid reinsurance premiums	(102,363)	(584,475)	(298,049)
Increase in unpaid losses and loss adjustment expenses	3,973,776	3,250,607	2,443,178
Increase in unearned premiums	104,193	448,238	400,017
Increase in payables to insurance and reinsurance companies	223,884	398,360	365,378
Other	73,321	52,319	(29,104)
Net Cash Provided By Operating Activities	2,761,256	2,594,006	2,786,807
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls, and prepayments of fixed maturity securities	2,377,919	2,068,755	2,126,586
Cost of fixed maturity securities purchased	(3,782,802)	(3,588,989)	(4,302,864)
Proceeds from sales of equity securities	305,799	177,254	298,582
Cost of equity securities purchased	(448,703)	(571,096)	(638,306)
Net change in short-term investments	577,989	151,972	202,930
Cost of other investments purchased	(40,564)	(205,937)	(192,715)
Additions to property and equipment	(206,894)	(254,991)	(258,619)
Acquisitions, net of cash acquired	(106,214)	(207,753)	(3,584)
Other	133,555	32,167	64,383
Net Cash Used By Investing Activities	(1,189,915)	(2,398,618)	(2,703,607)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	882,829	1,434,205	624,972
Repayment of senior long-term debt and other debt	(912,282)	(896,749)	(949,636)
Repurchases of common stock	(429,519)	(572,728)	(445,479)
Dividends paid on preferred stock	(18,000)	(36,000)	(36,000)
Redemption of preferred stock	(600,000)	—	—
Purchase of noncontrolling interests	(64,224)	(46,483)	(63,371)
Distributions to noncontrolling interests	(38,743)	(54,010)	(28,978)
Redemption of Markel CATCo Re noncontrolling interests	(20,240)	(117,227)	(88,997)
Other	(9,877)	(8,886)	(12,227)
Net Cash Used By Financing Activities	(1,210,056)	(297,878)	(999,716)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	49,769	(37,296)	27,037
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	411,054	(139,786)	(889,479)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of year	4,192,248	4,332,034	5,221,513
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF YEAR	$4,603,302	$4,192,248	$4,332,034
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

a) Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of Markel Group and its consolidated subsidiaries, as well as any variable interest entities (VIEs) that meet the requirements for consolidation (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates the results of its non-insurance operating businesses on a one-month lag, with the exception of significant transactions or events that occur during the intervening period. Certain prior period amounts have been reclassified to conform to the current period presentation.

In 2025, the Company changed the presentation of its consolidated statements of income and comprehensive income to present net investment gains outside of operating revenues. Prior periods have been conformed to this presentation.

b) Use of Estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Management periodically reviews its estimates and assumptions. Quarterly reviews include evaluating the adequacy of reserves for unpaid losses and loss adjustment expenses and contingencies. Estimates and assumptions for goodwill and intangible assets are reviewed in conjunction with an acquisition, and goodwill and indefinite-lived intangible assets are reassessed at least annually for impairment. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

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

10K - 77

f) Receivables. Receivables include premiums receivable, which represent premiums that are both currently due and amounts not yet due on insurance and reinsurance policies. Premiums for insurance policies are generally due at inception. Premiums for reinsurance policies generally become due over the period of coverage based on the policy terms. Changes in the estimate of reinsurance premiums written will result in an adjustment to premiums receivable in the period they are determined. Receivables also include amounts receivable from contracts with customers, which represent the Company's unconditional right to consideration for satisfying the performance obligations outlined in the contract.

The Company monitors credit risk associated with receivables, taking into consideration the fact that in certain instances credit risk may be reduced by the Company's right to offset loss obligations or unearned premiums against premiums receivable. An allowance is established for credit losses expected to be incurred over the life of the receivable, which is recorded net of this allowance. The allowance is charged to net income in the period the receivable is recorded and revised in subsequent periods to reflect changes in the Company's estimate of expected credit losses. See note 7 for further details regarding receivables.

g) Reinsurance Recoverables. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Reinsurance recoverable estimates also consider the frequency and severity of the underlying claims, which ultimately determines coverage under the applicable ceded reinsurance contracts. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from individual reinsurers. To further reduce credit exposure on reinsurance recoverables, the Company has received collateral, including letters of credit and trust accounts, from certain reinsurers. Cash collateral related to these reinsurance agreements is available, without restriction, when the Company pays losses covered by the reinsurance agreements. An allowance is established for credit losses expected to be incurred over the life of the reinsurance recoverable, which is recorded net of this allowance. The allowance is charged to net income in the period the recoverable is recorded and revised in subsequent periods to reflect changes in the Company's estimate of expected credit losses. As of December 31, 2025 and 2024, the allowance for credit losses associated with the Company's reinsurance recoverables was not material to the consolidated financial statements. See note 12 for further details regarding reinsurance recoverables.

h) Deferred Policy Acquisition Costs. Costs directly related to the acquisition of insurance premiums are deferred and amortized over the related policy period, generally one year. The Company only defers acquisition costs incurred that are directly related to the successful acquisition of new or renewal insurance contracts, including commissions to agents and brokers, salaries and benefits, and premium taxes. Commissions received related to reinsurance premiums ceded are netted against broker commissions in determining acquisition costs eligible for deferral. To the extent that future policy revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings. The Company does not consider anticipated investment income in determining whether a premium deficiency exists. See note 2(a) and Schedule III for further details regarding policy acquisition costs.

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

j) Equity Method Investments. The Company holds certain investments that are required to be accounted for under the equity method, whereby the investments initially are recorded at cost within other assets on the consolidated balance sheets and subsequently increased or decreased by the Company's proportionate share of the net income or loss of the investee and other transactions impacting the investee's equity. The Company records its proportionate share of net income or loss of the investee in services and other revenues. Dividends or other equity distributions are recorded as a reduction of the investment. The Company reviews equity method investments for impairment when events or circumstances indicate that a decline in the fair value of the investment below its carrying value is other-than-temporary. See note 6 for further details regarding the Company's equity method investments.

k) Property and Equipment. Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets.
10K - 78

Property and equipment, net of accumulated depreciation, was $1.5 billion and $1.4 billion as of December 31, 2025 and 2024, respectively, and is included in other assets on the Company's consolidated balance sheets.

l) Leases. The present value of future lease payments for the Company's leases with terms greater than 12 months is included on the consolidated balance sheets as lease liabilities and right-of-use lease assets within other liabilities and other assets, respectively. The Company's lease portfolio primarily consists of operating leases, as well as finance leases.

The Company's operating leases relate to real estate and equipment. Total expected lease payments for operating leases are based on the lease payments specified in the contract and the stated term, including any options to extend or terminate that the Company is reasonably certain to exercise. The Company accounts for lease components and any associated non-lease components within a contract as a single lease component, and therefore allocates all of the expected lease payments to the lease component.

The lease liability, which represents the Company's contractual obligation to make lease payments, is calculated based on the present value of expected lease payments over the remaining lease term, discounted using the Company's collateralized incremental borrowing rate at the lease commencement date. The lease liability is then adjusted for any prepaid rent, lease incentives received, or capitalized initial direct costs to determine the lease asset, which represents the Company's right to use the underlying asset for the lease term.

Total lease costs are primarily comprised of rental expense for operating leases, which is recognized on a straight line basis over the lease term. Rental expense attributable to the Company's underwriting operations is included in underwriting, acquisition, and insurance expenses and rental expense attributable to the Company's other operations is included in products expenses and services and other expenses in the consolidated statements of income and comprehensive income. See note 9 for further details regarding operating leases.

m) Inventories. Inventories are maintained at certain of the Company's operating businesses and consist primarily of raw materials, work-in-process, and finished goods. Inventories are generally valued based on the nature of the inventory, including the first-in-first-out, standard cost, and specific identification methods, and stated at the lower of cost or net realizable value. Inventories were $703.4 million and $731.1 million as of December 31, 2025 and 2024, respectively, and are included in other assets on the Company's consolidated balance sheets.

n) Redeemable Noncontrolling Interests. The Company owns controlling interests in companies across a variety of industries. In some cases, the Company has the option to acquire the remaining equity interests, and the remaining equity interests have the option to sell their interests to the Company, in the future. The redemption value of the remaining equity interests is generally based on the respective company's earnings in specified periods preceding the redemption date. The redeemable noncontrolling interests are redeemable in 2026 or become redeemable between 2027 and 2033.

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
10K - 79

based on reserve development studies, among other things. Recorded reserves are estimates, and the ultimate liability may be greater or less than the estimates. See note 11 for further details regarding unpaid losses and loss adjustment expenses.

q) Life and Annuity Benefits. The Company has a run-off block of life and annuity reinsurance contracts that subject the Company to mortality, longevity, and morbidity risks. The contracts consist primarily of Euro and U.S. Dollar denominated life-contingent payout annuities and traditional and universal life contracts. The primary component of the Company's liabilities for life and annuity benefits is the present value of the liability for future policyholder benefits. Life and annuity benefit reserves are calculated for aggregated cohorts of contracts, which are determined based on the attributes of the underlying contracts, and are discounted using standard actuarial techniques and cash flow models. Since the development of the life and annuity benefit reserves is based upon cash flow projection models, the Company makes estimates and assumptions based on cedent experience and industry mortality tables. The cash flow assumptions used to determine the liability for future policyholder benefits are reviewed, and updated as necessary, at least annually. The discount rate assumptions are updated at each reporting date. Interest accretion for the reserves is calculated using the discount rate locked-in at contract inception, which was 2.3%.

The liability for future policyholder benefits is remeasured each period using current discount rates, based on yields for upper-medium grade fixed maturity securities, with the impact of changes in the discount rate included in other comprehensive income, net of taxes. All other results attributable to the run-off of life and annuity reinsurance contracts are included in services and other revenues and services and other expenses. Investment income earned on the investments that support the liability for future policyholder benefits is included in net investment income. Because of the uncertainty in the assumptions used to estimate reserves for life and annuity benefit obligations and the long-term nature of these reinsurance contracts, the ultimate liability may be greater or less than the estimated liability. The Company's liabilities for life and annuity benefits are included in other liabilities on the Company's consolidated balance sheets. See note 13 for further details regarding life and annuity benefits.

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

10K - 80

Other Revenues

Other revenues primarily consist of revenues from the sale of products and services. Revenues are recognized when, or as, control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Contracts with customers generally have an original term of one year or less. For contracts with customers that have an original term greater than one year, the Company recognizes revenue at the amount for which it has a right to invoice for the products delivered or services performed. Certain customers may receive volume rebates or credits for products and services, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to the customer and reduces revenues recognized by a corresponding amount. The Company does not expect significant changes to its estimates of variable consideration over the term of the contracts.

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

The Company's other revenues consist primarily of the following:

Products. The Company has several different businesses that manufacture or produce a variety of products, including ornamental plants, precast concrete, industrial bakery equipment, car hauler equipment, dredges, residential homes, and flooring for dry van trailers. Revenues for these products are generally recognized when the products are shipped to the customer or the products arrive at the agreed upon destination with the end customer. For certain products, revenues are recognized based on percentage of completion. Additionally, some of the Company's contracts include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on the relative standalone selling price, which is derived from amounts stated in the contract.

Services. The Company has several different businesses that provide various types of services, including distribution of exterior building products, fire protection and life safety solutions, and consulting services. Service revenues are generally recognized either at a point-in-time when services are provided or over the term of the contracts based on hours incurred or as services are provided. Revenue recognition for other services provided by the Company's businesses is as follows:

Leasing. Certain of the Company's businesses earn revenues through the leasing of equipment. The revenues from these leases are generally recognized on a straight-line basis over the term of the lease.

Fronting. Certain of the Company's businesses offer fronting services through which it earns revenues in the form of fronting fees, or ceding fees. Fronting generally refers to insurance premiums written on behalf of a general agent or capacity provider that are then fully ceded to a capacity provider in exchange for ceding fees. Ceding fees are based on the gross premiums written and are earned in a manner consistent with the recognition of the gross premiums earned on the underlying insurance policies, generally on a pro rata basis over the terms of the underlying policies reinsured.

Investment Management. Through the Company's insurance-linked securities operations, the Company earns revenues in the form of investment management fees. Investment management fees are recognized over the period in which investment management services are provided and are calculated and recognized monthly, based on either the net asset value of the accounts managed or gross premium volume for the underlying risks. For certain accounts, the Company is also entitled to participate, on a fixed-percentage basis, in any net income generated in excess of an agreed-upon threshold as established by the underlying investment management agreements. In general, net income is calculated at the end of each calendar year and performance fees are payable annually. Performance fees are recognized at the conclusion of the contractual performance period, when the uncertainty related to performance has been resolved.

See note 10 for further details regarding products, services, and other revenues.

s) Program Services. In connection with its program services fronting operations, the Company enters into contractual agreements with both producing general agents and reinsurers, whereby the general agents and reinsurers are typically obligated to each other for payment of insurance amounts, including premiums, commissions, and losses. To the extent these funds are not the obligation of the Company and are settled directly between the general agent and the reinsurer, no
10K - 81

receivables or payables are recorded for these amounts. All obligations of the Company's insurance subsidiaries owed to or on behalf of their policyholders are recorded by the Company and, to the extent appropriate, offsetting reinsurance recoverables are recorded.

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

Assets and liabilities of foreign operations denominated in a functional currency other than the U.S. Dollar are translated into the U.S. Dollar at current exchange rates, with resulting gains or losses included in other comprehensive income, net of taxes.

u) Comprehensive Income. Comprehensive income represents all changes in equity that result from recognized transactions and other economic events during the period. Other comprehensive income refers to revenues, expenses, gains, and losses that under U.S. GAAP are included in comprehensive income but excluded from net income, such as unrealized gains or losses on available-for-sale investments, the impact of changes in the discount rate for life and annuity benefits, foreign currency translation adjustments, and changes in net actuarial pension loss. See note 20 for further details regarding other comprehensive income.

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

x) Recent Accounting Pronouncements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires public companies, on an annual basis, to provide enhanced rate reconciliation disclosures, including disclosure of specific categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires public companies to, among other things, disaggregate income taxes paid by federal, state, and foreign taxes. ASU No. 2023-09 became effective for this Annual Report on Form 10-K and was applied using a prospective approach. The standard only impacts required disclosures and did not impact the Company's financial position, results of operations, or cash flows. See note 15 for the Company's income tax disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The standard requires disclosure of certain prescribed costs and expenses within the notes to consolidated financial statements. ASU No. 2024-03 becomes effective for the Company's 2027 Annual Report on Form 10-K. The standard only impacts required disclosures and will not impact the Company's financial position, results of operations, or cash flows. The Company is currently in the early stages of evaluating the impact of ASU No. 2024-03 on its disclosures.
10K - 82

2. Segment Reporting Disclosures

The Company has four reportable segments: Markel Insurance, Industrial, Financial, and Consumer and Other. The Company's chief operating decision maker is the chief executive officer.

In 2025, management made changes to the structure and leadership of its insurance operations, resulting in changes to its operating and reportable segments, primarily the creation of the Markel Insurance segment. Markel Insurance's underwriting operations were previously reported through the Company's Insurance and Reinsurance segments.

Management also made changes to the Company's operating and reportable segments in 2025 to reflect changes in how the chief operating decision maker assesses the Company's other set of businesses and investments. The businesses previously reported under the Markel Ventures segment, as well as the Company's State National and Nephila businesses, which previously were not included in a reportable segment, are now reported in three new reportable segments: Industrial, Financial, and Consumer and Other. Additionally, the results from the Company's investing activities, previously reported in the Investing segment, are now attributed to the Company's segments or corporate operations based on the subsidiary that holds the investments. Markel Insurance's subsidiaries hold the most significant portion of the Company's investments. Prior periods have been recast to conform to the current presentation.

The Markel Insurance segment is the Company's core specialty insurance business, which is comprised of underwriting and other insurance-related activities. The Markel Insurance segment aligns with the business's network of insurance subsidiaries under the common leadership of the Markel Insurance chief executive officer. In August 2025, Markel Insurance sold the renewal rights for business written in its Global Reinsurance division, and the division entered into run-off. The Global Reinsurance division's gross premium volume in 2025 was $1.0 billion. As many of the contracts previously written within this division are multi-year agreements, the Company expects premiums to continue earning over the next two to three years and loss reserves are expected to take several additional years to run off.

The Industrial segment consists of businesses that operate in the industrial sector. These businesses distribute building products, provide fire protection and life safety solutions, and manufacture a variety of products, including precast concrete, car hauler equipment, industrial baking equipment, flooring for dry van trailers, dredges, and wall systems. Other businesses in the Industrial segment provide equipment rental services and erosion control and stormwater management services.

The Financial segment consists of businesses that operate in the insurance services and investment management industries, including the Company's State National and Nephila businesses, as well as certain insurance-linked securities investment management businesses that are in run-off.

The Consumer and Other segment consists of businesses that operate in the consumer sector, as well as a variety of other sectors. These businesses produce ornamental houseplants, build homes, design leather handbags, and own and operate manufactured housing communities. Other businesses in the Consumer and Other segment provide information technology consulting services, retail intelligence, concierge primary healthcare, and sponsorship of international teachers.

The Company's corporate operations, which are not an operating or reportable segment, are comprised of holding company activities, which include capital allocation, leadership support, and performing the responsibilities consistent with sound governance and required of a public company. The Company's corporate operations include activities at Markel Group Inc. and investments and loans to and from its operating businesses, which are held by other corporate subsidiaries. Historically, corporate expenses were fully allocated to the Company's segment results, however, beginning in the third quarter of 2025, the Company discontinued allocating corporate expenses that are not integral to operating its underlying businesses.

Intersegment transactions primarily consist of loans from Markel Insurance to a corporate subsidiary to fund certain non-insurance acquisitions and from a corporate subsidiary to certain non-insurance businesses to fund strategic growth investments and projects. The Company's chief operating decision maker considers these loans, and the related interest income, to be similar to invested assets held by the respective segment. Interest income on these intercompany loans is included in the respective segment's profit and is eliminated in consolidation.

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

a) The following tables summarize the Company's segment disclosures. The Company's chief operating decision maker reviews net investment gains and losses by segment separately from segment profit.

	Year Ended December 31, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$8,401,323	$—	$314,344	$—	$—	$8,715,667
Net investment income	871,531	—	38,699	—	60,197	970,427
Products revenues	—	1,620,280	—	958,264	—	2,578,544
Services and other revenues	80,037	2,307,969	383,921	424,648	52,020	3,248,595
Total operating revenues	9,352,891	3,928,249	736,964	1,382,912	112,217	15,513,233
Losses and loss adjustment expenses:
Current accident year - attritional	(5,331,183)	—	(175,092)	—	—	(5,506,275)
Current accident year - catastrophe	(61,896)	—	—	—	—	(61,896)
Prior accident years	484,000	—	4,326	—	—	488,326
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(1,752,831)	—	(23,953)	—	—	(1,776,784)
Other underwriting expenses	(1,283,742)	—	(72,637)	—	—	(1,356,379)
Products expenses	—	(1,411,983)	—	(875,411)	—	(2,287,394)
Services and other expenses	(28,172)	(2,173,083)	(143,036)	(332,865)	(31,897)	(2,709,053)
Adjusted operating income	$1,379,067	$343,183	$326,572	$174,636	$80,320	$2,303,778
Net investment gains						1,076,081
Amortization of acquired intangible assets						(185,007)
Interest expense						(205,910)
Net foreign exchange losses						(256,234)
Income before income taxes						$2,732,708

	Year Ended December 31, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains	$976,740	$—	$—	$—	$99,341	$1,076,081

10K - 84

	Year Ended December 31, 2024
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$8,130,712	$—	$301,700	$—	$—	$8,432,412
Net investment income	797,907	—	39,341	—	83,248	920,496
Products revenues	—	1,690,336	—	945,323	—	2,635,659
Services and other revenues	54,824	2,089,280	252,272	382,010	46,591	2,824,977
Total operating revenues	8,983,443	3,779,616	593,313	1,327,333	129,839	14,813,544
Losses and loss adjustment expenses:
Current accident year - attritional	(5,262,005)	—	(175,405)	—	—	(5,437,410)
Current accident year - catastrophe	(70,649)	—	—	—	—	(70,649)
Prior accident years	454,932	—	378	—	—	455,310
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(1,730,789)	—	(23,352)	—	—	(1,754,141)
Other underwriting expenses	(1,155,225)	—	(68,023)	—	—	(1,223,248)
Products expenses	—	(1,412,792)	—	(859,427)	—	(2,272,219)
Services and other expenses	(35,219)	(2,001,790)	(64,829)	(322,534)	—	(2,424,372)
Adjusted operating income	$1,184,488	$365,034	$262,082	$145,372	$129,839	$2,086,815
Net investment gains						1,807,219
Amortization of acquired intangible assets						(181,472)
Interest expense						(204,300)
Net foreign exchange gains						129,438
Income before income taxes						$3,637,700

	Year Ended December 31, 2024
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains (losses)	$1,447,686	$—	$(150)	$—	$359,683	$1,807,219

	Year Ended December 31, 2023
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$8,011,501	$—	$283,978	$—	$—	$8,295,479
Net investment income	642,676	—	27,624	—	64,232	734,532
Products revenues	—	1,686,315	—	858,738	—	2,545,053
Services and other revenues	33,372	2,042,326	241,531	388,333	(1,050)	2,704,512
Total operating revenues	8,687,549	3,728,641	553,133	1,247,071	63,182	14,279,576
Losses and loss adjustment expenses:
Current accident year - attritional	(5,162,880)	—	(157,607)	—	—	(5,320,487)
Current accident year - catastrophe	(40,072)	—	—	—	—	(40,072)
Prior accident years	36,670	—	1,880	—	—	38,550
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(1,740,790)	—	(22,880)	—	—	(1,763,670)
Other underwriting expenses	(1,011,643)	—	(65,421)	—	—	(1,077,064)
Products expenses	—	(1,432,637)	—	(788,039)	—	(2,220,676)
Services and other expenses	(21,659)	(1,917,673)	(48,870)	(322,567)	—	(2,310,769)
Adjusted operating income	$747,175	$378,331	$260,235	$136,465	$63,182	$1,585,388
Net investment gains						1,524,054
Amortization of acquired intangible assets						(180,614)
Interest expense						(185,077)
Net foreign exchange losses						(90,045)
Income before income taxes						$2,653,706

	Year Ended December 31, 2023
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains (losses)	$1,249,362	$—	$(457)	$—	$275,149	$1,524,054
10K - 85

b) The chief operating decision maker also reviews capital expenditures attributable to the Industrial and Consumer and Other segments.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Industrial	$82,094	$132,346	$183,045
Consumer and Other	$52,692	$44,729	$37,991

c) The following table reconciles segment assets to the Company's consolidated balance sheets.

	December 31,
(dollars in thousands)	2025	2024
Segment assets:
Markel Insurance	$44,314,601	$40,603,824
Industrial	3,965,449	3,878,918
Financial	14,444,426	11,059,318
Consumer and Other	1,783,183	1,540,514
Total segment assets	64,507,659	57,082,574
Corporate and eliminations	4,397,391	4,815,408
Total assets	$68,905,050	$61,897,982

d) The following table summarizes earned premiums by major product grouping within the Markel Insurance segment.

	Year Ended December 31,
	2025	2024	2023
General liability	$2,458,096	$2,445,980	$2,496,686
Professional liability	1,959,713	2,027,046	2,187,492
Marine and energy	853,387	814,788	738,507
Personal lines	751,771	625,542	538,816
Property	654,479	615,285	544,520
Programs	653,901	573,517	509,866
Workers compensation	464,770	448,029	453,767
Credit and surety	346,733	326,261	301,660
Other products	258,473	254,264	240,187
Total	$8,401,323	$8,130,712	$8,011,501

Markel Insurance does not manage products at this level of aggregation as it offers a diverse portfolio of products and manages these products in more disaggregated groupings.

During the years ended December 31, 2025, 2024, and 2023, 73%, 75%, and 76%, respectively, of underwriting gross premiums written in the Company's Markel Insurance segment were attributed to risks or cedents located in the United States.

Most of the Markel Insurance segment's underwriting gross written premiums are placed through insurance and reinsurance brokers. During the years ended December 31, 2025, 2024, and 2023, the Markel Insurance segment's top five independent brokers accounted for 37%, 39%, and 38% of its underwriting gross premiums written. The top five independent brokers may vary from year to year.

10K - 86

e) The following table summarizes the proportion of products, services, and other revenues attributable to U.S. customers by segment. For the Financial segment, revenues not attributable to U.S. customers were attributable to Bermuda-based funds, consisting of third-party investor capital managed by the Company.

	Year Ended December 31,
	2025	2024	2023
Industrial	94%	92%	94%
Financial	58%	61%	59%
Consumer and Other	99%	99%	99%

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

Upon consolidation, the purchase price was preliminarily allocated to the acquired assets and liabilities of EPI based on estimated fair value at the consolidation date. Upon completing the process of determining the fair value of the assets acquired and liabilities assumed with EPI, the Company recognized goodwill of $65.3 million, intangible assets of $182.0 million, and redeemable noncontrolling interest of $81.2 million. Goodwill is primarily attributable to expected future earnings and cash flow potential of EPI, and it is expected to be deductible for income tax purposes. Intangible assets include $160.0 million attributed to an indefinite-lived intangible asset for a designation from the U.S. Department of State that authorizes EPI to sponsor international teachers for placements in schools in the U.S. The remaining intangible assets include $10.0 million of trade names, $2.0 million of technology, and $10.0 million of other intangible assets, which are being amortized over 12 years, 5 years, and 15 years, respectively. Results attributable to EPI are included in the Company's Consumer and Other segment.

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

Upon acquisition, the purchase price was preliminarily allocated to the acquired assets and liabilities of Valor based on estimated fair value at the acquisition date. In 2025, the Company completed the process of determining the fair value of the assets acquired and liabilities assumed with Valor and recognized goodwill of $73.4 million and intangible assets of $92.5 million. The final purchase price allocation reflected differences from the preliminary purchase price allocation upon completion of a third-party valuation, including a $43.5 million increase in the amount recognized for intangible assets and an increase in the corresponding deferred tax liability. The final purchase price allocation adjustments resulted in a $34.9 million net decrease to goodwill from the preliminary amount recognized. Goodwill is primarily attributable to expected future earnings and cash flow potential of Valor, and a portion of it is not deductible for income tax purposes. Intangible assets include $82.0 million of customer relationships, $6.0 million of trade names, and $4.5 million of other intangible assets, which are being amortized over 17 years, 15 years, and 5 years, respectively. Results attributable to Valor are included in the Company's Industrial segment.

10K - 87

4. Investments

a) The following tables summarize the Company's available-for-sale investments. Agency mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes.

	December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,877,779	$63,769	$(13,641)	$5,927,907
U.S. government-sponsored enterprises	1,678,599	19,378	(57,743)	1,640,234
Obligations of states, municipalities, and political subdivisions	3,743,154	34,871	(105,557)	3,672,468
Foreign governments, agencies, and supranationals	3,359,014	89,595	(73,694)	3,374,915
Agency mortgage-backed securities	2,935,758	24,903	(59,541)	2,901,120
Non-agency mortgage-backed securities	66,296	—	(538)	65,758
Corporate and university bonds	235,318	368	(20,102)	215,584
Total fixed maturity securities	17,895,918	232,884	(330,816)	17,797,986
Short-term investments	2,029,650	4,632	(620)	2,033,662
Investments, available-for-sale	$19,925,568	$237,516	$(331,436)	$19,831,648

	December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,147,365	$8,962	$(68,469)	$5,087,858
U.S. government-sponsored enterprises	1,445,171	2,976	(101,911)	1,346,236
Obligations of states, municipalities, and political subdivisions	3,813,146	5,866	(199,520)	3,619,492
Foreign governments, agencies, and supranationals	2,909,561	4,264	(207,302)	2,706,523
Agency mortgage-backed securities	2,771,589	2,096	(123,872)	2,649,813
Non-agency mortgage-backed securities	122,373	—	(4,343)	118,030
Corporate and university bonds	248,518	76	(31,007)	217,587
Total fixed maturity securities	16,457,723	24,240	(736,424)	15,745,539
Short-term investments	2,530,941	548	(6,579)	2,524,910
Investments, available-for-sale	$18,988,664	$24,788	$(743,003)	$18,270,449

10K - 88

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	December 31, 2025
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$197,135	$(470)	$1,275,453	$(13,171)	$1,472,588	$(13,641)
U.S. government-sponsored enterprises	108,490	(112)	802,349	(57,631)	910,839	(57,743)
Obligations of states, municipalities, and political subdivisions	184,124	(970)	1,871,154	(104,587)	2,055,278	(105,557)
Foreign governments, agencies, and supranationals	214,787	(1,008)	1,181,298	(72,686)	1,396,085	(73,694)
Agency mortgage-backed securities	156,553	(701)	1,446,048	(58,840)	1,602,601	(59,541)
Non-agency mortgage-backed securities	5,889	(6)	59,869	(532)	65,758	(538)
Corporate and university bonds	20,488	(174)	180,290	(19,928)	200,778	(20,102)
Total fixed maturity securities	887,466	(3,441)	6,816,461	(327,375)	7,703,927	(330,816)
Short-term investments	59,179	(620)	—	—	59,179	(620)
Total	$946,645	$(4,061)	$6,816,461	$(327,375)	$7,763,106	$(331,436)

At December 31, 2025, the Company held 948 available-for-sale securities in an unrealized loss position with a total estimated fair value of $7.8 billion and gross unrealized losses of $331.4 million. Of these 948 securities, 851 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $6.8 billion and gross unrealized losses of $327.4 million.

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

10K - 89

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses for any available-for-sale securities as of December 31, 2025 or 2024.

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

c) The amortized cost and estimated fair value of fixed maturity securities at December 31, 2025 are shown below by contractual maturity. The average duration of fixed maturity securities at December 31, 2025 was 3.9 years. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties, and the holders may have the right to put the securities back to the issuer.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,061,412	$2,066,155
Due after one year through five years	6,695,291	6,720,510
Due after five years through ten years	4,953,487	4,946,219
Due after ten years	1,183,674	1,098,224
	14,893,864	14,831,108
Mortgage-backed securities	3,002,054	2,966,878
Total fixed maturity securities	$17,895,918	$17,797,986

d) The following table presents the components of net investment income.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Interest:
Fixed maturity securities	$604,519	$510,044	$383,022
Short-term investments	77,866	124,575	106,747
Cash and cash equivalents and restricted cash and cash equivalents	150,254	161,488	145,074
Dividends on equity securities	156,169	142,367	116,911
	988,808	938,474	751,754
Investment expenses	(18,381)	(17,978)	(17,222)
Net investment income	$970,427	$920,496	$734,532

10K - 90

e) The following table presents the components of net investment gains included in net income and the pre-tax change in net unrealized losses included in other comprehensive income (loss). Gross realized investment gains and losses on fixed maturity securities, short-term investments, and other investments were not material to the consolidated financial statements and are presented on a net basis in the following table.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Fixed maturity securities, short-term investments, and other investments:
Net realized investment gains (losses)	$(4,076)	$4,423	$(42,177)
Equity securities:
Change in fair value of securities sold during the period	3,042	(14,966)	34,684
Change in fair value of securities held at the end of the period	1,077,115	1,817,762	1,531,547
Total change in fair value	1,080,157	1,802,796	1,566,231
Net investment gains	$1,076,081	$1,807,219	$1,524,054
Change in net unrealized losses on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$614,252	$(152,630)	$389,498
Short-term investments	10,043	(12,793)	1,060
Net increase (decrease)	$624,295	$(165,423)	$390,558

f) Total restricted assets are included on the Company's consolidated balance sheets as follows.

	December 31,
(dollars in thousands)	2025	2024
Fixed maturity securities	$3,450,647	$3,027,863
Equity securities	1,262,358	915,242
Short-term investments	585,448	704,201
Restricted cash and cash equivalents	638,597	499,581
Total	$5,937,050	$5,146,887

The following table presents the components of restricted assets.

	December 31,
(dollars in thousands)	2025	2024
Assets held in trust or on deposit to support underwriting activities	$5,401,433	$4,727,799
Assets pledged as security for letters of credit and guarantees	535,617	419,088
Total	$5,937,050	$5,146,887

g) At December 31, 2025 and 2024, investments in securities issued by the U.S. Treasury, U.S. government agencies, and U.S. government-sponsored enterprises were the only investments in any one issuer that exceeded 10% of shareholders' equity.

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

10K - 91

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

Fair value for available-for-sale investments and equity securities is measured based upon quoted prices in active markets, if available. Due to variations in trading volumes and the lack of quoted market prices, fixed maturity securities are classified as Level 2 investments. The fair value of fixed maturity securities is normally derived through recent reported trades for identical or similar securities, making adjustments through the reporting date based upon available market observable data previously described. If there are no recent reported trades, the fair value of fixed maturity securities may be derived through the use of matrix pricing or model processes, where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Significant inputs used to determine the fair value of obligations of states, municipalities and political subdivisions, corporate and university bonds, and obligations of foreign governments, agencies and supranationals include reported trades, benchmark yields, issuer spreads, bids, offers, credit information, and estimated cash flows. Significant inputs used to determine the fair value of mortgage-backed securities include the type of underlying assets, benchmark yields, prepayment speeds, collateral information, tranche type and volatility, estimated cash flows, credit information, default rates, recovery rates, issuer spreads, and the year of issue.

Senior long-term debt and other debt. Senior long-term debt and other debt is carried at amortized cost with the estimated fair value disclosed on the consolidated balance sheets. Senior long-term debt and other debt is classified as Level 2 within the fair value hierarchy due to variations in trading volumes and the lack of quoted market prices. Fair value is generally derived through recent reported trades, making adjustments through the reporting date, if necessary, based upon available market observable data including U.S. Treasury securities and implied credit spreads. Significant inputs used to determine the fair value of senior long-term debt and other debt include reported trades, benchmark yields, issuer spreads, bids, and offers.

10K - 92

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,927,907	$—	$5,927,907
U.S. government-sponsored enterprises	—	1,640,234	—	1,640,234
Obligations of states, municipalities, and political subdivisions	—	3,672,468	—	3,672,468
Foreign governments, agencies, and supranationals	—	3,374,915	—	3,374,915
Agency mortgage-backed securities	—	2,901,120	—	2,901,120
Non-agency mortgage-backed securities	—	65,758	—	65,758
Corporate and university bonds	—	215,584	—	215,584
Total fixed maturity securities, available-for-sale	—	17,797,986	—	17,797,986
Equity securities:
Insurance, banks, and other financial institutions	5,441,617	—	—	5,441,617
Industrial, consumer, and all other	7,562,695	—	—	7,562,695
Total equity securities	13,004,312	—	—	13,004,312
Short-term investments, available-for-sale	1,843,163	190,499	—	2,033,662
Total investments	$14,847,475	$17,988,485	$—	$32,835,960

	December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,087,858	$—	$5,087,858
U.S. government-sponsored enterprises	—	1,346,236	—	1,346,236
Obligations of states, municipalities, and political subdivisions	—	3,619,492	—	3,619,492
Foreign governments, agencies, and supranationals	—	2,706,523	—	2,706,523
Agency mortgage-backed securities	—	2,649,813	—	2,649,813
Non-agency mortgage-backed securities	—	118,030	—	118,030
Corporate and university bonds	—	217,587	—	217,587
Total fixed maturity securities, available-for-sale	—	15,745,539	—	15,745,539
Equity securities:
Insurance, banks, and other financial institutions	4,968,736	—	1,384	4,970,120
Industrial, consumer, and all other	6,814,401	—	—	6,814,401
Total equity securities	11,783,137	—	1,384	11,784,521
Short-term investments, available-for-sale	2,363,736	161,174	—	2,524,910
Total investments	$14,146,873	$15,906,713	$1,384	$30,054,970

Except as disclosed in note 3, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2025 and 2024.

10K - 93

6. Equity Method Investments

The Company's equity method investments, which are included in other assets on the consolidated balance sheets, totaled $737.6 million and $862.5 million as of December 31, 2025 and 2024, respectively. As of December 31, 2024, the Company's equity method investments included its 2024 investment in EPI, which was consolidated in 2025. See note 3.

The Company's proportionate share of earnings in its equity method investments was income of $70.4 million and $58.7 million for the years ended December 31, 2025 and 2024, respectively, and losses of $2.1 million for the year ended December 31, 2023.

Hagerty, Inc.

The Company's most significant equity method investment is an investment in Hagerty, Inc. (Hagerty), which is accounted for on a quarter lag. Hagerty is an automotive enthusiast brand offering integrated membership products and programs as well as a specialty insurance provider focused on the global automobile enthusiast market. The Company's ownership interest in Hagerty was 23% as of December 31, 2025 and 2024. The Company's investment is comprised of Class A common shares, which are listed for trading on the New York Stock Exchange, as well as Class V common shares, associated with the Company's original investment, that have special voting rights and can be converted on a one-for-one basis into Class A common shares. The Company accounts for its investment under the equity method as it is deemed to have the ability to exercise significant influence over Hagerty's operating and financial policies through a combination of its voting interest, its right to designate a board member, and business it conducts with Hagerty.

As of December 31, 2025 and 2024, the carrying value of the Company's investment in Hagerty was $276.9 million and $264.7 million, respectively. As of December 31, 2025 and 2024, the estimated value of the Company's investment, based on the closing stock price of Hagerty's Class A common shares, was $1.0 billion and $753.7 million, respectively.

See note 18 for further details regarding related party transactions with Hagerty.

7. Receivables

The following table presents the components of receivables.

	December 31,
(dollars in thousands)	2025	2024
Premiums receivable	$2,967,637	$2,799,453
Trade and other business receivables	1,008,824	829,035
Other	39,734	31,620
	4,016,195	3,660,108
Allowance for credit losses	(51,597)	(33,309)
Receivables	$3,964,598	$3,626,799

10K - 94

8. Goodwill and Intangible Assets

The following table presents a rollforward of the components of goodwill by reportable segment.

(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Total
January 1, 2024	$996,813	$778,328	$490,281	$359,327	$2,624,749
Acquisitions (note 3)	—	108,660	—	5,929	114,589
Foreign currency movements and other adjustments	(3,036)	(431)	—	(4)	(3,471)
December 31, 2024 (1)	$993,777	$886,557	$490,281	$365,252	$2,735,867
Acquisitions (note 3)	27,250	528	—	85,994	113,772
Adjustments to preliminary purchase price allocation	—	(34,861)	—	—	(34,861)
Foreign currency movements and other adjustments	4,380	3,048	—	(115)	7,313
December 31, 2025 (1)	$1,025,407	$855,272	$490,281	$451,131	$2,822,091
(1)    As of December 31, 2025 and 2024, the Company's goodwill was net of accumulated impairment losses of $190.6 million, of which $171.9 million was in the Financial segment and $18.7 million was in the Industrial segment.

As a result of the Company's segment changes in 2025, the Company reassessed its reporting units. For any changes in reporting units that resulted in a reallocation of goodwill, the Company tested goodwill for impairment immediately prior to the change in reporting units and determined that there was no impairment of goodwill. The Company completed its annual tests for goodwill and indefinite-lived intangible asset impairment as of October 1, 2025 based upon results of operations through September 30, 2025. See note 1 for further details regarding impairment testing. There was no impairment of goodwill or indefinite-lived intangible assets during 2025, 2024, or 2023.

The following table presents a rollforward of net intangible assets by reportable segment.

(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
January 1, 2024	$284,736	$525,468	$561,884	$210,596	$6,000	$1,588,684
Acquisitions (note 3)	—	51,409	—	1,500	—	52,909
Amortization of acquired intangible assets	(34,966)	(54,956)	(65,272)	(26,278)	—	(181,472)
Foreign currency movements and other adjustments	(655)	105	—	49	—	(501)
December 31, 2024	$249,115	$522,026	$496,612	$185,867	$6,000	$1,459,620
Acquisitions (note 3)	17,000	20,785	—	198,300	—	236,085
Sale of Global Reinsurance renewal rights	(10,698)	—	—	—	—	(10,698)
Amortization of acquired intangible assets	(37,231)	(60,110)	(60,703)	(26,963)	—	(185,007)
Adjustments to preliminary purchase price allocations	—	43,542	—	—	—	43,542
Foreign currency movements and other adjustments	936	106	—	(1,582)	—	(540)
December 31, 2025	$219,122	$526,349	$435,909	$355,622	$6,000	$1,543,002

Amortization of acquired intangible assets is estimated to be $169.9 million for 2026, $159.5 million for 2027, $151.0 million for 2028, $148.2 million for 2029, and $138.6 million for 2030. At December 31, 2025 and 2024, indefinite-lived intangible assets were $250.4 million and $90.4 million, respectively. In 2025, the Company acquired a $160.0 million indefinite-lived intangible asset for a designation from the U.S. Department of State that provides authorization to sponsor international teachers for placements in schools in the U.S. See note 3.

10K - 95

The following table presents the components of intangible assets.

	December 31,
	2025		2024
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$1,504,162	$(758,562)	$1,488,796	$(699,550)
Investment management agreements	464,000	(207,894)	464,000	(178,727)
Broker and agent relationships	294,542	(196,282)	295,694	(182,139)
Trade names	316,179	(177,602)	305,381	(157,494)
U.S. Department of State designation	160,000	—	—	—
Technology	115,148	(111,370)	113,187	(107,727)
Insurance licenses	72,333	—	72,333	—
Other	192,019	(123,671)	159,603	(113,737)
Total	$3,118,383	$(1,575,381)	$2,898,994	$(1,439,374)
9. Leases

The Company's leases primarily consist of operating leases for real estate and equipment and have remaining terms of up to 17 years. Total lease costs for operating leases were $188.7 million, $169.0 million, and $148.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table summarizes details for the Company's operating leases recorded on the consolidated balance sheets.

	December 31,
(dollars in thousands)	2025	2024
Right-of-use lease assets	$658,180	$681,405
Lease liabilities	$710,037	$723,924
Weighted average remaining lease term	8.5 years	9.0 years
Weighted average discount rate	4.6%	4.3%

During the years ended December 31, 2025, 2024, and 2023, the Company obtained operating right-of-use lease assets of $66.9 million, $111.3 million, and $130.2 million, respectively, in exchange for operating lease obligations.

The following table summarizes maturities of the Company's operating lease liabilities as of December 31, 2025, which reconciles to total operating lease liabilities included in other liabilities on the Company's consolidated balance sheet.

Years Ending December 31,	(dollars in thousands)
2026	$140,415
2027	121,071
2028	104,741
2029	89,707
2030	76,398
2031 and thereafter	339,791
Total lease payments	872,123
Less imputed interest	(162,086)
Total operating lease liabilities	$710,037

10K - 96

10. Products, Services, and Other Revenues

The following tables present revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues in the consolidated statements of income and comprehensive income, along with a reconciliation to the total of products revenues and services and other revenues.

	Year Ended December 31, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$1,591,519	$—	$957,885	$—	$2,549,404
Services	10,521	2,171,322	1,275	353,403	—	2,536,521
Management fees	—	—	161,890	—	—	161,890
Total revenues from contracts with customers	10,521	3,762,841	163,165	1,311,288	—	5,247,815
Leasing revenues	—	163,786	—	68,085	—	231,871
Fronting fees	52,904	—	172,403	—	—	225,307
Equity method and other investments income	12,144	350	48,353	—	52,020	112,867
Other	4,468	1,272	—	3,539	—	9,279
Total products, services, and other revenues	$80,037	$3,928,249	$383,921	$1,382,912	$52,020	$5,827,139

	Year Ended December 31, 2024
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$1,662,910	$—	$944,671	$—	$2,607,581
Services	9,365	2,001,383	828	314,439	—	2,326,015
Management fees	—	—	97,226	—	—	97,226
Total revenues from contracts with customers	9,365	3,664,293	98,054	1,259,110	—	5,030,822
Leasing revenues	—	112,846	—	63,447	—	176,293
Fronting fees	32,953	—	154,527	—	—	187,480
Equity method and other investments income (loss)	11,974	574	(309)	—	46,591	58,830
Other	532	1,903	—	4,776	—	7,211
Total products, services, and other revenues	$54,824	$3,779,616	$252,272	$1,327,333	$46,591	$5,460,636

	Year Ended December 31, 2023
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$1,628,722	$—	$858,332	$—	$2,487,054
Services	9,525	1,937,158	816	325,703	—	2,273,202
Management fees	—	—	99,509	—	—	99,509
Total revenues from contracts with customers	9,525	3,565,880	100,325	1,184,035	—	4,859,765
Leasing revenues	—	129,072	—	59,832	—	188,904
Fronting fees	20,740	—	134,098	—	—	154,838
Equity method and other investments loss	(243)	(2,490)	(9,815)	—	(1,050)	(13,598)
Disposition gains	—	—	16,923	—	—	16,923
Other	3,350	36,179	—	3,204	—	42,733
Total products, services, and other revenues	$33,372	$3,728,641	$241,531	$1,247,071	$(1,050)	$5,249,565

Receivables from contracts with customers, net of allowances for credit losses, were $692.4 million and $593.8 million as of December 31, 2025 and 2024, respectively.

10K - 97

11. Unpaid Losses and Loss Adjustment Expenses

a) The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Gross reserves for losses and loss adjustment expenses, beginning of year	$26,633,094	$23,483,321	$20,947,898
Reinsurance recoverables on unpaid losses, beginning of year	11,120,367	8,820,567	7,994,884
Net reserves for losses and loss adjustment expenses, beginning of year	15,512,727	14,662,754	12,953,014
Effect of foreign currency rate changes on beginning of year balance	169,371	(78,702)	70,344
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	15,682,098	14,584,052	13,023,358
Incurred losses and loss adjustment expenses:
Current accident year	5,568,171	5,508,059	5,360,559
Prior accident years	(488,326)	(455,310)	(38,550)
Total incurred losses and loss adjustment expenses	5,079,845	5,052,749	5,322,009
Payments:
Current accident year	737,990	720,178	729,895
Prior accident years	3,627,061	3,239,999	2,663,165
Total payments	4,365,051	3,960,177	3,393,060
Effect of foreign currency rate changes on current year activity	(162)	(3,934)	(1,532)
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re (see note 17)	(2,005)	(159,963)	(162,954)
Commutation of ceded reinsurance contracts	312,244	—	—
Reinsurance recoverable on retroactive reinsurance transactions	—	—	(125,067)
Net reserves for losses and loss adjustment expenses, end of year	16,706,969	15,512,727	14,662,754
Reinsurance recoverables on unpaid losses, end of year	14,150,484	11,120,367	8,820,567
Gross reserves for losses and loss adjustment expenses, end of year	$30,857,453	$26,633,094	$23,483,321

In 2025, the Company, through its program services operations, entered into a retroactive reinsurance contract on behalf of Longtail Re Ltd. (Longtail Re), a third-party capacity provider, under which it assumed loss reserves for a portfolio of insurance policies that were concurrently ceded to Longtail Re. As a result of this transaction, the Company recorded $1.3 billion of gross losses and loss adjustment expenses and $1.3 billion of corresponding reinsurance recoverables. The transaction had no impact on the Company's net reserves for losses and loss adjustment expenses.

In 2025, the Company commuted a portfolio of ceded reinsurance contracts with certain Nephila Reinsurers (see note 18) consisting of property catastrophe and brokerage property exposures for policy years 2023 and prior. Gross and ceded reserves for losses and loss adjustment expenses on the commuted contracts totaled $312.2 million, for which the Company received cash payments of $292.7 million.

In 2025, current accident year losses and loss adjustment expenses included $61.9 million of net losses and loss adjustment expenses attributed to the series of wildfires that occurred in southern California in January 2025. These losses and loss adjustment expenses were net of ceded losses of $67.6 million.

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

10K - 98

In 2023, the Company completed a retroactive reinsurance transaction to cede its portfolio of policies comprised of liabilities for its run-off book of United Kingdom (U.K.) motor casualty business in exchange for payments totaling $125.1 million, which approximated the carrying value of the Company's reserves for losses and loss adjustment expenses on the ceded policies.

b) Reserving Methodology

Unpaid losses and loss adjustment expenses totaled $30.9 billion as of December 31, 2025, which included $22.1 billion attributable to underwriting activities and $8.8 billion attributable to fronting activities. Reinsurance recoverables attributable to underwriting activities and fronting activities were $5.4 billion and $8.8 billion, respectively, as of December 31, 2025.

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

There is a time lag between when a loss event occurs and when it is reported to the Company, and some claims may not be reported for many years. As a result, the liability for unpaid losses and loss adjustment expenses includes significant estimates for IBNR claims.

The actuarial methods that the Company uses to estimate ultimate losses have been designed to address the lag in loss reporting as well as the delay in obtaining information that would allow the Company to more accurately estimate future payments. The reporting lag can be more pronounced in reinsurance contracts than in the insurance contracts due to a time lag between cedents establishing case reserves or re-estimating their reserves and notifying the Company of those new or revised case reserves. There may also be a more pronounced reporting lag on insurance contracts for which the Company is not the primary insurer and participates only in excess layers of loss. Based on the experience of the Company's actuaries and management, the Company selects loss development factors and trending techniques to mitigate the difficulties caused by reporting lags. At least annually, the Company evaluates its loss development factors and trending assumptions using its own loss data, as well as cedent-specific and industry data, and updates them as needed.

IBNR reserves are based on the estimated ultimate cost of settling claims using past experience adjusted for current trends and any other factors that would modify past experience. IBNR reserves are calculated by subtracting paid losses and loss adjustment expenses and case reserves from estimated ultimate losses and loss adjustment expenses. IBNR reserves were 69% of total unpaid losses and loss adjustment expenses at December 31, 2025 compared to 71% at December 31, 2024.

In establishing liabilities for unpaid losses and loss adjustment expenses, the Company's actuaries estimate an ultimate loss ratio, by accident year or underwriting year, for each product line with input from underwriting and claims personnel. For product lines in the Company's international insurance and run-off reinsurance operations, where loss reserves are established on an underwriting year basis, the Company has developed a methodology to convert from underwriting year to accident year for financial reporting purposes.

In estimating an ultimate loss ratio for a particular line of business, the actuaries may use one or more actuarial reserving methods and select from these a single point estimate. To varying degrees, these methods include detailed statistical analysis of past claim reporting, settlement activity, claim frequency and severity, policyholder loss experience, industry loss experience, and changes in market and economic conditions, policy forms and exposures.

Greater judgment may be required when new product lines are introduced or when there have been changes in claims handling practices, as the statistical data available may be insufficient. Greater judgment also may be required for product lines that experience a low frequency of high severity claims, particularly when the Company is reliant on third-party case reserve estimates and claims handling practices. These estimates also reflect implicit and explicit assumptions regarding the potential effects of external factors, including economic and social inflation, judicial decisions, changes in law, general economic conditions, and recent trends in these factors. Management believes the process of evaluating past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events.

10K - 99

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

c) Prior Accident Year Loss Development

The following tables summarize the product lines with the most significant changes in prior accident years loss reserves for the years ended December 31, 2025, 2024, and 2023, along with the corresponding accident years and the trends and factors that impacted management's best estimate of ultimate losses and loss adjustment expenses on underlying products in each of these product lines. In 2025, the Global Reinsurance division of Markel Insurance entered into run-off. The following tables have summarized the loss development by product line of the rest of the Markel Insurance segment separate from the Global Reinsurance division. The Company does not estimate losses at the level of aggregation presented within the tables as it offers a diverse portfolio of products and manages these products in more disaggregated groupings.

10K - 100

	Year Ended December 31, 2025
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Markel Insurance segment:
Marine and energy	$(170.4)	2022 to 2024	Lower loss frequency and severity than previously anticipated
General liability	(101.9)	2024	Driven by the impact of an increase in the estimate of reinsurance coverage and in turn ceded losses on a large ceded reinsurance contract
Workers' compensation	(68.4)	2021 to 2024	Lower loss frequency than previously anticipated
Property	(66.5)	2023 and 2024	More favorable loss experience than previously anticipated
Programs	(60.6)	2023 and 2024	More favorable loss experience than previously anticipated on various programs
Credit and surety	(41.8)	2020 to 2024	Lower loss frequency and severity than previously anticipated
Professional liability
U.S.	41.6	2022 and 2023	Adverse loss development trends on the run-off risk-managed directors and officers product lines driven by increased loss severity
International	(32.6)	2022 to 2024	Lower loss frequency and severity than previously anticipated, including on the cyber portfolio
Other insurance products	(2.0)
Global Reinsurance	18.6	2019 and 2023	Large reported claims and adverse loss development trends on general liability product lines, partially offset by net favorable development on other product lines
Total Markel Insurance	(484.0)
Financial segment	(4.3)
Total decrease	$(488.3)

	Year Ended December 31, 2024
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Markel Insurance segment:
Professional liability
International	$(152.6)	2021 to 2023	Lower loss frequency and severity than previously anticipated, including on the cyber portfolio and middle market accounts
U.S.	111.8	2017 to 2023	Adverse loss development trends on the run-off risk-managed directors and officers product lines driven by increased loss severity
Property	(95.6)	2020 and 2023	Lower loss frequency and severity than previously anticipated across a number of subclasses in the U.S. and international portfolios
General liability	(89.3)	2022 and 2023	More favorable loss experience within the U.S. business, as well as lower loss frequency and severity than previously anticipated on the international excess and umbrella product line
Marine and energy	(58.5)	2021 to 2023	More favorable loss experience than previously anticipated
Programs	(53.9)	2022 and 2023	Lower loss frequency and severity than previously anticipated on certain programs
Credit and surety	(51.5)	2021 to 2023	Lower loss frequency and severity than previously anticipated driven by the international trade credit product line
Other insurance products	(65.9)
Global Reinsurance	0.6	Several
Adverse development due to increased frequency of large claims across the discontinued public entity product line, which was offset by lower loss severity and more favorable loss experience than previously anticipated on workers' compensation and professional liability product lines

Total Markel Insurance	(454.9)
Financial segment	(0.4)
Total decrease	$(455.3)

10K - 101

	Year Ended December 31, 2023
(dollars in millions)	Loss Development	Accident Years with Most Significant Development	Trends and Factors Impacting Loss Estimates
Markel Insurance segment:
General liability
U.S.	$256.5	2016 to 2021	Increased frequency of large claims and unfavorable loss cost trends, primarily on primary casualty contractors' liability and excess and umbrella product lines
International	(11.5)	2020 to 2022	Lower loss frequency and severity than previously anticipated
Professional liability
U.S.	70.3	Several	Increased frequency of large claims and unfavorable loss cost trends, primarily on risk-managed errors and omissions product line
International	(97.9)	2020	Lower loss frequency and severity than previously anticipated
Property	(90.0)	2020 to 2022	Lower loss severity than previously anticipated and net favorable development on catastrophe events
Marine and energy	(76.5)	2021 and 2022	Lower loss severity than previously anticipated
Personal lines	(42.8)	2022	Lower loss frequency and severity than previously anticipated
Workers' compensation	(34.9)	2021 and 2022	Lower loss severity than previously anticipated
Other insurance products	(83.0)
Global Reinsurance	73.1	Several	Large reported claims and adverse loss development trends on general liability and discontinued public entity product lines, partially offset by net favorable development on other product lines
Total Markel Insurance	(36.7)
Financial segment	(1.9)
Total decrease	$(38.6)

As a result of the trends and factors described in the tables, the Company's actuaries adjusted their estimates of the ultimate liability for unpaid losses and loss adjustment expenses in the respective periods. For those product lines with favorable development on prior accident years loss reserves, management has now given greater credibility to the favorable trends observed by the Company's actuaries and, upon incorporating these favorable trends into its best estimate, reduced prior years loss reserves accordingly.

In 2023, the unfavorable claims and loss trends experienced on the Company's U.S. general liability and professional liability product lines disrupted the Company's favorable historic claims development trends, reflecting broader market conditions, including the effects of economic and social inflation. In 2024, the Company's U.S. professional liability product lines continued to experience many of these same trends, while the U.S. general liability product lines began to stabilize, resulting in modest favorable development as management gave more credibility to the favorable trends observed by the Company's actuaries. In 2025, while certain of the Company's U.S. professional liability product lines began to stabilize, the Company's run-off risk-managed directors and officers product lines experienced notable adverse development, resulting in net adverse development across the Company's U.S. professional liability product lines.

Consistent with the Company's reserving philosophy, management responds quickly to increase loss reserves following any indication of increased claims frequency or severity in excess of previous expectations, however in instances where trends have been more favorable than previously anticipated, management will wait to reduce loss reserves until those trends are observed over additional periods of time.

10K - 102

d) Historic Loss Development

The following tables present undiscounted loss development information, by accident year, for the Company's Markel Insurance segment, including cumulative incurred and paid losses and allocated loss adjustment expenses, net of reinsurance, as well as the corresponding amount of IBNR reserves as of December 31, 2025. Loss development for the Markel Insurance segment's Global Reinsurance division, which is in run-off, is presented separately from loss development for the rest of the segment. This level of disaggregation is consistent with how the Company analyzes loss reserves for both internal and external reporting purposes. The loss development information for the years ended December 31, 2016 through 2024 is presented as supplementary information. All amounts included in the following tables related to transactions denominated in a foreign currency have been translated into U.S. Dollars using the exchange rates in effect at December 31, 2025.

During 2025, the Company revised and improved the methodology used within its international insurance operations to convert loss reserves established on an underwriting year basis to an accident year basis for financial reporting purposes as part of its implementation of a new data warehousing and reporting system. The new system also provided for improvements in the methodology to allocate changes in estimates of ultimate losses and loss adjustment expenses by underwriting year to accident year.

Upon implementation of the new system, the Company applied the new methodology to its ultimate incurred losses and allocated loss adjustment expenses, which resulted in a change in the accident year allocation of ultimate incurred losses and allocated loss adjustment expenses for financial reporting purposes, including for accident years that are not presented in the tables below. There was no change in the Company's estimate of total ultimate incurred losses and allocated loss adjustment expenses as a result of the application of the new methodology.

The Company has recast prior period amounts for ultimate incurred losses and allocated loss adjustment expenses presented in the following tables to reflect its change in estimate of the allocation of accident year loss reserves in 2025 to the annual periods that gave rise to the change.

The difference between the loss development implied by the tables for the year ended December 31, 2025 and actual losses and loss adjustment expenses recognized on prior accident years is primarily attributed to the fact that amounts presented in these tables exclude amounts attributed to the 2015 and prior accident years. The remaining difference is attributed to the fact that amounts presented in these tables exclude unallocated loss adjustment expenses, as well as differences in the presentation of foreign currency movements, as previously described, none of which are material.

The Markel Insurance segment excluding its Global Reinsurance division table that follows also includes claim count information, by accident year. The Company defines a claim as a single claim incident, per policy, which may include multiple claimants and multiple coverages on a single policy. Claim counts include claims closed without a payment as well as claims where the Company is monitoring to determine if an exposure exists, even if a reserve has not been established. Variability in claim counts in the table is primarily attributable to claim counts on pet health liability, a product which has a high claim frequency and low claim severity. There was an elevated number of claims on this product line in 2018, 2019, and 2020. The related net incurred losses and allocated loss adjustment expenses are not material.

All of the business contained within the Markel Insurance segment's Global Reinsurance division is assumed from other insurance or reinsurance companies, for which the Company does not have access to the underlying claim counts. Further, this business includes both quota share and excess of loss treaty reinsurance, through which only a portion of each reported claim results in losses to the Company. As such, the Company has excluded claim count information from the Global Reinsurance division disclosures.

10K - 103

Markel Insurance Segment excluding Global Reinsurance Division

(dollars in millions)	Ultimate Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not-Reported Liabilities, Net of Reinsurance	Cumulative Number of Reported Claims
	Unaudited									As of December 31,
	As of December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	December 31, 2025
2016	$1,957.8	$1,955.0	$1,823.3	$1,755.4	$1,730.9	$1,710.7	$1,718.0	$1,778.8	$1,758.3	$1,769.1	$32.0	102,000
2017		2,547.4	2,406.9	2,278.6	2,230.6	2,206.9	2,232.5	2,310.4	2,353.9	2,356.6	158.3	133,000
2018			2,407.9	2,298.4	2,169.6	2,125.5	2,222.6	2,344.7	2,424.9	2,427.2	147.7	163,000
2019				2,608.5	2,466.2	2,356.5	2,384.6	2,511.7	2,527.5	2,551.9	136.1	199,000
2020					3,141.3	2,879.2	2,840.5	2,821.0	2,817.0	2,848.4	329.0	165,000
2021						3,039.0	2,930.0	2,854.4	2,792.2	2,758.7	339.4	136,000
2022							3,591.3	3,315.1	3,320.1	3,358.4	931.2	143,000
2023								4,221.7	3,743.4	3,684.5	1,111.2	150,000
2024									4,268.1	3,708.0	1,746.4	153,000
2025										4,396.6	3,311.0	125,000
Total										$29,859.4

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited									As of December 31,
	As of December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$386.5	$787.1	$1,030.7	$1,223.4	$1,334.9	$1,429.9	$1,514.4	$1,574.1	$1,628.7	$1,622.6
2017		471.4	1,096.8	1,410.2	1,590.3	1,760.4	1,890.3	1,999.5	2,077.3	2,103.4
2018			436.5	958.2	1,232.1	1,439.5	1,617.0	1,808.9	1,969.2	2,097.7
2019				457.1	917.1	1,196.6	1,510.2	1,842.5	2,036.3	2,230.4
2020					524.4	1,100.3	1,469.9	1,727.8	1,994.6	2,277.3
2021						421.7	939.3	1,342.4	1,733.4	1,974.7
2022							406.3	957.0	1,463.1	1,793.0
2023								482.9	1,246.8	1,822.6
2024									517.8	1,226.6
2025										532.7
Total										$17,681.0
All outstanding liabilities for unpaid losses and loss adjustment expenses before 2016, net of reinsurance										444.4
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$12,622.8

10K - 104

Global Reinsurance Division

	Ultimate Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not-Reported Liabilities, Net of Reinsurance
	Unaudited									As of December 31,
(dollars in millions)	As of December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	December 31, 2025
2016	$408.8	$423.4	$437.1	$440.3	$447.8	$454.8	$455.9	$479.0	$467.3	$466.5	$25.2
2017		665.5	706.7	720.7	722.9	719.1	731.4	751.9	751.8	759.6	45.6
2018			716.0	743.5	740.5	736.7	739.5	776.0	770.3	771.9	52.1
2019				657.7	669.8	692.0	684.4	731.2	742.0	777.2	106.8
2020					690.2	747.1	756.1	766.3	775.0	753.9	157.3
2021						687.3	683.6	704.9	705.9	715.4	212.9
2022							673.3	611.6	629.2	628.0	320.3
2023								692.4	687.2	713.0	394.2
2024									778.5	748.4	577.7
2025										783.8	713.9
Total										$7,117.7

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	Unaudited									As of December 31,
	As of December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$65.1	$135.3	$192.4	$242.6	$288.8	$316.4	$349.6	$378.4	$398.5	$417.5
2017		114.7	233.4	336.7	427.9	481.4	543.5	590.6	633.2	661.5
2018			84.3	229.5	327.8	405.9	476.4	543.3	615.0	648.9
2019				51.6	168.0	259.6	353.2	443.4	517.8	588.1
2020					91.8	202.9	312.8	388.6	467.8	530.6
2021						77.2	172.1	241.6	328.5	415.5
2022							21.2	65.1	140.9	227.5
2023								25.3	83.6	218.9
2024									25.4	100.7
2025										39.9
Total										$3,849.1
All outstanding liabilities for unpaid losses and loss adjustment expenses before 2016, net of reinsurance										295.7
Total liabilities for unpaid losses and loss adjustment expenses, net of reinsurance										$3,564.3

The following table presents supplementary information about average historical claims duration as of December 31, 2025 based on the cumulative incurred and paid losses and allocated loss adjustment expenses presented above.

	Average Annual Percentage Payout of Incurred Losses by Age (in Years), Net of Reinsurance
Unaudited	1	2	3	4	5	6	7	8	9	10
Markel Insurance excluding Global Reinsurance	16.3%	20.4%	13.9%	9.8%	8.7%	7.3%	5.9%	4.0%	2.1%	(0.3)%
Global Reinsurance	8.5%	13.1%	13.2%	11.6%	10.1%	8.1%	7.9%	5.4%	4.0%	4.1%

10K - 105

The following table reconciles the net incurred and paid loss development tables to the liability for losses and loss adjustment expenses on the consolidated balance sheet.

(dollars in thousands)	December 31, 2025
Net outstanding liabilities
Markel Insurance segment excluding Global Reinsurance division	$12,622,814
Global Reinsurance division	3,564,327
Financial segment	41,389
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	16,228,530

Reinsurance recoverable on unpaid losses
Markel Insurance segment excluding Global Reinsurance division	5,549,281
Global Reinsurance division	267,628
Financial segment	8,333,575
Total reinsurance recoverable on unpaid losses	14,150,484

Unallocated loss adjustment expenses	478,439
Total gross liability for unpaid losses and loss adjustment expenses	$30,857,453

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

Underwriting

Within its underwriting operations, the Company uses reinsurance and retrocessional reinsurance to manage its net retention on individual risks and overall exposure to losses while providing it with the ability to offer policies with sufficient limits to meet policyholder needs.

Within the Company's underwriting operations, at December 31, 2025, balances recoverable from the ten largest reinsurers, by group, represented 63% of the $5.8 billion reinsurance recoverables before considering reinsurance allowances and collateral. As of December 31, 2024, balances recoverable from the ten largest reinsurers, by group, represented 63% of the $5.0 billion reinsurance recoverables before considering reinsurance allowances and collateral. At December 31, 2025, the largest reinsurance balance was due from RenaissanceRe and represented 21% of reinsurance recoverables before considering reinsurance allowances and collateral.

Fronting

Within its fronting operations, the Company generally enters into quota share reinsurance agreements whereby the Company cedes to the capacity providers (reinsurers) substantially all of its gross liability under the policies issued by the Company. However, there are certain programs that contain limits on the reinsurers' obligations to the Company that expose the Company to underwriting risk, including loss ratio caps, exclusions of the credit risk of producers, and aggregate reinsurance limits that the Company believes are unlikely to be exceeded. The Company also remains exposed to the credit risk of the reinsurer, or the risk that one of its reinsurers becomes insolvent or otherwise unable or unwilling to pay policyholder claims. This credit risk is generally mitigated by either selecting well capitalized, highly rated authorized capacity providers or requiring that the capacity provider post substantial collateral to secure the reinsured risks, which, in some instances, exceeds the related reinsurance recoverable.

Within the Company's program services operations, at December 31, 2025, balances recoverable from the ten largest reinsurers, by group, represented 63% of the $8.8 billion reinsurance recoverables before considering reinsurance allowances
10K - 106

and collateral. As of December 31, 2024, balances recoverable from the ten largest reinsurers, by group, represented 55% of the $6.0 billion reinsurance recoverables before considering reinsurance allowances and collateral. At December 31, 2025, the largest reinsurance balance was due from Longtail Re and represented 26% of reinsurance recoverables before considering reinsurance allowances and collateral. The reinsurance balance due from Longtail Re, as of December 31, 2025, was fully collateralized.

All of the other business fronted by the Company is on behalf of Nephila; therefore, substantially all of the reinsurance recoverables within these operations are attributable to unconsolidated entities managed by Nephila, which are considered related parties. See note 18.

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned. Fronting premiums are attributable to business written on behalf of third-party capacity providers, substantially all of which are ceded.

	Year Ended December 31, 2025
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$9,290,639	$1,670,815	$(2,243,961)	$8,717,493
Earned	$9,049,301	$1,768,441	$(2,102,467)	$8,715,275
Fronting:
Written	3,022,177	2,539,806	(5,561,647)	336
Earned	3,287,788	2,292,526	(5,579,922)	392
Consolidated:
Written	$12,312,816	$4,210,621	$(7,805,608)	$8,717,829
Earned	$12,337,089	$4,060,967	$(7,682,389)	$8,715,667

	Year Ended December 31, 2024
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$8,860,015	$1,691,858	$(2,252,122)	$8,299,751
Earned	$8,801,477	$1,628,408	$(1,993,895)	$8,435,990
Fronting:
Written	3,234,025	1,708,733	(4,946,334)	(3,576)
Earned	3,053,947	1,559,599	(4,617,124)	(3,578)
Consolidated:
Written	$12,094,040	$3,400,591	$(7,198,456)	$8,296,175
Earned	$11,855,424	$3,188,007	$(6,611,019)	$8,432,412

	Year Ended December 31, 2023
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$8,657,266	$1,620,366	$(1,878,844)	$8,398,788
Earned	$8,363,710	$1,616,630	$(1,683,648)	$8,296,692
Fronting:
Written	2,649,217	1,075,388	(3,725,818)	(1,213)
Earned	2,636,179	937,400	(3,574,792)	(1,213)
Consolidated:
Written	$11,306,483	$2,695,754	$(5,604,662)	$8,397,575
Earned	$10,999,889	$2,554,030	$(5,258,440)	$8,295,479

10K - 107

	Year Ended December 31,
	2025	2024	2023
Ceded earned premiums to gross earned premiums	47%	44%	39%
Assumed earned premiums to net earned premiums	47%	38%	31%

Substantially all of the incurred losses and loss adjustment expenses related to the Company's fronted premiums were ceded. These gross losses totaled $4.1 billion, $3.5 billion, and $2.5 billion for the years ended December 31, 2025, 2024, and 2023 respectively.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Gross losses and loss adjustment expenses	$6,812,815	$6,970,871	$6,817,630
Ceded losses and loss adjustment expenses	(1,731,136)	(1,917,318)	(1,496,265)
Net losses and loss adjustment expenses	$5,081,679	$5,053,553	$5,321,365

13. Life and Annuity Benefits

The following table presents the components of the Company's liabilities for life and annuity benefits, which are included in other liabilities on the Company's consolidated balance sheets.

	December 31,
(dollars in thousands)	2025	2024
Liability for future policyholder benefits	$485,514	$491,370
Deferred profit liability	58,836	51,482
Other	37,285	40,421
Total	$581,635	$583,273

The following table summarizes additional details for the Company's liability for future policyholder benefits.

	December 31,
(dollars in thousands)	2025	2024
Liability for future policyholder benefits, undiscounted	$732,878	$737,575
Current weighted-average discount rate	4.2%	4.0%
Weighted-average liability duration	7.8 years	8.3 years

10K - 108

14. Senior Long-Term Debt and Other Debt

The following table summarizes the Company's senior long-term debt and other debt.

	December 31,
(dollars in thousands)	2025	2024
3.50% unsecured senior notes, due November 1, 2027, interest payable semi-annually, net of unamortized discount of $428 in 2025 and $592 in 2024	$299,483	$299,236
3.35% unsecured senior notes, due September 17, 2029, interest payable semi-annually, net of unamortized discount of $970 in 2025 and $1,174 in 2024	298,844	298,590
7.35% unsecured senior notes, due August 15, 2034, interest payable semi-annually, net of unamortized discount of $892 in 2025 and $663 in 2024	128,923	129,148
5.0% unsecured senior notes, due March 30, 2043, interest payable semi-annually, net of unamortized discount of $4,471 in 2025 and $4,087 in 2024	245,315	245,687
5.0% unsecured senior notes, due April 5, 2046, interest payable semi-annually, net of unamortized discount of $5,333 in 2025 and $5,202 in 2024	494,035	494,135
4.30% unsecured senior notes, due November 1, 2047, interest payable semi-annually, net of unamortized discount of $3,514 in 2025 and $3,364 in 2024	295,926	296,049
5.0% unsecured senior notes, due May 20, 2049, interest payable semi-annually, net of unamortized discount of $6,591 in 2025 and $6,378 in 2024	592,369	592,538
4.15% unsecured senior notes, due September 17, 2050, interest payable semi-annually, net of unamortized discount of $4,642 in 2025 and $4,563 in 2024	494,697	494,749
3.45% unsecured senior notes, due May 7, 2052, interest payable semi-annually, net of unamortized discount of $7,630 in 2025 and $7,626 in 2024	591,351	591,316
6.00% unsecured senior notes, due May 16, 2054, interest payable semi-annually, net of unamortized discount of $7,200 in 2025 and $7,240 in 2024	591,616	591,511
Other debt, with a weighted average interest rate of 4.8% in 2025 and 5.4% in 2024	271,252	297,382
Senior long-term debt and other debt	$4,303,811	$4,330,341

In May 2024, the Company issued $600 million of 6.0% unsecured senior notes due May 2054. Net proceeds to the Company were $592.6 million, before expenses. The Company used these proceeds to redeem in full its Series A preferred shares in June 2025. See note 19.

The Company's 7.35% unsecured senior notes due August 15, 2034 are not redeemable. The Company's other unsecured senior notes are redeemable by the Company at any time, subject to payment of a make-whole premium to the noteholders. None of the Company's senior long-term debt is subject to any sinking fund requirements.

The Company's other debt is comprised of debt associated with its operating businesses. As of December 31, 2025 and 2024, other debt at the Company's operating businesses was $271.3 million and $297.4 million, respectively, which includes amounts outstanding on their respective credit facilities. This debt is non-recourse to the holding company and generally is secured by the assets of those operating businesses.

Various of the Company's operating businesses maintain revolving credit facilities or lines of credit, which provide up to $691.5 million of aggregate capacity for working capital and other general operational purposes. A portion of the capacity on certain of these credit facilities may be used as security for letters of credit and other obligations. At December 31, 2025 and 2024, $146.8 million and $150.0 million, respectively, of borrowings were outstanding under these credit facilities. As of December 31, 2025, all of the Company's operating businesses were in compliance with all covenants contained in their respective credit facilities.

The estimated fair value of the Company's senior long-term debt and other debt was $3.9 billion and $3.8 billion at December 31, 2025 and 2024, respectively.

10K - 109

The following table summarizes the future principal payments on senior long-term debt and other debt as of December 31, 2025.

(dollars in thousands)	Senior long-term debt	Other debt	Total
Years Ending December 31,
2026	$—	$54,388	$54,388
2027	300,000	153,409	453,409
2028	—	18,164	18,164
2029	300,000	17,313	317,313
2030	—	9,833	9,833
2031 and thereafter	3,479,846	20,765	3,500,611
Total principal payments	4,079,846	273,872	4,353,718
Net unamortized discount	(41,671)	—	(41,671)
Net unamortized debt issuance costs	(5,616)	(2,620)	(8,236)
Total	$4,032,559	$271,252	$4,303,811

Markel Group and certain insurance subsidiaries maintain a corporate revolving credit facility, which provides up to $300 million of capacity for future acquisitions, investments, and stock repurchases, and for other working capital and general corporate purposes. At the Company's discretion, up to $200 million of the total capacity may be used for letters of credit. The Company may increase the capacity of the facility by up to $200 million subject to obtaining commitments for the increase and certain other terms and conditions. The Company pays interest on balances outstanding under the facility and a utilization fee for letters of credit issued under the facility. The Company also pays a commitment fee (0.18% at December 31, 2025) on the unused portion of the facility based on the Company's leverage ratio as calculated under the credit agreement. The credit agreement includes financial covenants that require that the Company not exceed a maximum debt to capitalization (leverage) ratio and maintain a minimum amount of consolidated net worth, as well as other customary covenants and events of default. Markel Group guarantees the obligations under the facility of the insurance subsidiaries that are also parties to the credit agreement. This facility expires in June 2028. At December 31, 2025 and 2024, the Company had no borrowings outstanding under this revolving credit facility. As of December 31, 2025, the Company was in compliance with all covenants contained in its corporate revolving credit facility.

To the extent that Markel Group or any of its subsidiaries are not in compliance with the covenants under their respective credit facilities, access to such credit facilities could be restricted.

The Company paid $204.0 million, $197.4 million and $187.8 million in interest on its senior long-term debt and other debt during the years ended December 31, 2025, 2024 and 2023, respectively.

15. Income Taxes

Effective for the year ended December 31, 2025, the Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures using a prospective approach. See note 1.

Income before incomes taxes includes the following components, based on country of domicile.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
U.S. operations	$1,985,180	$2,428,694	$1,711,849
Foreign operations	747,528	1,209,006	941,857
Income before incomes taxes	$2,732,708	$3,637,700	$2,653,706

10K - 110

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

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Current:
U.S. federal income tax	$279,804	$244,904	$208,268
U.S. state income tax	26,307	26,897	40,881
Foreign income tax	122,973	123,933	69,669
Total current tax expense	429,084	395,734	318,818
Deferred:
U.S. federal income tax	137,888	375,727	256,740
U.S. state income tax	34,855	23,442	(6,699)
Foreign income tax	(21,524)	(4,609)	(16,243)
Total deferred tax expense	151,219	394,560	233,798
Total:
U.S. federal income tax	417,692	620,631	465,008
U.S. state income tax	61,162	50,339	34,182
Foreign income tax	101,449	119,324	53,426
Total income tax expense	$580,303	$790,294	$552,616

The following table presents the Company's net payments for income taxes by jurisdiction.

(dollars in thousands)	Year Ended December 31, 2025
U.S. federal income tax (1)	$236,029
U.S. state income tax	32,630
Foreign income tax
United Kingdom	91,197
Canada	30,574
Other jurisdictions	12,192
Total income taxes paid	$402,622
(1)    U.S. federal income tax payments includes $86.4 million paid to purchase transferable tax credits.

The Company made net income tax payments of $382.5 million and $280.7 million in 2024 and 2023, respectively.

Income taxes payable were $88.2 million and $40.3 million at December 31, 2025 and 2024, respectively, and were included in other liabilities on the consolidated balance sheets. Income taxes receivable were $24.4 million and $13.3 million at December 31, 2025 and 2024, respectively, and were included in other assets on the consolidated balance sheets.

10K - 111

The following table presents a reconciliation of the Company's income tax expense using the U.S. federal corporate income tax rate to the Company's actual income tax expense for the year ended December 31, 2025.

(dollars in thousands)	Year Ended December 31, 2025
U.S. federal corporate tax rate	$573,882	21.0%
Increase (decrease) resulting from:
U.S. tax effects of cross-border tax laws
U.S. taxation of electing foreign entities, net of U.S. federal tax credits for foreign taxes incurred	41,460	1.5
Foreign tax effects
Bermuda
Foreign tax credits	(65,614)	(2.4)
Other	(4,566)	(0.2)
Other jurisdictions	13,897	0.5
State income taxes, net of U.S. federal income tax benefit (1)	48,317	1.8
Other	(27,073)	(1.0)
Income tax expense	$580,303	21.2%
(1)    State taxes in California and Virginia comprised greater than 50% of the Company's state income tax expense.

The Company's most significant Bermuda subsidiary has elected to be taxed as a domestic corporation for U.S. tax purposes and pays U.S. tax at the 21% federal tax rate. The statutory income tax rate in Bermuda is 15%, and the Company generally receives a tax credit in Bermuda for U.S. taxes accrued that offsets Bermuda taxes.

The Company's most significant U.K. subsidiaries have elected to be taxed as domestic corporations for U.S. tax purposes and pay U.S. tax at the 21% federal tax rate. The Company generally receives a U.S. tax credit for taxes incurred in the U.K. The U.K. tax attributed to the difference between the U.S. tax rate and the U.K. statutory income tax rate of 25% is included in foreign tax effects for other jurisdictions in the preceding table.

The following table presents a reconciliation of the Company's income tax expense at the U.S. federal corporate income tax rate to the Company's actual income tax expense for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(dollars in thousands)	2024		2023
U.S. federal corporate tax rate	$763,917	21.0%	$557,278	21.0%
Increase (decrease) resulting from:
State income taxes, net of U.S. federal income tax benefit	39,770	1.1	27,007	1.0
Tax-exempt investment income	(14,830)	(0.4)	(15,328)	(0.6)
Foreign operations	12,985	0.3	10,854	0.4
Markel CATCo Re income not subject to tax	(12,201)	(0.3)	(15,013)	(0.6)
Other	653	—	(12,182)	(0.4)
Income tax expense	$790,294	21.7%	$552,616	20.8%

10K - 112

The following table presents the components of deferred tax assets and liabilities.

	December 31,
(dollars in thousands)	2025	2024
Assets:
Unpaid losses and loss adjustment expenses	$288,135	$233,583
Lease liabilities	164,359	172,131
Unearned premiums	163,294	164,485
Tax credit carryforwards	61,527	45,481
Accrued incentive compensation	61,163	51,943
Life and annuity benefits	46,277	29,143
Net operating loss carryforwards	33,054	37,168
Other differences between financial reporting and tax bases	96,310	106,667
Total gross deferred tax assets	914,119	840,601
Less valuation allowance	(30,948)	(33,292)
Total gross deferred tax assets, net of allowance	883,171	807,309
Liabilities:
Investments	1,953,859	1,566,540
Goodwill and other intangible assets	177,996	170,941
Deferred policy acquisition costs	163,339	173,742
Property, plant, and equipment	153,699	160,615
Right-of-use lease assets	153,072	162,628
Other differences between financial reporting and tax bases	116,164	113,873
Total gross deferred tax liabilities	2,718,129	2,348,339
Net deferred tax liability	$1,834,958	$1,541,030

Deferred tax assets and liabilities are recorded on the consolidated balance sheets on a net basis by taxing jurisdiction. As of December 31, 2025 and 2024, the Company's consolidated balance sheets included net deferred tax liabilities of $1.9 billion and $1.6 billion, respectively, in other liabilities and net deferred tax assets of $32.8 million and $40.0 million, respectively, in other assets.

At December 31, 2025, the Company had tax credit carryforwards of $61.5 million, the majority of which related to foreign tax credits to be used against U.S. income tax. The Company expects to utilize all tax credit carryforwards before expiration. The earliest any of these credits will expire is 2034.

At December 31, 2025, the Company had deferred tax assets of $18.9 million for U.S. state net operating loss carryforwards and $13.8 million for foreign net operating loss carryforwards, which are available to offset future taxable income in certain U.S. states and foreign jurisdictions, respectively. The Company's ability to benefit from the majority of these net operating loss carryforwards is not subject to expiration. As described below, deferred tax assets related to losses at certain of the Company's subsidiaries and branches are offset by valuation allowances.

At December 31, 2025, the Company had total gross deferred tax assets of $914.1 million. The Company has a valuation allowance of $30.9 million to offset gross deferred tax assets at certain of the Company's international subsidiaries and branches. The Company believes that it is more likely than not that it will realize the remaining $883.2 million of gross deferred tax assets through generating taxable income or the reversal of existing temporary differences attributable to the gross deferred tax liabilities.

At December 31, 2025, the Company did not have any material unrecognized tax benefits.

The Company is subject to income tax in the U.S. and in foreign jurisdictions. The Company is no longer subject to income tax examination by tax authorities for years ended before January 1, 2022.

10K - 113

16. Employee Benefit Plans

a) The Company's employees are provided post-retirement benefits through various defined contribution plans, including plans within the U.S. in accordance with Section 401(k) of the U.S. Internal Revenue Code of 1986. The specifics of each plan and the associated benefits vary by operating business, however, each plan is in line with industry standards, local market terms, and conditions of employment for the business. Expenses relating to the Company's defined contribution plans were $78.5 million, $72.4 million, and $65.4 million in 2025, 2024, and 2023, respectively.

b) The Terra Nova Pension Plan is a defined benefit plan that covers certain employees in the Company's international insurance operations who meet the eligibility conditions set out in the plan. The plan has been closed to new participants since 2001, and employees have not accrued benefits for future service in the plan since 2012. The projected benefit obligations of the Terra Nova Pension Plan as of December 31, 2025 and 2024 were $110.6 million and $105.4 million, respectively, and the related fair value of plan assets was $183.0 million and $168.8 million, respectively. The corresponding net asset for pension benefits, also referred to as the funded status of the plan, at December 31, 2025 and 2024 was included in other assets on the Company's consolidated balance sheets.

17. Variable Interest Entities

Markel CATCo Investment Management Ltd. (MCIM), a wholly owned consolidated subsidiary of the Company, is an insurance-linked securities investment fund manager and reinsurance manager headquartered in Bermuda. Results attributable to MCIM are included in the Financial segment. MCIM serves as the insurance manager for Markel CATCo Re Ltd. (MCRe), a Bermuda Class 3 reinsurance company, and as the investment manager for Markel CATCo Reinsurance Fund Ltd., a Bermuda exempted mutual fund company comprised of multiple segregated accounts (Markel CATCo Funds). These entities were placed into run-off in 2019.

In 2025, MCRe completed a novation to transfer its only remaining open reinsurance contract to Markel Bermuda Limited (MBL), a consolidated subsidiary of the Company. Reserves transferred totaled $23.0 million. Following the novation, all preference shares in MCRe and the Markel CATCo Funds were redeemed, with $20.2 million in distributions to noncontrolling interest holders.

Prior to this novation and share redemption, the Company, through its consolidated subsidiaries, held both preference shares and voting shares in MCRe and consolidated MCRe as its primary beneficiary. However, the terms of the MCRe run-off agreement attributed favorable development on loss reserves held by MCRe to MCRe preference shares held by the Markel CATCo Funds, and ultimately to investors in the Markel CATCo Funds. Results attributed to the run-off of MCRe prior to the redemption were included in the Financial segment. For the years ended December 31, 2025, 2024, and 2023, there was $2.9 million, $58.1 million, and $71.5 million respectively, of favorable loss reserve development on the run-off of reinsurance contracts written by MCRe, all of which was included in services and other expenses and attributable to noncontrolling interests.

As of December 31, 2025, there were no remaining assets or liabilities attributed to MCRe. As of December 31, 2024, the Company's consolidated balance sheet included cash, cash equivalents, restricted cash, and cash equivalents attributed to MCRe of $63.2 million, and unpaid losses and loss adjustment expenses of $25.0 million.

18. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Fund Management

The Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate, and specialty insurance markets, Nephila also acts as an insurance manager to certain Bermuda licensed reinsurers and as the managing agent to Lloyd's Syndicate 2357 and Lloyd's Syndicate 2358 (collectively, the Nephila Reinsurers). Neither the Nephila Funds nor the Nephila Reinsurers are consolidated by the Company. Nephila receives management fees for investment and insurance management services based on either the net asset value of the accounts managed or gross premium volume for the underlying risks to which the investors subscribed. For certain funds, Nephila may also receive performance fees based on their annual performance. For the years ended December 31, 2025, 2024, and 2023, total fund management
10K - 114

revenues attributed to unconsolidated entities managed by Nephila were $159.2 million, $94.6 million, and $97.6 million, respectively.

Fronting

The Company's fronting activities, which are provided through the Company's Markel Insurance segment and program services operations, include programs with the Nephila Reinsurers through which the Company writes insurance policies that are fully ceded to the Nephila Reinsurers in exchange for fronting fees. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write a portion of its portfolio of U.S. catastrophe-exposed property and specialty risks. Gross premiums written through these programs that were ceded to the Nephila Reinsurers were $1.9 billion, $1.3 billion, and $1.1 billion for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025 and 2024, reinsurance recoverables on the consolidated balance sheets included $496.0 million and $968.9 million, respectively, due from Nephila Reinsurers. Under its programs with the Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition. In 2025, the Company commuted a portfolio of ceded reinsurance contracts with certain Nephila Reinsurers. See note 11(a) for further details.

In order for the Nephila Reinsurers to obtain reinsurance protection for a portion of their exposures, the Company also fronts ceded reinsurance contracts, primarily in the form of industry loss warranties, for the Nephila Reinsurers. Through this arrangement, the underlying risk of the Nephila Reinsurers is retroceded back to the Company and then fully ceded to third-party reinsurers. The Company's gross written premiums from the Nephila Reinsurers under this fronting program were $81.5 million and $168.0 million for the years ended December 31, 2025 and 2024, respectively, all of which were ceded to third parties.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

Hagerty

The Company holds a minority ownership interest in Hagerty, which operates primarily as a managing general agent and also includes Hagerty Reinsurance Limited (Hagerty Re), a Bermuda Class 3 reinsurance company. The Company underwrites insurance for Hagerty, a portion of which is ceded to Hagerty Re. The amounts attributed to these arrangements are summarized in the following table. Beginning on January 1, 2026, the Company's business with Hagerty transitioned to a fronting arrangement, whereby all business written for Hagerty is ceded to Hagerty Re.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Gross written premiums attributable to Hagerty	$1,030,304	$922,657	$805,673
Premiums ceded to Hagerty Re	$794,781	$708,147	$616,491

As of December 31, 2025 and 2024, reinsurance recoverables on the consolidated balance sheets included $317.1 million and $308.8 million, respectively, due from Hagerty Re.

10K - 115

19. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Year Ended December 31,
(in ones)	2025	2024
Issued and outstanding common shares, beginning of year	12,790,117	13,131,672
Issuance of common shares	22,802	28,479
Repurchase of common shares	(223,288)	(370,034)
Issued and outstanding common shares, end of year	12,589,631	12,790,117

b) The Company also has 10,000,000 shares of no par value preferred stock authorized, of which 600,000 6.00% Fixed-Rate Reset Non-Cumulative Series A preferred shares (Series A preferred shares) were issued and outstanding at December 31, 2024. In 2025, the Company redeemed in full its Series A preferred shares for $1,000 per share, for an aggregate value of $600.0 million, which included $8.1 million of redemption premiums. At December 31, 2025, none of the Company's preferred shares were issued and outstanding. The Company declared and paid dividends on preferred shares of $18.0 million, or $30 per share, in 2025 and $36.0 million, or $60 per share, in 2024 and 2023.

c) The following table presents basic net income per common share and diluted net income per common share.

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Net income to common shareholders	$2,080,901	$2,711,022	$1,960,060
Adjustment and purchase of redeemable noncontrolling interests	59,335	(111,700)	6,212
Adjusted net income to common shareholders	$2,140,236	$2,599,322	$1,966,272

Weighted average basic common shares outstanding	12,609	13,017	13,347
Weighted average dilutive potential common shares from restricted stock units and restricted stock (1)	39	24	31
Weighted average diluted common shares outstanding	12,648	13,041	13,378
Basic net income per common share	$169.74	$199.69	$147.32
Diluted net income per common share (1)	$169.22	$199.32	$146.98
(1)    The Company has issued grants and awards of restricted stock units to employees as performance, retention, or hiring incentives, as well as awards of restricted stock to non-employee directors, under its equity incentive compensation plan. As of December 31, 2025, there were 252,492 shares available for future awards under the Company's equity incentive compensation plan.
10K - 116

20. Other Comprehensive Income

Other comprehensive income includes changes in net unrealized losses on available-for-sale investments, which is comprised of net holding gains (losses) arising during the period, changes in unrealized other-than-temporary impairment losses, if any, and reclassification adjustments for net realized gains or losses included in net income. Other comprehensive income also includes the impact of changes in the discount rate for life and annuity benefits, changes in foreign currency translation adjustments, and changes in net actuarial pension loss. The following table presents the change in accumulated other comprehensive loss by component, net of noncontrolling interests.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Net unrealized losses on available-for-sale investments:
Beginning of year	$(589,668)	$(459,373)	$(766,276)
Net holding gains (losses) arising during the period	629,179	(188,217)	354,431
Reclassification adjustments	(4,884)	22,794	36,127
Other comprehensive income (loss), before income taxes	624,295	(165,423)	390,558
Income tax (expense) benefit	(133,945)	35,128	(83,655)
Other comprehensive income (loss)	490,350	(130,295)	306,903
End of year	$(99,318)	$(589,668)	$(459,373)
Cumulative impact of change in life and annuity discount rate assumption:
Beginning of year	$67,492	$67,240	$89,583
Other comprehensive income (loss), before income taxes	6,561	319	(28,281)
Income tax (expense) benefit	(1,378)	(67)	5,938
Other comprehensive income (loss)	5,183	252	(22,343)
End of year	$72,675	$67,492	$67,240
Foreign currency cumulative translation adjustment:
Beginning of year	$(65,140)	$(61,257)	$(65,907)
Other comprehensive income (loss)	9,513	(3,883)	4,650
End of year	$(55,627)	$(65,140)	$(61,257)
Net actuarial pension loss:
Beginning of year	$(29,766)	$(24,820)	$(24,894)
Other comprehensive income (loss), before income taxes	3,430	(6,600)	94
Income tax (expense) benefit	(854)	1,654	(20)
Other comprehensive income (loss)	2,576	(4,946)	74
End of year	$(27,190)	$(29,766)	$(24,820)
Accumulated other comprehensive loss:
Beginning of year	$(617,082)	$(478,210)	$(767,494)
Total other comprehensive income (loss), before income taxes	643,799	(175,587)	367,021
Income tax (expense) benefit	(136,177)	36,715	(77,737)
Total other comprehensive income (loss)	507,622	(138,872)	289,284
End of year	$(109,460)	$(617,082)	$(478,210)

21. Commitments and Contingencies

Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

10K - 117

22. Statutory Financial Information

a) The following table summarizes statutory capital and surplus for the Company's insurance subsidiaries.

	December 31,
(dollars in thousands)	2025	2024
United States	$7,427,635	$6,764,770
United Kingdom	$1,217,720	$1,001,574
Bermuda	$2,707,037	$2,414,364
Germany	$201,652	$171,581

As of December 31, 2025, the Company's actual statutory capital and surplus significantly exceeded the regulatory requirements. As a result, the amount of statutory capital and surplus necessary to satisfy regulatory requirements is not significant in relation to actual statutory capital and surplus.

The following table summarizes statutory net income for the Company's insurance subsidiaries.

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
United States	$749,922	$500,860	$196,952
United Kingdom	$272,327	$62,084	$116,436
Bermuda	$332,021	$614,056	$484,417
Germany	$16,758	$10,075	$5,543

Amounts presented for the Company's U.S. insurance subsidiaries have been calculated in accordance with prescribed statutory accounting rules. For the Company's international insurance subsidiaries, the regulations that govern the calculation of statutory capital and surplus do not provide requirements for the calculation of net income. Rather, such amounts are reported in accordance with a basis of accounting permitted by their respective regulator. Amounts presented for the Company's U.K., Bermuda, and German insurance subsidiaries have been calculated in accordance with U.K. GAAP, U.S. GAAP, and German GAAP, respectively.

United States

The laws of the domicile states of the Company's U.S. insurance subsidiaries govern the amount of dividends that may be paid to the holding company. Generally, statutes in the domicile states of the Company's U.S. insurance subsidiaries require prior approval for payment of extraordinary, as opposed to ordinary, dividends. As of December 31, 2025, the Company's U.S. insurance subsidiaries could pay up to $739.9 million to the holding company during the following 12 months under the ordinary dividend regulations.

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

10K - 118

United Kingdom

The Company's U.K. insurance subsidiary, Markel International Insurance Company Limited (MIICL), and its Lloyd's managing agent, Markel Syndicate Management Limited (MSM), are authorized by the Prudential Regulation Authority (PRA) and regulated by both the PRA and the Financial Conduct Authority (FCA). The PRA oversees compliance with established periodic auditing and reporting requirements, minimum solvency margins and individual capital assessment requirements under the Solvency II Directive (Solvency II), and imposes dividend restrictions, while both the PRA and the FCA oversee compliance with risk assessment reviews and various other requirements. MIICL is required to give advance notice to the PRA for any transaction or proposed transaction with a connected or related person. MSM is required to satisfy the solvency requirements of Lloyd's. In addition, the Company's U.K. subsidiaries must comply with the United Kingdom Companies Act of 2006, which provides that dividends may only be paid out of profits available for that purpose. Earnings of the Company's U.K. insurance subsidiaries are available for distribution to the holding company to the extent not otherwise restricted.

Bermuda

The Company's Bermuda insurance subsidiary, MBL, is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. The enhanced capital requirement is determined by reference to a risk-based capital model that determines a control threshold for statutory capital and surplus by taking into account the risk characteristics of different aspects of the insurer's business. At December 31, 2025, MBL satisfied both the enhanced capital requirements and the minimum solvency and liquidity requirements.

Under the Bermuda Insurance Act, MBL is prohibited from paying or declaring dividends during a fiscal year if it is in breach of its enhanced capital requirement, solvency margin, or minimum liquidity ratio or if the declaration or payment of the dividend would cause a breach of those requirements. If an insurer fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority (BMA). Further, MBL is prohibited from declaring or paying, in any financial year, dividends of more than 25% of its total statutory capital and surplus as set forth in its previous year's statutory balance sheet unless at least seven days before payment of those dividends it files with the BMA an affidavit stating that it will continue to meet its solvency margin and minimum liquidity ratio. MBL must obtain the BMA's prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year's financial statements. In addition, as a long-term insurer, MBL may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund, as certified by MBL's approved actuary, exceeds the liabilities of its long-term business. The amount of the dividend cannot exceed the aggregate of that excess and any other funds legally available for the payment of the dividend. As of December 31, 2025, MBL could pay up to $676.8 million to the holding company during the following 12 months without making any additional filings with the BMA.

Germany

The Company's German insurance subsidiary, Markel Insurance SE, is regulated by the Federal Financial Conduct Authority in Germany and is also subject to capital and solvency requirements under Solvency II.

b) Lloyd's sets the corporate members' required capital annually based on each syndicates' business plans, rating environment, reserving environment, and input arising from Lloyd's discussions with, among others, regulatory and rating agencies. Such required capital is referred to as Funds at Lloyd's (FAL) and comprises cash and investments. The amount of cash and investments held as FAL as of December 31, 2025 was $1.1 billion. Of this amount, $407.1 million was provided by the holding company and is not available for general use by the Company. The remaining amount, provided by the Company's insurance subsidiaries, is not available for distribution to the holding company. The Company's corporate member may also be required to maintain funds under the control of Lloyd's in excess of its capital requirements and such funds also may not be available for distribution to the holding company.

10K - 119

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY

The following parent company only condensed financial information reflects the financial position, results of operations, and cash flows of Markel Group Inc.

Condensed Balance Sheets

	December 31,
	2025	2024
	(dollars in thousands)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $244,913 in 2025 and $130,983 in 2024)	$241,182	$123,053
Equity securities (cost of $1,111,630 in 2025 and $1,084,814 in 2024)	2,145,111	2,071,110
Short-term investments, available-for-sale (estimated fair value approximates cost)	1,046,861	1,410,830
Total Investments	3,433,154	3,604,993
Cash and cash equivalents	957,167	701,289
Restricted cash and cash equivalents	9,154	20,013
Investments in consolidated subsidiaries	18,468,206	16,699,125
Other assets	445,376	450,327
Total Assets	$23,313,057	$21,475,747
LIABILITIES AND SHAREHOLDERS' EQUITY
Senior long-term debt	$4,032,559	$4,032,960
Income taxes payable	233,980	179,381
Net deferred tax liability	315,277	274,661
Other liabilities	133,485	72,847
Total Liabilities	4,715,301	4,559,849
Shareholders' equity:
Preferred stock	—	591,891
Common stock	3,672,381	3,560,633
Retained earnings	15,034,835	13,380,456
Accumulated other comprehensive loss	(109,460)	(617,082)
Total Shareholders' Equity	18,597,756	16,915,898
Total Liabilities and Shareholders' Equity	$23,313,057	$21,475,747

10K - 120

SCHEDULE II

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
REVENUES
Net investment income	$78,480	$86,583	$92,080
Dividends on common stock of consolidated subsidiaries	794,214	575,008	310,000
Other revenues (losses)	22,136	31,132	(28,718)
Total Revenues	894,830	692,723	373,362

Net realized investment gains (losses)	(27)	16,718	(515)
Change in fair value of equity securities	101,366	342,623	275,048
Net investment gains	101,339	359,341	274,533

EXPENSES
Interest expense	185,884	179,626	156,953
Other expenses	29,272	12,061	19,716
Net foreign exchange losses (gains)	36,569	(36,907)	9,038
Total Expenses	251,725	154,780	185,707
Income Before Equity in Undistributed Earnings of Consolidated Subsidiaries and Income Taxes	744,444	897,284	462,188
Equity in undistributed earnings of consolidated subsidiaries	1,355,839	1,941,339	1,580,347
Income tax (expense) benefit	6,727	(91,601)	(46,475)
Net Income to Shareholders	2,107,010	2,747,022	1,996,060
Preferred stock dividends and redemption premiums	(26,109)	(36,000)	(36,000)
Net Income to Common Shareholders	$2,080,901	$2,711,022	$1,960,060
OTHER COMPREHENSIVE INCOME (LOSS) TO SHAREHOLDERS
Consolidated subsidiaries' change in net unrealized losses on available-for-sale investments, net of taxes	$490,350	$(130,295)	$306,903
Consolidated subsidiaries' other, net of taxes	17,272	(8,577)	(17,619)
Total Other Comprehensive Income (Loss) to Shareholders	507,622	(138,872)	289,284
Comprehensive Income to Shareholders	$2,614,632	$2,608,150	$2,285,344

10K - 121

SCHEDULE II

Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
OPERATING ACTIVITIES
Net income to shareholders	$2,107,010	$2,747,022	$1,996,060
Adjustments to reconcile net income to shareholders to net cash provided by operating activities	(1,235,875)	(2,183,635)	(1,664,382)
Net Cash Provided By Operating Activities	871,135	563,387	331,678
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls, and prepayments of fixed maturity securities	9,771	14,459	72,834
Cost of fixed maturity securities purchased	(73,785)	(6,516)	(48,501)
Proceeds from sales of equity securities	111,264	3,662	24,237
Cost of equity securities purchased	(84,251)	(310)	(7,731)
Net change in short-term investments	451,894	(315,622)	451,846
Return of capital from subsidiaries	15,910	—	—
Capital contributions to subsidiaries	(15,000)	(174,002)	(55,575)
Other	5,600	2,694	(1,601)
Net Cash Provided (Used) By Investing Activities	421,403	(475,635)	435,509
FINANCING ACTIVITIES
Additions to senior long-term debt	—	592,596	—
Repayment of senior long-term debt	—	—	(250,000)
Repurchases of common stock	(429,519)	(572,728)	(445,479)
Dividends paid on preferred stock	(18,000)	(36,000)	(36,000)
Redemption of preferred stock	(600,000)	—	—
Other	—	(1,273)	—
Net Cash Used By Financing Activities	(1,047,519)	(17,405)	(731,479)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	245,019	70,347	35,708
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of year	721,302	650,955	615,247
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF YEAR	$966,321	$721,302	$650,955

SUPPLEMENTAL CASH FLOW INFORMATION
Cash dividends received from subsidiaries	$693,781	$575,000	$310,000
Non-cash dividends from subsidiaries	$100,434	$—	$—
Non-cash capital contributions to subsidiaries	$—	$—	$43,111

10K - 122

SCHEDULE II

Note to Condensed Financial Information of Markel Group Inc. (Parent Company Only)

Basis of Presentation. The parent company financial information schedule should be read in conjunction with the accompanying consolidated financial statements and related notes included herein. For purposes of this condensed financial information, the Company's wholly owned and majority owned subsidiaries are recorded based upon its proportionate share of the subsidiaries' net assets.

Debt. All of the Company's senior long-term debt was issued and is held by Markel Group. Markel Group also is party to a revolving credit facility. There were no borrowings outstanding under this revolving credit facility at December 31, 2025 or 2024. See note 14 for further details about Markel Group's revolving credit facility and senior long-term debt, including a five-year schedule of debt maturities.

Guarantees. Markel Group has guaranteed intercompany loans from certain of its insurance subsidiaries to a corporate subsidiary, and, for one such loan, pledged equity securities with a fair value of $120.8 million at December 31, 2025 as collateral securing the loan. The outstanding loan balances totaled $728.0 million and $788.0 million as of December 31, 2025 and 2024, respectively, all of which was eliminated in consolidation. Additionally, Markel Group guarantees any obligations under the revolving credit facility of its insurance subsidiaries that are parties to the related credit agreement, however, there were no borrowings outstanding at December 31, 2025 or 2024. Markel Group has also made certain guarantees on other financial obligations, including leases and foreign currency forward contracts, for its subsidiaries, which, individually and in the aggregate, were not material to Markel Group.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

(dollars in thousands)	Deferred Policy Acquisition Costs	Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums
December 31, 2025
Markel Insurance segment	$908,499	$22,446,018	$5,545,832
Financial segment	1,017	8,602,913	1,815,368
Eliminations	—	(191,478)	(108,121)
Total	$909,516	$30,857,453	$7,253,079
December 31, 2024
Markel Insurance segment	$874,762	$20,801,334	$5,362,364
Financial segment	948	5,940,836	1,788,173
Eliminations	—	(109,076)	(86,581)
Total	$875,710	$26,633,094	$7,063,956

	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Net written premium:
Markel Insurance segment	$8,399,735	$8,004,788	$8,102,959
Financial segment	318,094	291,387	294,616
Total	$8,717,829	$8,296,175	$8,397,575

Other insurance information required in Schedule III is omitted because the information is not applicable or is reflected in the consolidated financial statements or notes to consolidated financial statements.

10K - 123

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls), as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). This evaluation was conducted under the supervision and with the participation of our management, including the Principal Executive Officer (PEO) and the Principal Financial Officer (PFO).

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

Under the supervision and with the participation of management, including the PEO and the PFO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2025, Markel Insurance began transitioning open claims within its U.S. insurance operations to a new claims system, which is also being used for new claims. The system modernizes the claims infrastructure, automating and streamlining certain tasks and processes. As part of this transition, we evaluated the impact of the new system on our internal control over financial reporting and added new controls, or made updates to existing controls, as necessary. There were no other changes in our internal control over financial reporting during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

10K - 124

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Markel Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Markel Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules II and III (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2026

10K - 125

Item 9B. OTHER INFORMATION

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company's quarterly period ended December 31, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408.

PART III

Except for the information set forth under "Information About Our Executive Officers" in Part I, the information required by Part III (Items 10, 11 (excluding information required pursuant to Item 402(v) of Regulation S-K), 12, 13 and 14) will be incorporated by reference from the Company's Proxy Statement for its 2026 Annual Meeting of Shareholders pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Our independent registered public accounting firm is KPMG LLP, Richmond, VA, Auditor Firm ID: 185.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements and financial statement schedules are included in Item 8.

1. Financial Statements

2. Financial Statement Schedules

Page Number
Schedule II - Condensed Financial Information of Registrant	10K - 120
Schedule III - Supplementary Insurance Information	10K - 123

Other schedules are omitted because they are not required, information therein is not applicable, or is reflected in the consolidated financial statements or notes to consolidated financial statements.

3. Exhibits
See Exhibit Index.
10K - 126

EXHIBIT INDEX

Exhibit No.	Document Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission June 4, 2025)

3.2	Bylaws, as amended and restated February 25, 2026 (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission February 26, 2026)

4.1	Description of Registrant's Securities**

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

10.5	Executive Employment Agreement with Simon Wilson (incorporated by reference from Exhibit 10.1 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended March 31, 2025)*

10.6(a)	Markel Corporation Voluntary Deferral Plan (incorporated by reference from Exhibit 10.14 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2015)*

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

10.7(b)
May 2010 Restricted Stock Units Deferral Election Form (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2010)*

10.8
Restricted Stock Units Deferral Election Form for the 2012 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.24 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2012)*

10.9
Markel Group Inc. Executive Bonus Plan, as amended and restated May 14, 2018 (incorporated by reference from Exhibit 10.8 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2024)*

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

10.10(c)
Form of Time-Based Restricted Stock Unit Award Agreement (adopted 2022) for Executive Officers for the 2016 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.10(g) in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2022)*

10.10(d)	Restricted Stock Units Deferral Election Form (incorporated by reference from Exhibit 10.10(h) in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2022)*

10.10(e)
Form of Performance-Based Restricted Stock Unit Award Agreement (adopted 2024) for Executive Officers under the Registrant’s Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.2(a) in the Registrant’s report on Form 10-Q filed with the Commission for the quarter ended March 31, 2024).*

10K - 128

10.10(f)
Form of Long-Term Service Restricted Stock Unit Award Agreement (adopted 2024) for Executive Officers under the Registrant’s Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.2(b) in the Registrant’s report on Form 10-Q filed with the Commission for the quarter ended March 31, 2024).*

10.10(g)	2024 Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.1 in the Registrant’s report on Form 8-K filed with the Commission May 24, 2024).*

10.10(h)
Form of Performance-Based Restricted Stock Unit Award Agreement (adopted 2024) for Executive Officers under the Registrant's Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended March 31, 2025)*

10.10(i)
Form of Restricted Stock Award Agreement for Outside Directors under the Registrant's Equity Incentive Compensation Plan (incorporated by reference from Exhibit 10.3 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended March 31, 2025)*

10.11	Markel Group Inc. 2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 in the Registrant's report on Form 10-Q filed with the Commission for the quarter ended June 30, 2024)*

19.1	Markel Group Insider Trading Policy (incorporated by reference from Exhibit 19.1 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2024)

19.2
Markel Group Insider Trading Policy for Section 16 Persons (incorporated by reference from Exhibit 19.2 in the Registrant's report on Form 10-K filed with the Commission for the year ended December 31, 2024)

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

101
The following consolidated financial statements from Markel Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 26, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.**

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

MARKEL GROUP INC.

/s/ Thomas S. Gayner	/s/ Brian J. Costanzo
Thomas S. Gayner	Brian J. Costanzo
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
February 26, 2026	February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Steven A. Markel	Chairman of the Board	February 26, 2026
Steven A. Markel

/s/ Thomas S. Gayner	Director, Chief Executive Officer	February 26, 2026
Thomas S. Gayner	(Principal Executive Officer)

/s/ Brian J. Costanzo	Chief Financial Officer	February 26, 2026
Brian J. Costanzo	(Principal Financial Officer)

/s/ Meade P. Grandis	Chief Accounting Officer and Controller	February 26, 2026
Meade P. Grandis	(Principal Accounting Officer)

/s/ Mark M. Besca	Director	February 26, 2026
Mark M. Besca

/s/ Lawrence A. Cunningham	Director	February 26, 2026
Lawrence A. Cunningham

/s/ Greta J. Harris	Director	February 26, 2026
Greta J. Harris

/s/ Morgan E. Housel	Director	February 26, 2026
Morgan E. Housel

/s/ Diane Leopold	Director	February 26, 2026
Diane Leopold

/s/ Jonathan E. Michael	Director	February 26, 2026
Jonathan E. Michael

/s/ Harold L. Morrison, Jr.	Director	February 26, 2026
Harold L. Morrison, Jr.

/s/ Michael O'Reilly	Director	February 26, 2026
Michael O'Reilly

/s/ A. Lynne Puckett	Director	February 26, 2026
A. Lynne Puckett
10K - 130