Form 10-Q
period 2026-03-31
MARKEL GROUP INC.
filed 2026-04-28
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at April 21, 2026: 12,513,710

Markel Group Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $18,207,316 in 2026 and $17,895,918 in 2025)	$17,943,781	$17,797,986
Equity securities (cost of $4,125,927 in 2026 and $4,094,745 in 2025)	12,302,672	13,004,312
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,026,147	2,033,662
Total Investments	32,272,600	32,835,960
Cash and cash equivalents	3,680,461	3,964,705
Restricted cash and cash equivalents	500,817	638,597
Receivables	3,808,338	3,964,598
Reinsurance recoverables	15,195,825	14,616,279
Deferred policy acquisition costs	857,246	909,516
Prepaid reinsurance premiums	3,273,077	3,073,999
Goodwill	2,836,492	2,822,091
Intangible assets	1,498,534	1,543,002
Other assets	4,678,967	4,536,303
Total Assets	$68,602,357	$68,905,050
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$31,370,536	$30,857,453
Unearned premiums	7,234,917	7,253,079
Payables to insurance and reinsurance companies	1,615,785	1,667,871
Senior long-term debt and other debt (estimated fair value of $3,836,000 in 2026 and $3,856,000 in 2025)	4,382,845	4,303,811
Other liabilities	5,348,174	5,720,647
Total Liabilities	49,952,257	49,802,861
Redeemable noncontrolling interests	519,752	506,064
Commitments and contingencies
Shareholders' equity:
Common stock	3,707,179	3,672,381
Retained earnings	14,662,404	15,034,835
Accumulated other comprehensive loss	(237,601)	(109,460)
Total Shareholders' Equity	18,131,982	18,597,756
Noncontrolling interests	(1,634)	(1,631)
Total Equity	18,130,348	18,596,125
Total Liabilities and Equity	$68,602,357	$68,905,050

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,048,886	$2,089,374
Net investment income	255,890	237,095
Products revenues	572,421	561,124
Services and other revenues	673,408	660,583
Total Operating Revenues	3,550,605	3,548,176

Net investment losses	(727,562)	(149,071)

OPERATING EXPENSES
Losses and loss adjustment expenses	1,166,817	1,254,665
Underwriting, acquisition, and insurance expenses	739,828	747,438
Products expenses	517,430	499,908
Services and other expenses	628,784	567,628
Amortization of acquired intangible assets	43,513	46,942
Total Operating Expenses	3,096,372	3,116,581
Operating Income (Loss)	(273,329)	282,524
Interest expense	(50,886)	(52,140)
Net foreign exchange gains (losses)	54,277	(72,633)
Income (Loss) Before Income Taxes	(269,938)	157,751
Income tax (expense) benefit	65,582	(28,404)
Net Income (Loss)	(204,356)	129,347
Net income attributable to noncontrolling interests	(7,933)	(7,633)
Net Income (Loss) to Shareholders	(212,289)	121,714

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized losses on available-for-sale investments, net of taxes	(133,821)	218,377
Other, net of taxes	5,717	7,552
Total Other Comprehensive Income (Loss)	(128,104)	225,929
Comprehensive Income (Loss)	(332,460)	355,276
Comprehensive income attributable to noncontrolling interests	(7,970)	(7,606)
Comprehensive Income (Loss) to Shareholders	$(340,430)	$347,670

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(18.90)	$12.11
Diluted	$(18.90)	$12.08

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Three Months Ended March 31, 2026	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2025	$3,672,381	$15,034,835	$(109,460)	$18,597,756	$(1,631)	$18,596,125	$506,064
Net income (loss)		(212,289)	—	(212,289)	—	(212,289)	7,933
Other comprehensive income (loss)		—	(128,141)	(128,141)	—	(128,141)	37
Comprehensive income (loss)				(340,430)	—	(340,430)	7,970
Repurchase of common stock	—	(133,931)	—	(133,931)	—	(133,931)	—
Equity awards expensed	36,943	—	—	36,943	—	36,943	—
Adjustment of redeemable noncontrolling interests	—	(26,437)	—	(26,437)	—	(26,437)	26,437
Purchase of noncontrolling interests	—	—	—	—	—	—	(9,495)
Other	(2,145)	226	—	(1,919)	(3)	(1,922)	(11,224)
March 31, 2026	$3,707,179	$14,662,404	$(237,601)	$18,131,982	$(1,634)	$18,130,348	$519,752

Three Months Ended March 31, 2025	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2024	$591,891	$3,560,633	$13,380,456	$(617,082)	$16,915,898	$13,041	$16,928,939	$540,034
Net income			121,714	—	121,714	3,192	124,906	4,441
Other comprehensive income (loss)			—	225,956	225,956	—	225,956	(27)
Comprehensive income					347,670	3,192	350,862	4,414
Repurchase of common stock	—	—	(170,270)	—	(170,270)	—	(170,270)	—
Equity awards expensed	—	22,307	—	—	22,307	—	22,307	—
Acquisition of EPI	—	—	—	—	—	—	—	81,201
Adjustment of redeemable noncontrolling interests	—	—	33,341	—	33,341	—	33,341	(33,341)
Other	—	(8)	(431)	—	(439)	2	(437)	(12,569)
March 31, 2025	$591,891	$3,582,932	$13,364,810	$(391,126)	$17,148,507	$16,235	$17,164,742	$579,739

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
(dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(204,356)	$129,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities	220,268	246,845
Net Cash Provided By Operating Activities	15,912	376,192
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls, and prepayments of fixed maturity securities	547,820	500,466
Cost of fixed maturity securities purchased	(819,452)	(742,665)
Proceeds from sales of equity securities	52,107	31,795
Cost of equity securities purchased	(80,072)	(88,531)
Net change in short-term investments	19,595	447,436
Additions to property and equipment	(47,265)	(40,713)
Acquisitions, net of cash acquired	(20,160)	—
Other	(791)	85,017
Net Cash Provided (Used) By Investing Activities	(348,218)	192,805
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	295,472	263,456
Repayment of senior long-term debt and other debt	(217,063)	(202,809)
Repurchases of common stock	(133,931)	(170,270)
Other	(24,027)	3,828
Net Cash Used By Financing Activities	(79,549)	(105,795)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(10,169)	19,492
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(422,024)	482,694
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	4,603,302	4,192,248
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,181,278	$4,674,942

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Group Inc. (Markel Group) is a holding company comprised of a diverse group of businesses and investments with specialty insurance at its core. See note 2 for details regarding reportable segments.

a) Basis of Presentation. The consolidated balance sheet as of March 31, 2026 and the related consolidated statements of income (loss) and comprehensive income (loss) and changes in equity for the three months ended March 31, 2026 and 2025 and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2025 was derived from Markel Group's audited annual consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of Markel Group and its consolidated subsidiaries, as well as variable interest entities that meet the requirements for consolidation (the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates the results of its non-insurance operating businesses on a one-month lag, with the exception of significant transactions or events that occur during the intervening period. Certain prior period amounts have been reclassified to conform to the current period presentation.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. For a more complete description of the Company's business and accounting policies, readers are urged to review the Company's 2025 Annual Report on Form 10‑K.

b) Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The standard requires disclosure of certain prescribed costs and expenses within the notes to consolidated financial statements. ASU No. 2024-03 becomes effective for the Company's 2027 Annual Report on Form 10-K. The standard only impacts required disclosures and will not impact the Company's financial position, results of operations, or cash flows. The Company is currently in the early stages of evaluating the impact of ASU No. 2024-03 on its disclosures.

2. Segment Reporting Disclosures

The Company has four reportable segments: Markel Insurance, Industrial, Financial, and Consumer and Other.

The Markel Insurance segment is the Company's core specialty insurance business, which is comprised of underwriting and other insurance-related activities. The Markel Insurance segment aligns with the business's network of insurance subsidiaries under the common leadership of the Markel Insurance chief executive officer. In August 2025, Markel Insurance sold the renewal rights for business written in its Global Reinsurance division, and the division entered into run-off. The Global Reinsurance division's gross premium volume in 2025 was $1.0 billion. As many of the contracts previously written within this division are multi-year agreements, the Company expects premiums to continue earning over the next two years and loss reserves are expected to take several additional years to run off.

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

The Financial segment consists of businesses that operate in the insurance services and investment management industries, as well as certain insurance-linked securities investment management businesses that are in run-off.

The Consumer and Other segment consists of businesses that operate in the consumer sector, as well as a variety of other sectors, including information technology, real estate, and healthcare. These businesses produce ornamental houseplants, build homes, design leather handbags, and own and operate manufactured housing communities. Other businesses in the Consumer and Other segment provide information technology consulting services, retail intelligence, concierge primary healthcare, and sponsorship of international teachers.

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

	Three Months Ended March 31, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$1,969,339	$—	$79,547	$—	$—	$2,048,886
Net investment income	229,619	—	9,130	—	17,141	255,890
Products revenues	—	397,725	—	174,696	—	572,421
Services and other revenues	2,727	485,333	72,853	105,801	6,694	673,408
Total operating revenues	2,201,685	883,058	161,530	280,497	23,835	3,550,605
Losses and loss adjustment expenses:
Current accident year - attritional	(1,185,910)	—	(49,942)	—	—	(1,235,852)
Current accident year - catastrophe (1)	(35,028)	—	—	—	—	(35,028)
Prior accident years	106,939	—	(2,876)	—	—	104,063
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(406,729)	—	(6,201)	—	—	(412,930)
Other underwriting expenses	(306,362)	—	(20,536)	—	—	(326,898)
Products expenses	—	(359,950)	—	(157,480)	—	(517,430)
Services and other expenses	(5,105)	(473,822)	(45,770)	(83,262)	(20,825)	(628,784)
Adjusted operating income	$369,490	$49,286	$36,205	$39,755	$3,010	$497,746
Net investment losses						(727,562)
Amortization of acquired intangible assets						(43,513)
Interest expense						(50,886)
Net foreign exchange gains						54,277
Loss before income taxes						$(269,938)
(1)    Catastrophe current accident year losses and loss adjustment expenses were attributable to the Middle East conflict.

	Three Months Ended March 31, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains (losses)	$(553,914)	$—	$369	$—	$(174,017)	$(727,562)

	Three Months Ended March 31, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$2,016,539	$—	$72,835	$—	$—	$2,089,374
Net investment income	207,517	—	8,952	—	20,626	237,095
Products revenues	—	369,245	—	191,879	—	561,124
Services and other revenues	2,620	460,329	96,694	95,907	5,033	660,583
Total operating revenues	2,226,676	829,574	178,481	287,786	25,659	3,548,176
Losses and loss adjustment expenses:
Current accident year - attritional	(1,295,523)	—	(43,185)	—	—	(1,338,708)
Current accident year - catastrophe	(66,064)	—	—	—	—	(66,064)
Prior accident years	148,837	—	1,270	—	—	150,107
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(411,276)	—	(5,746)	—	—	(417,022)
Other underwriting expenses	(312,351)	—	(18,065)	—	—	(330,416)
Products expenses	—	(326,035)	—	(173,873)	—	(499,908)
Services and other expenses	(8,184)	(444,775)	(33,144)	(81,525)	—	(567,628)
Adjusted operating income	$282,115	$58,764	$79,611	$32,388	$25,659	$478,537
Net investment losses						(149,071)
Amortization of acquired intangible assets						(46,942)
Interest expense						(52,140)
Net foreign exchange losses						(72,633)
Income before income taxes						$157,751

	Three Months Ended March 31, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains (losses)	$(224,194)	$—	$—	$—	$75,123	$(149,071)

b) The chief operating decision maker also reviews capital expenditures attributable to the Industrial and Consumer and Other segments.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Industrial	$22,636	$16,434
Consumer and Other	$11,268	$11,521

c) The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	March 31, 2026	December 31, 2025
Segment assets:
Markel Insurance	$43,473,248	$44,314,601
Industrial	3,989,709	3,965,449
Financial	15,057,582	14,444,426
Consumer and Other	1,813,388	1,783,183
Total segment assets	64,333,927	64,507,659
Corporate and eliminations	4,268,430	4,397,391
Total assets	$68,602,357	$68,905,050

3. Investments

a) The following tables summarize the Company's available-for-sale investments. Agency mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes.

	March 31, 2026
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,992,327	$33,328	$(23,853)	$6,001,802
U.S. government-sponsored enterprises	1,715,840	13,140	(64,358)	1,664,622
Obligations of states, municipalities, and political subdivisions	3,759,474	24,502	(111,523)	3,672,453
Foreign governments, agencies, and supranationals	3,484,109	51,406	(111,258)	3,424,257
Agency mortgage-backed securities	2,978,312	15,434	(66,982)	2,926,764
Non-agency mortgage-backed securities	54,756	—	(701)	54,055
Corporate and university bonds	222,498	189	(22,859)	199,828
Total fixed maturity securities	18,207,316	137,999	(401,534)	17,943,781
Short-term investments	2,027,082	1,526	(2,461)	2,026,147
Investments, available-for-sale	$20,234,398	$139,525	$(403,995)	$19,969,928

	December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,877,779	$63,769	$(13,641)	$5,927,907
U.S. government-sponsored enterprises	1,678,599	19,378	(57,743)	1,640,234
Obligations of states, municipalities, and political subdivisions	3,743,154	34,871	(105,557)	3,672,468
Foreign governments, agencies, and supranationals	3,359,014	89,595	(73,694)	3,374,915
Agency mortgage-backed securities	2,935,758	24,903	(59,541)	2,901,120
Non-agency mortgage-backed securities	66,296	—	(538)	65,758
Corporate and university bonds	235,318	368	(20,102)	215,584
Total fixed maturity securities	17,895,918	232,884	(330,816)	17,797,986
Short-term investments	2,029,650	4,632	(620)	2,033,662
Investments, available-for-sale	$19,925,568	$237,516	$(331,436)	$19,831,648

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	March 31, 2026
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$1,109,592	$(5,438)	$1,165,863	$(18,415)	$2,275,455	$(23,853)
U.S. government-sponsored enterprises	181,210	(1,027)	766,475	(63,331)	947,685	(64,358)
Obligations of states, municipalities, and political subdivisions	511,759	(3,887)	1,762,168	(107,636)	2,273,927	(111,523)
Foreign governments, agencies, and supranationals	798,190	(17,276)	1,131,345	(93,982)	1,929,535	(111,258)
Agency mortgage-backed securities	529,219	(5,626)	1,359,971	(61,356)	1,889,190	(66,982)
Non-agency mortgage-backed securities	5,857	(42)	48,198	(659)	54,055	(701)
Corporate and university bonds	21,097	(535)	176,540	(22,324)	197,637	(22,859)
Total fixed maturity securities	3,156,924	(33,831)	6,410,560	(367,703)	9,567,484	(401,534)
Short-term investments	1,189,488	(2,461)	—	—	1,189,488	(2,461)
Total	$4,346,412	$(36,292)	$6,410,560	$(367,703)	$10,756,972	$(403,995)

At March 31, 2026, the Company held 1,102 available-for-sale securities in an unrealized loss position with a total estimated fair value of $10.8 billion and gross unrealized losses of $404.0 million. Of these 1,102 securities, 808 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $6.4 billion and gross unrealized losses of $367.7 million.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses for any available-for-sale securities as of March 31, 2026 or December 31, 2025. As of March 31, 2026 and December 31, 2025, gross unrealized losses on available-for-sale securities were the result of declines in the fair value of the investments due to increases in interest rates, which are expected to reverse as the securities mature, and foreign currency movements related to available-for-sale securities denominated in a foreign currency.

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

c) The amortized cost and estimated fair value of fixed maturity securities at March 31, 2026 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,172,638	$2,171,438
Due after one year through five years	6,579,483	6,530,862
Due after five years through ten years	5,237,767	5,169,709
Due after ten years	1,184,360	1,090,953
	15,174,248	14,962,962
Mortgage-backed securities	3,033,068	2,980,819
Total fixed maturity securities	$18,207,316	$17,943,781

d) The following table presents the components of net investment income.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Interest:
Fixed maturity securities	$164,324	$143,345
Short-term investments	17,104	19,673
Cash and cash equivalents and restricted cash and cash equivalents	30,956	39,774
Dividends on equity securities	49,336	40,195
	261,720	242,987
Investment expenses	(5,830)	(5,892)
Net investment income	$255,890	$237,095

e) The following table presents the components of net investment losses included in net income (loss) and the change in net unrealized losses included in other comprehensive income (loss). Gross realized investment gains and losses on fixed maturity securities, short-term investments, and other investments were not material to the consolidated financial statements and are presented on a net basis in the following table.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Fixed maturity securities and short-term investments:
Net realized investment gains (losses)	$2,043	$(1,801)
Equity securities:
Change in fair value of securities sold during the period	(1,620)	(1,322)
Change in fair value of securities held at the end of the period	(727,985)	(145,948)
Total change in fair value	(729,605)	(147,270)
Net investment losses	$(727,562)	$(149,071)
Change in net unrealized losses on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$(165,604)	$273,213
Short-term investments	(4,947)	4,014
Net increase (decrease)	$(170,551)	$277,227

4. Fair Value Measurements

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	March 31, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$6,001,802	$—	$6,001,802
U.S. government-sponsored enterprises	—	1,664,622	—	1,664,622
Obligations of states, municipalities, and political subdivisions	—	3,672,453	—	3,672,453
Foreign governments, agencies, and supranationals	—	3,424,257	—	3,424,257
Agency mortgage-backed securities	—	2,926,764	—	2,926,764
Non-agency mortgage-backed securities	—	54,055	—	54,055
Corporate and university bonds	—	199,828	—	199,828
Total fixed maturity securities, available-for-sale	—	17,943,781	—	17,943,781
Equity securities:
Insurance, banks, and other financial institutions	4,884,952	—	—	4,884,952
Industrial, consumer, and all other	7,417,720	—	—	7,417,720
Total equity securities	12,302,672	—	—	12,302,672
Short-term investments, available-for-sale	1,824,361	201,786	—	2,026,147
Total investments	$14,127,033	$18,145,567	$—	$32,272,600

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,927,907	$—	$5,927,907
U.S. government-sponsored enterprises	—	1,640,234	—	1,640,234
Obligations of states, municipalities, and political subdivisions	—	3,672,468	—	3,672,468
Foreign governments, agencies, and supranationals	—	3,374,915	—	3,374,915
Agency mortgage-backed securities	—	2,901,120	—	2,901,120
Non-agency mortgage-backed securities	—	65,758	—	65,758
Corporate and university bonds	—	215,584	—	215,584
Total fixed maturity securities, available-for-sale	—	17,797,986	—	17,797,986
Equity securities:
Insurance, banks, and other financial institutions	5,441,617	—	—	5,441,617
Industrial, consumer, and all other	7,562,695	—	—	7,562,695
Total equity securities	13,004,312	—	—	13,004,312
Short-term investments, available-for-sale	1,843,163	190,499	—	2,033,662
Total investments	$14,847,475	$17,988,485	$—	$32,835,960

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2026 and 2025.

5. Products, Services, and Other Revenues

The following tables present revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues in the consolidated statements of income (loss) and comprehensive income (loss), along with a reconciliation to the total of products revenues and services and other revenues.

	Three Months Ended March 31, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$389,488	$—	$174,550	$—	$564,038
Services	1,542	457,265	260	87,358	—	546,425
Management fees	—	—	41,554	—	—	41,554
Total revenues from contracts with customers	1,542	846,753	41,814	261,908	—	1,152,017
Leasing revenues	—	35,020	—	17,586	—	52,606
Fronting fees	5,451	—	43,170	—	—	48,621
Equity method and other investments income (loss)	(2,279)	—	(12,131)	—	6,694	(7,716)
Other	(1,987)	1,285	—	1,003	—	301
Total products, services, and other revenues	$2,727	$883,058	$72,853	$280,497	$6,694	$1,245,829

	Three Months Ended March 31, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$362,357	$—	$191,760	$—	$554,117
Services	1,945	429,894	470	78,441	—	510,750
Management fees	—	—	25,868	—	—	25,868
Total revenues from contracts with customers	1,945	792,251	26,338	270,201	—	1,090,735
Leasing revenues	—	36,990	—	16,658	—	53,648
Fronting fees	3,144	—	36,510	—	—	39,654
Equity method and other investments income (loss)	(2,516)	46	33,837	—	5,033	36,400
Other	47	287	9	927	—	1,270
Total products, services, and other revenues	$2,620	$829,574	$96,694	$287,786	$5,033	$1,221,707

Receivables from contracts with customers, net of allowances for credit losses, were $642.7 million and $692.4 million as of March 31, 2026 and December 31, 2025, respectively.

6. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Gross reserves for losses and loss adjustment expenses, beginning of year	$30,857,453	$26,633,094
Reinsurance recoverables on unpaid losses, beginning of year	14,150,484	11,120,367
Net reserves for losses and loss adjustment expenses, beginning of year	16,706,969	15,512,727
Effect of foreign currency rate changes on beginning of year balance	(36,345)	56,701
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	16,670,624	15,569,428
Incurred losses and loss adjustment expenses:
Current accident year	1,270,880	1,404,772
Prior accident years	(104,063)	(150,107)
Total incurred losses and loss adjustment expenses	1,166,817	1,254,665
Payments:
Current accident year	35,061	50,284
Prior accident years	1,099,676	901,098
Total payments	1,134,737	951,382
Effect of foreign currency rate changes on current year activity	(582)	54
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re	—	(121)
Retroactive reinsurance transaction with Hagerty Re	(62,202)	—
Net reserves for losses and loss adjustment expenses, end of period	16,639,920	15,872,644
Reinsurance recoverables on unpaid losses, end of period	14,730,616	12,015,613
Gross reserves for losses and loss adjustment expenses, end of period	$31,370,536	$27,888,257

For the three months ended March 31, 2026, current accident year losses and loss adjustment expenses included $35.0 million of net losses and loss adjustment expenses attributed to the regional military conflict that emerged in the Middle East following U.S. and Israeli airstrikes on Iran on February 28, 2026. Net losses and loss adjustment expenses from the Middle East conflict were attributed to terrorism and marine war coverages written by the International division within the Markel Insurance segment. Loss estimates for incurred losses attributed to the Middle East conflict represent the Company's best estimate as of March 31, 2026 based upon information currently available. The Company's estimates for these losses are based on known losses and reported claims, as well as an analysis of the Company's ceded reinsurance contracts. Due to the inherent uncertainty associated with the assumptions surrounding the Middle East conflict, these estimates are subject to a wide range of variability.

While the Company believes the reserves for losses and loss adjustment expenses for the Middle East conflict as of March 31, 2026 are adequate based on information currently available, the Company continues to closely monitor reported claims, ceded reinsurance contract attachment, government actions, and areas impacted by the conflict and may adjust its loss estimates as new information becomes available. Additionally, as the Middle East conflict is ongoing, additional losses may be incurred in subsequent periods, and such losses may be material to the Company's results of operations, financial condition, and cash flows.

Effective January 1, 2026, the Company entered into a retroactive reinsurance agreement with Hagerty Reinsurance Limited (Hagerty Re) to reinsure its retained exposures on business written on behalf of Hagerty, Inc. (Hagerty) prior to January 1, 2026. Net losses and loss adjustment expenses on these ceded policies totaled $62.2 million as of December 31, 2025, for which the Company paid $54.1 million to Hagerty Re. See note 8 for additional details on the Company's transactions with Hagerty to transition the relationship to a fronting arrangement.

For the three months ended March 31, 2026, losses and loss adjustment expenses included $104.1 million of favorable development on prior years loss reserves, which included $64.4 million of net favorable development on the Company's professional liability, credit and surety, and workers' compensation insurance product lines within its Markel Insurance segment.

For the three months ended March 31, 2025, current accident year losses and loss adjustment expenses included $66.1 million of net losses and loss adjustment expenses attributed to the series of wildfires that occurred in southern California in January 2025.

For the three months ended March 31, 2025, losses and loss adjustment expenses included $150.1 million of favorable development on prior years loss reserves, which included $125.2 million of net favorable development on the Company's professional liability, general liability, marine and energy, and workers' compensation insurance product lines within its Markel Insurance segment.

7. Reinsurance

The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned. Fronting premiums are attributable to business written on behalf of third-party capacity providers, substantially all of which are ceded.

	Three Months Ended March 31,
	2026				2025
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,069,454	$219,774	$(444,345)	$1,844,883	$2,135,972	$729,042	$(554,725)	$2,310,289
Earned	$2,222,658	$340,669	$(514,558)	$2,048,769	$2,195,483	$438,045	$(544,156)	$2,089,372
Fronting:
Written	927,736	568,058	(1,495,631)	163	773,685	579,531	(1,353,214)	2
Earned	857,540	367,909	(1,225,332)	117	739,245	244,306	(983,549)	2
Consolidated:
Written	$2,997,190	$787,832	$(1,939,976)	$1,845,046	$2,909,657	$1,308,573	$(1,907,939)	$2,310,291
Earned	$3,080,198	$708,578	$(1,739,890)	$2,048,886	$2,934,728	$682,351	$(1,527,705)	$2,089,374

	Three Months Ended March 31,
	2026	2025
Ceded earned premiums to gross earned premiums	46%	42%
Assumed earned premiums to net earned premiums	35%	33%

Substantially all of the incurred losses and loss adjustment expenses related to the Company's fronted premiums were ceded. These gross losses totaled $1.2 billion and $957.5 million for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Gross losses and loss adjustment expenses	$1,433,996	$1,673,509
Ceded losses and loss adjustment expenses	(267,480)	(418,927)
Net losses and loss adjustment expenses	$1,166,516	$1,254,582

8. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Nephila

Fund Management

The Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate, and specialty insurance markets, Nephila also acts as an insurance manager to certain Bermuda licensed reinsurers and as the managing agent to Lloyd's Syndicates 2357, 2358, and 2359 (collectively, the Nephila Reinsurers). Neither the Nephila Funds nor the Nephila Reinsurers are consolidated by the Company. Nephila receives management fees for investment and insurance management services based on either the net asset value of the accounts managed or gross premium volume for the underlying risks to which the investors subscribed. For certain funds, Nephila may also receive performance fees based on their annual performance. For the three months ended March 31, 2026 and 2025, total fund management revenues attributed to unconsolidated entities managed by Nephila were $40.5 million and $25.5 million, respectively.

Fronting

The Company's fronting activities, which are provided through the Company's Markel Insurance operations and program services operations, include programs with the Nephila Reinsurers through which the Company writes insurance policies that are fully ceded to the Nephila Reinsurers in exchange for fronting fees. Through these programs, Nephila utilizes certain of the Company's licensed insurance companies to write a portion of its portfolio of U.S. catastrophe-exposed property and specialty risks. Gross premiums written through these programs that were ceded to the Nephila Reinsurers were $267.4 million and $389.3 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, reinsurance recoverables on the consolidated balance sheets included $267.6 million and $496.0 million, respectively, due from the Nephila Reinsurers. Under its programs with the Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

Hagerty

The Company holds a minority ownership interest in Hagerty, which operates as a managing general agent focused on the global automobile enthusiast market and also includes Hagerty Re, a Bermuda Class 3 reinsurance company. The Company writes U.S. classic car business on behalf of Hagerty. Effective January 1, 2026, the Company's business with Hagerty transitioned to a fronting arrangement, whereby the Company receives a fronting fee in exchange for writing business on behalf of Hagerty and ceding it to Hagerty Re. Prior to transitioning to a fronting arrangement, the majority of the Company's business with Hagerty was ceded to Hagerty Re.

Gross written premiums attributable to Hagerty for the three months ended March 31, 2026 were $253.3 million, all of which were ceded, including $242.1 million ceded to Hagerty Re. For the three months ended March 31, 2025, gross written premiums attributable to Hagerty were $219.9 million, of which $169.7 million were ceded to Hagerty Re. In connection with the transition, the Company also entered into agreements with Hagerty Re to reinsure its retained exposures on business written on behalf of Hagerty prior to January 1, 2026. Net losses and loss adjustment expenses and unearned premiums on these ceded policies totaled $62.2 million and $92.5 million, respectively, as of December 31, 2025. See note 6 for additional details on the Company's retroactive reinsurance agreement with Hagerty.

As of March 31, 2026 and December 31, 2025, reinsurance recoverables on the consolidated balance sheets included $298.0 million and $317.1 million, respectively, due from Hagerty Re.

9. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Three Months Ended March 31,
(in ones)	2026	2025
Issued and outstanding common shares, beginning of period	12,589,631	12,790,117
Issuance of common shares	5,371	2,258
Repurchase of common shares	(64,045)	(89,735)
Issued and outstanding common shares, end of period	12,530,957	12,702,640

b) The Company has 10,000,000 shares of no par value preferred stock authorized, none of which were issued or outstanding at March 31, 2026 and December 31, 2025.

c) Net income (loss) per common share was determined by dividing adjusted net income (loss) to shareholders by the applicable weighted average common shares outstanding. Weighted average basic common shares outstanding include restricted stock units that are no longer subject to any contingencies for issuance, but for which corresponding shares have not been issued. Diluted net income (loss) per common share is computed by dividing adjusted net income (loss) to shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. The following table presents basic net income (loss) per common share and diluted net income (loss) per common share.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Net income (loss) to shareholders	$(212,289)	$121,714
Adjustment and purchase of redeemable noncontrolling interests	(26,437)	33,341
Adjusted net income (loss) to shareholders	$(238,726)	$155,055

Weighted average basic common shares outstanding	12,630	12,804
Weighted average dilutive potential common shares from restricted stock units and restricted stock (1)	—	33
Weighted average diluted common shares outstanding	12,630	12,837
Basic net income (loss) per common share	$(18.90)	$12.11
Diluted net income (loss) per common share (1)	$(18.90)	$12.08
(1)    The impact of 39 thousand shares from restricted stock units and restricted stock awards was excluded from the computation of diluted earnings per common share for the three months ended March 31, 2026 because the effect would have been anti-dilutive.

10. Contingencies

Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included under Item 1 Financial Statements and our 2025 Annual Report on Form 10-K. The accompanying consolidated financial statements and related notes have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of our holding company, Markel Group Inc. (Markel Group), and its consolidated subsidiaries, as well as any variable interest entities that meet the requirements for consolidation (the Company). This section is divided into the following sections:

•Business Overview
•Results of Operations
•Financial Condition
•Non-GAAP Financial Measures
•Critical Accounting Estimates
•Safe Harbor and Cautionary Statement

Business Overview

Markel Group is a holding company that owns independently operated businesses across a range of industries. The cornerstone business, Markel Insurance, provides specialized insurance products that are not typically available through the standard insurance market. This insurance business sits at the center of the Company's strategy. It generates and holds capital used to support growth and investment across Markel Group. The other majority-owned businesses operate in diverse end markets, from industrial bakery equipment to ornamental plants to precast concrete. Markel Group also owns shares in publicly traded companies, which are primarily held within its insurance operations.

Markel Group supports each business by empowering leaders to make the best long-term decisions for their businesses. Customers, associates, and shareholders each benefit from this approach, given how it allows businesses to pursue opportunities that require time, stability, and trust. We believe this approach is difficult to replicate and makes Markel Group a distinctive home for businesses. The Company's long-term orientation and decision-making is rooted in the Company's culture, known as The Markel Style, which serves as a shared set of values that foster excellence and consistency across independent businesses, all while allowing each business to retain its entrepreneurial spirit.

A key principle of The Markel Style is building the value of the Company for shareholders. The design of Markel Group supports this goal by owning businesses that generate positive cash flows and redeploying those cash flows for additional growth. Markel Group has developed the skill and capability to redeploy capital efficiently, with low friction, across a large and diverse opportunity set, which includes reinvesting in existing businesses, acquiring majority-owned businesses, investing in publicly traded companies, and repurchasing Markel Group shares. Markel Group's unique company design and set of shared values have enabled it to compound shareholder capital at attractive rates over many decades.

Markel Group reports its business operations in four segments: Markel Insurance, Industrial, Financial, and Consumer and Other. See note 2 of the notes to consolidated financial statements for details regarding our reportable segments.

Results of Operations

The following table presents operating revenues by segment.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Markel Insurance	$2,201,685	$2,226,676
Industrial	883,058	829,574
Financial	161,530	178,481
Consumer and Other	280,497	287,786
Corporate and eliminations	23,835	25,659
Total operating revenues	$3,550,605	$3,548,176

The following table presents consolidated operating income and a reconciliation to consolidated adjusted operating income, as well as adjusted operating income by segment. Consolidated adjusted operating income is a non-GAAP measure. See "Non-GAAP Financial Measures" for additional details.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Operating income (loss)	$(273,329)	$282,524
Add: Amortization of acquired intangible assets	43,513	46,942
Less: Net investment losses	(727,562)	(149,071)
Adjusted operating income	$497,746	$478,537

Markel Insurance	$369,490	$282,115
Industrial	49,286	58,764
Financial	36,205	79,611
Consumer and Other	39,755	32,388
Corporate and eliminations	3,010	25,659
Adjusted operating income	$497,746	$478,537

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

The following table presents the components of comprehensive income (loss) to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Operating income (loss)	$(273,329)	$282,524
Interest expense	(50,886)	(52,140)
Net foreign exchange gains (losses)	54,277	(72,633)
Income tax (expense) benefit	65,582	(28,404)
Net income attributable to noncontrolling interests	(7,933)	(7,633)
Net income (loss) to shareholders	(212,289)	121,714
Other comprehensive income (loss) to shareholders	(128,141)	225,956
Comprehensive income (loss) to shareholders	$(340,430)	$347,670

Markel Insurance

Markel Insurance is our core specialty insurance business comprised of empowered local leaders underwriting hard-to-place risks across the globe in service of their customers' needs. Markel Insurance generates income primarily through its core underwriting activities and by investing the capital held by its underwriting subsidiaries, as well as through other insurance-related activities, which includes fronting and strategic minority investments. Markel Insurance is primarily comprised of its U.S. Wholesale and Specialty, Program and Solutions, International, and Global Reinsurance divisions. Markel Insurance also includes the run-off of the discontinued intellectual property collateral protection insurance (IP CPI) product line, life and annuity reinsurance business, and certain asbestos and environmental exposures, none of which is managed through its divisions.

We measure the operating performance of our Markel Insurance segment by its operating revenues and adjusted operating income, which represents operating income before net investment losses and amortization of acquired intangible assets. The following table summarizes the results of operations for our Markel Insurance segment.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Earned premiums	$1,969,339	$2,016,539
Net investment income	229,619	207,517
Services and other revenues	2,727	2,620
Operating revenues	$2,201,685	$2,226,676
Losses and loss adjustment expenses	(1,113,999)	(1,212,750)
Underwriting, acquisition, and insurance expenses	(713,091)	(723,627)
Services and other expenses	(5,105)	(8,184)
Adjusted operating income	$369,490	$282,115

Combined ratio	93%	96%

The 31% increase in adjusted operating income for the three months ended March 31, 2026 was driven by higher underwriting profits and net investment income. For further details of Markel Insurance's investment performance, see "Consolidated Investment Results."

Recent Developments

Middle East Conflict

A regional military conflict emerged in the Middle East following U.S. and Israeli airstrikes on Iran on February 28, 2026. Underwriting results for the three months ended March 31, 2026 included $35.0 million, or two points on the combined ratio, of net losses and loss adjustment expenses attributed to the Middle East conflict. Our losses and loss adjustment expenses from the Middle East conflict were attributed to terrorism and marine war coverages written by the International division.

Loss estimates for incurred losses attributed to the Middle East conflict represent our best estimate as of March 31, 2026 based upon information currently available. Our estimates for these losses are based on known losses and reported claims, as well as an analysis of our ceded reinsurance contracts. Due to the inherent uncertainty associated with the assumptions surrounding the Middle East conflict, these estimates are subject to a wide range of variability. While we believe our reserves for losses and loss adjustment expenses for the Middle East conflict as of March 31, 2026 are adequate based on information currently available, we continue to closely monitor reported claims, ceded reinsurance contract attachment, government actions, and areas impacted by the conflict and may adjust our loss estimates as new information becomes available.

Additionally, as the Middle East conflict is ongoing, additional losses may be incurred in subsequent periods, and such losses may be material to our results of operations, financial condition, and cash flows. Covering these risk is core to our expertise as a global specialty insurer and we continue to underwrite risks in this region on a case by case basis. Furthermore, our marine war coverages allow for the re-rating of in-force premium on contracts at risk during the escalated risk environment. See Item 1A. Risk Factors for additional information on the risks and uncertainties associated with this event.

Global Reinsurance

In August 2025, Markel Insurance sold the renewal rights for business written in its Global Reinsurance division, and the division entered into run-off. Gross premium volume in 2025 attributed to the Global Reinsurance division was $1.0 billion, including $576.9 million for the three months ended March 31, 2025. As many of the contracts previously written within this division were multi-year agreements, we expect premiums to continue earning over the next two years and loss reserves to take several additional years to run off. Effective January 1, 2026, we reinsured the international marine and energy reinsurance business that was still on-risk, comprising $54.8 million of unearned premiums as of December 31, 2025.

Gross premium volume in 2026 includes premiums attributed to contracts signed prior to the division being placed into run-off and changes in our estimate of ultimate premium volumes from in-force contracts. Additionally, gross premium volume in 2026 includes premiums on certain international reinsurance deals that are being fronted as part of the transition of the renewal rights. For the three months ended March 31, 2026, underwriting gross premium volume attributed to the Global Reinsurance division was $22.6 million and fronting gross premium volume was $77.0 million. The Global Reinsurance division combined ratio was 114% for the three months ended March 31, 2026, which had a two point unfavorable impact on the Markel Insurance segment combined ratio.

Hagerty

Effective January 1, 2026, Markel Insurance's business with Hagerty, Inc. (Hagerty) transitioned to a fronting arrangement, whereby Markel Insurance receives a fronting fee for writing business on behalf of Hagerty and ceding it to Hagerty Reinsurance Limited (Hagerty Re). Prior to transitioning to a fronting arrangement, the majority of our business with Hagerty was ceded to Hagerty Re.

For the three months ended March 31, 2026, fronting gross premium volume attributed to Hagerty was $253.3 million, all of which was ceded. For the three months ended March 31, 2025, underwriting gross premium volume attributed to Hagerty was $219.9 million, of which $169.7 million were ceded to Hagerty Re. In connection with the transition, we also entered into agreements with Hagerty Re to reinsure our retained exposures on business written on behalf of Hagerty prior to January 1, 2026. Net losses and loss adjustment expenses and unearned premiums on these ceded policies totaled $62.2 million and $92.5 million, respectively, as of December 31, 2025.

The following table summarizes the results of Markel Insurance's underwriting and other insurance-related activities.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	% Change
Gross premium volume	$2,802,995	$3,171,551	(12)%
Underwriting	$2,215,573	$2,793,406	(21)%
Adjusted underwriting (1)	$2,192,993	$1,996,551	10%
Fronting	$587,422	$378,145	55%

Net written premiums	$1,771,228	$2,238,676	(21)%
Earned premiums	$1,969,339	$2,016,539	(2)%
Underwriting profit	$142,249	$80,162	77%
Services and other income (loss)	$2,966	$(3,880)	NM (2)

Underwriting Ratios (3)			Point Change
Loss ratio
Current accident year loss ratio	62.0%	67.5%	(5.5)
Prior accident years loss ratio	(5.4)%	(7.4)%	2.0
Loss ratio	56.6%	60.1%	(3.5)
Expense ratio	36.2%	35.9%	0.3
Combined ratio	92.8%	96.0%	(3.2)

Current accident year loss ratio catastrophe impact (4)	1.8%	3.3%	(1.5)

Current accident year loss ratio, excluding catastrophe impact (1)	60.2%	64.2%	(4.0)
Combined ratio, excluding current accident year catastrophe impact (1)	91.0%	92.7%	(1.7)
(1)    This metric is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.
(2)    NM - Not meaningful.
(3)    Amounts may not reconcile due to rounding.
(4)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums. For the three months ended March 31, 2026, catastrophe current accident year losses and loss adjustment expenses were attributable to the Middle East conflict.

Premiums

The decrease in underwriting gross premium volume in our Markel Insurance segment for the three months ended March 31, 2026 was driven by the changes to our Global Reinsurance division and Hagerty relationship, as previously discussed. Adjusted underwriting gross premium volume, which excludes premiums attributed to the Global Reinsurance division and Hagerty in both periods, increased 10% driven by growth within our international professional liability and marine and energy product lines, as well as our personal lines and programs product lines, partially offset by lower premiums on our U.S. general liability and property product lines. Adjusted underwriting gross premium volume growth is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.

The increase in fronting gross premium volume was driven by changes to our Hagerty relationship and Global Reinsurance division, as previously discussed, partially offset by lower premiums on our property catastrophe programs with Nephila driven by the impact of rate decreases, which is reflective of the broader property market.

Rates in the aggregate across our diversified product portfolio remained relatively flat in the first quarter of 2026 with various offsetting rate increases and decreases across different product lines. Product lines achieving the most notable rate increases include our U.S. personal lines and general liability product lines. Product lines with notable rate decreases include our U.S. property product lines and our international cyber and energy product lines, while we saw more moderate rate decreases on our U.S. workers' compensation product line. We examine each of our product classes regularly by evaluating pricing and exposure, underwriting terms and conditions, deal structure, including limits and attachment points, and our expectations around loss cost trends, among other things. We target premium growth only in product lines where we are confident in the levels of rate adequacy.

Net retention of underwriting gross premium volume for both the three months ended March 31, 2026 and 2025 was 80%. Net retention decreased due to the impact of the ceded written premiums within our Global Reinsurance division and with our Hagerty business related to previously written business that was reinsured during the first quarter, as previously discussed, as well as changes in mix of business due to the run off of the Global Reinsurance division, which had a higher retention ratio than the rest of the segment. These decreases were offset by the impact of our Hagerty business transitioning to a fronting arrangement in 2026, which we ceded at approximately 80% in 2025, as well as lower cessions on our professional liability and personal lines reinsurance contracts. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

The decrease in earned premiums for the three months ended March 31, 2026 was primarily due to the impact of the changes in gross premium volume and net retention in recent periods, as previously discussed.

Combined Ratio

Underwriting results for the three months ended March 31, 2026 included $35.0 million, or two points on the combined ratio, of net losses and loss adjustment expenses attributed to the Middle East conflict. Underwriting results for the three months ended March 31, 2025 included $66.1 million, or three points, of net losses and loss adjustment expenses attributed to the series of wildfires that occurred in southern California in January 2025. Excluding losses attributed to catastrophes, the decrease in the Markel Insurance segment combined ratio for the three months ended March 31, 2026 was primarily attributable to a lower attritional loss ratio, partially offset by less favorable development on prior accident years loss reserves.

The decrease in the attritional loss ratio for the three months ended March 31, 2026 was primarily attributable to lower attritional loss ratios across our international insurance products lines and our U.S. professional liability product lines, due in part to the benefit of exiting our risk-managed directors and officers product lines in 2025. Additionally, we recognized current accident year losses of $20.0 million on our discontinued IP CPI product line in the first quarter of 2025 compared to no such losses in the first quarter of 2026.

The combined ratio for the three months ended March 31, 2026 included $106.9 million of favorable development on prior accident years loss reserves compared to $148.8 million for the same period of 2025. The decrease in favorable development was primarily attributable to less favorable development on our professional liability and general liability insurance product lines. For the three months ended March 31, 2026, favorable development was most significant within our professional liability, credit and surety, and workers' compensation insurance product lines. Favorable development in the first quarter of 2025 was most significant on our professional liability, general liability, marine and energy, and workers' compensation insurance product lines.

Markel Insurance - Divisional Results

The following tables present the divisional results of the Markel Insurance segment's underwriting and other insurance-related activities.

	Three Months Ended March 31, 2026
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$672,673	$655,856	$860,985	$22,580	$3,479	$2,215,573
Gross premium volume - fronting	—	510,405	—	77,017	—	587,422
Gross premium volume	$672,673	$1,166,261	$860,985	$99,597	$3,479	$2,802,995
Net written premiums	$588,004	$499,727	$713,252	$(33,234)	$3,479	$1,771,228

Earned premiums	$628,546	$567,287	$608,959	$160,010	$4,537	$1,969,339
Losses and loss adjustment expenses:
Current accident year - attritional	(389,362)	(348,161)	(320,842)	(125,977)	(1,568)	(1,185,910)
Current accident year - catastrophe	—	—	(35,028)	—	—	(35,028)
Prior accident years	23,190	35,852	60,510	(13,853)	1,240	106,939
Underwriting, acquisition, and insurance expenses	(216,058)	(201,962)	(250,433)	(42,568)	(2,070)	(713,091)
Underwriting profit (loss)	$46,316	$53,016	$63,166	$(22,388)	$2,139	$142,249

Services and other revenues	$—	$3,340	$4,364	$173	$194	$8,071
Services and other expenses	—	(2,386)	(722)	—	(1,997)	(5,105)
Services and other income (loss)	$—	$954	$3,642	$173	$(1,803)	$2,966

Current accident year loss ratio	61.9%	61.4%	58.4%	78.7%		62.0%
Prior accident years loss ratio	(3.7)%	(6.3)%	(9.9)%	8.7%		(5.4)%
Loss ratio	58.3%	55.1%	48.5%	87.4%		56.6%
Expense ratio	34.4%	35.6%	41.1%	26.6%		36.2%
Combined ratio	92.6%	90.7%	89.6%	114.0%		92.8%

	Three Months Ended March 31, 2025
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$742,217	$806,228	$670,322	$576,928	$(2,289)	$2,793,406
Gross premium volume - fronting	—	378,145	—	—	—	378,145
Gross premium volume	$742,217	$1,184,373	$670,322	$576,928	$(2,289)	$3,171,551
Net written premiums	$605,016	$544,843	$572,492	$517,102	$(777)	$2,238,676

Earned premiums	$662,629	$567,245	$509,395	$274,248	$3,022	$2,016,539
Losses and loss adjustment expenses:
Current accident year - attritional	(457,656)	(349,767)	(278,072)	(189,859)	(20,169)	(1,295,523)
Current accident year - catastrophe	(18,167)	(15,947)	(30,000)	(1,950)	—	(66,064)
Prior accident years	40,526	22,173	64,636	17,674	3,828	148,837
Underwriting, acquisition, and insurance expenses	(225,813)	(208,051)	(209,323)	(77,455)	(2,985)	(723,627)
Underwriting profit (loss)	$1,519	$15,653	$56,636	$22,658	$(16,304)	$80,162

Services and other revenues	$—	$3,410	$1,097	$—	$(203)	$4,304
Services and other expenses	—	(2,440)	(2,800)	—	(2,944)	(8,184)
Services and other income (loss)	$—	$970	$(1,703)	$—	$(3,147)	$(3,880)

Current accident year loss ratio	71.8%	64.5%	60.5%	69.9%		67.5%
Prior accident years loss ratio	(6.1)%	(3.9)%	(12.7)%	(6.4)%		(7.4)%
Loss ratio	65.7%	60.6%	47.8%	63.5%		60.1%
Expense ratio	34.1%	36.7%	41.1%	28.2%		35.9%
Combined ratio	99.8%	97.2%	88.9%	91.7%		96.0%

U.S. Wholesale and Specialty

The 9% decrease in gross premium volume and 5% decrease in earned premiums within the U.S. Wholesale and Specialty division for the three months ended March 31, 2026 were primarily due to certain underwriting actions taken within our general liability product lines aimed at improving overall profitability and rebalancing our product mix, as well as lower rates within our property product lines. The U.S. Wholesale and Specialty division's combined ratio for the three months ended March 31, 2026 decreased seven points primarily due to a lower current accident year loss ratio.

Programs and Solutions

The 19% decrease in underwriting gross premium volume within the Programs and Solutions division for the three months ended March 31, 2026 was primarily attributable to the transition of the Hagerty business to a fronting arrangement, partially offset by growth within our personal lines and programs product lines, as well as specialty lines written from our Bermuda platform. The 35% increase in fronting gross premium volume was driven by the transition of the Hagerty business to a fronting arrangement, partially offset by lower premiums on our property catastrophe programs with Nephila driven by rate decreases. The Programs and Solutions division's combined ratio for the three months ended March 31, 2026 decreased seven points primarily due to the impact of catastrophes losses in the first quarter of 2025 from the California wildfires and more favorable development on prior accident years loss reserves.

International

The 28% increase in gross premium volume and 20% increase in earned premiums within the International division for the three months ended March 31, 2026 were driven by increases on our professional liability and marine and energy product lines within the London market, as well as notable growth in Europe and Asia Pacific. The International division combined ratio was 90% in the first quarter of 2026, which included six points of net losses on the combined ratio attributed to the Middle East conflict.

Global Reinsurance

The 83% decrease in gross premium volume and 42% decrease in earned premiums within the Global Reinsurance division for the three months ended March 31, 2026 were attributable to the division entering run-off, as previously discussed. The Global Reinsurance division's combined ratio for the three months ended March 31, 2026 increased 22 points due to adverse development on prior accident years loss reserves compared to favorable development in the same period of 2025, as well as a higher attritional loss ratio, which we increased in response to recent loss development trends and to increase the level of caution in our loss reserves. Adverse development was driven by increases in prior accident years loss reserves within our general liability product lines due to greater severity than originally expected across older accident years.

Industrial

The Industrial segment is comprised of businesses that operate in the industrial sector. We measure the operating performance of our Industrial segment by its operating revenues and adjusted operating income, which represents operating income before amortization of acquired intangible assets. We consolidate the results of the businesses in the Industrial segment on a one-month lag, with the exception of significant transactions or events that occur during the intervening period. The following table summarizes the operating performance of our Industrial segment.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	% Change
Operating revenues	$883,058	$829,574	6%
Adjusted operating income	$49,286	$58,764	(16)%

The increase in operating revenues for the three months ended March 31, 2026 reflected organic growth and the contribution from an acquisition made by one of our businesses in December 2025. Organic revenue growth for our Industrial segment was 4% for the three months ended March 31, 2026. Organic revenue growth is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.

Organic revenue growth was primarily attributable to increased demand for our precast concrete products, resulting in higher prices and sales volume, as well as higher sales volume of our fire safety and equipment leasing services in the commercial construction industry. These increases were partially offset by lower sales volume of our car-hauling equipment due to a down cycle in demand for the industry.

The decrease in adjusted operating income for the three months ended March 31, 2026 was primarily attributable to a lower operating margin for the segment, due to changes in the mix of business, as previously discussed.

Financial

The Financial segment is comprised of insurance services and investment management businesses that operate in the financial sector, including State National and Nephila. We measure the operating performance of our Financial segment by its operating revenues and adjusted operating income, which represents operating income before amortization of acquired intangible assets. The following table summarizes the operating performance of our Financial segment.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	% Change
Operating revenues	$161,530	$178,481	(9)%
Adjusted operating income	$36,205	$79,611	(55)%

The decrease in operating revenues for the three months ended March 31, 2026 was primarily attributable to the impact of $31.3 million of income related to our minority investment in Velocity Holdco, LLC (Velocity) in the first quarter of 2025 following the sale of its managing general agent operations, partially offset by 10% organic revenue growth.

Organic revenue growth was primarily attributable to higher management fees for our insurance-linked securities investment management services and higher premium volumes in recent periods for our program services and lender services offerings, partially offset by the impact of a $14.4 million impairment of an equity method investment in an asset management firm in the first quarter of 2026.

The decrease in adjusted operating income for the three months ended March 31, 2026 was primarily attributable to the impact of the income related to our minority investment in Velocity in 2025 and an impairment of an equity method investment in 2026, as previously discussed.

Consumer and Other

The Consumer and Other segment is comprised of businesses that operate in the consumer sector, as well as a variety of other sectors, including information technology, real estate, and healthcare. We measure the operating performance of our Consumer and Other segment by its operating revenues and adjusted operating income, which represents operating income before amortization of acquired intangible assets. We consolidate the results of the businesses in the Consumer and Other segment on a one-month lag, with the exception of significant transactions or events that occur during the intervening period. The following table summarizes the operating performance of our Consumer and Other segment.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	% Change
Operating revenues	$280,497	$287,786	(3)%
Adjusted operating income	$39,755	$32,388	23%

The decrease in operating revenues for the three months ended March 31, 2026 was driven by lower home sales volume, partially offset by the impact of a full quarter contribution from Educational Partners International (EPI), which we began consolidating in the first quarter of 2025. Organic revenues for our Consumer and Other segment declined by 6% for the three months ended March 31, 2026. The increase in adjusted operating income was driven by the increased contribution from EPI.

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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net investment income	$29,847	$31,616
Other revenues	6,694	5,033
Operating revenues	36,541	36,649
Operating expenses (1)	(20,825)	—
Corporate adjusted operating income	$15,716	$36,649
Markel Group consolidating eliminations	(12,706)	(10,990)
Corporate and eliminations adjusted operating income	$3,010	$25,659
(1)    Prior to the third quarter of 2025, corporate expenses were fully allocated to our segments.

Consolidated Investment Results

We measure our investment performance by analyzing net investment income, which reflects the recurring interest and dividend earnings on our investment portfolio. See note 3(d) of the notes to consolidated financial statements included under Item 1 for details regarding the components of net investment income.

We also analyze net investment gains, which are primarily comprised of unrealized gains and losses on our equity portfolio. Net investment gains or losses in any given period are typically attributable to changes in the fair value of our equity portfolio due to market value movements. Based on the potential for volatility in the financial markets, we understand that the level of gains or losses may vary from one period to the next, and therefore believe that our investment performance is best analyzed over longer periods of time. As of March 31, 2026, the fair value of our equity portfolio included cumulative unrealized gains of $8.2 billion.

The following table summarizes our consolidated investment performance. Investing results are attributed to our businesses based on the subsidiary that holds the investments.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net investment income	$255,890	$237,095
Yield on fixed maturity securities (1)	3.7%	3.5%
Yield on short-term investments (1)	3.3%	3.8%
Yield on cash and cash equivalents and restricted cash and cash equivalents (1)	2.8%	3.4%

Net realized investment gains (losses)	$2,043	$(1,801)
Change in fair value of equity securities	(729,605)	(147,270)
Net investment losses	$(727,562)	$(149,071)

Return on equity securities (2)	(5.2)%	(0.9)%
(1)    Yield reflects the applicable annualized interest income as a percentage of the applicable monthly average invested assets at amortized cost.
(2)    Return on equity securities is calculated by dividing dividends and the change in fair value of equity securities by the monthly average equity securities at fair value and considers the timing of net purchases and sales.

The 8% increase in net investment income for the three months ended March 31, 2026 was driven by higher interest income on fixed maturity securities and higher dividend income on equity securities due to higher yields and higher average holdings in 2026 compared to 2025. These increases were partially offset by lower interest income on cash and cash equivalents due to lower average cash and cash equivalents holdings and lower short-term interest rates in 2026 compared to 2025.

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

	March 31, 2026
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Total
Fixed maturity securities	$17,362,079	$359,488	$222,214	$17,943,781
Equity securities	10,332,779	—	1,969,893	12,302,672
Short-term investments	763,767	229,139	1,033,241	2,026,147
Cash and cash equivalents, including restricted	2,390,260	893,755	897,263	4,181,278
Invested assets	$30,848,885	$1,482,382	$4,122,611	$36,453,878

Intercompany loans receivable	$728,000	$—	$270,637

	December 31, 2025
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Total
Fixed maturity securities	$17,184,810	$371,994	$241,182	$17,797,986
Equity securities	10,859,200	—	2,145,112	13,004,312
Short-term investments	757,540	229,261	1,046,861	2,033,662
Cash and cash equivalents, including restricted	2,526,820	975,829	1,100,653	4,603,302
Invested assets	$31,328,370	$1,577,084	$4,533,808	$37,439,262

Intercompany loans receivable	$728,000	$—	$269,176

The following tables summarize our investing results by segment. Intercompany interest relates to interest on intercompany loans.

	Three Months Ended March 31, 2026
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$159,298	$2,864	$2,162	$—	$164,324
Short-term investments	5,774	1,974	9,356	—	17,104
Cash and cash equivalents, including restricted	18,670	4,349	7,937	—	30,956
Intercompany loans receivable	6,668	—	6,038	(12,706)	—
Dividends on equity securities	44,053	—	5,283	—	49,336
Investment expenses	(4,844)	(57)	(929)	—	(5,830)
Net investment income	$229,619	$9,130	$29,847	$(12,706)	$255,890

Net investment gains (losses)	$(553,914)	$369	$(174,017)	$—	$(727,562)

	Three Months Ended March 31, 2025
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$140,739	$1,485	$1,121	$—	$143,345
Short-term investments	5,655	2,764	11,254	—	19,673
Cash and cash equivalents, including restricted	24,402	4,762	10,610	—	39,774
Intercompany loans receivable	7,020	—	3,970	(10,990)	—
Dividends on equity securities	34,532	—	5,663	—	40,195
Investment expenses	(4,831)	(59)	(1,002)	—	(5,892)
Net investment income	$207,517	$8,952	$31,616	$(10,990)	$237,095

Net investment gains (losses)	$(224,194)	$—	$75,123	$—	$(149,071)

Consolidated Underwriting Reconciliation

The following table reconciles our Markel Insurance segment underwriting results to our consolidated underwriting results. State National's underwriting results are included in our Financial segment.

	Three Months Ended March 31,
	2026				2025
(dollars in thousands)	Markel Insurance	State National	Eliminations	Consolidated	Markel Insurance	State National	Eliminations	Consolidated
Gross premium volume:
Underwriting	$2,215,573	$73,655	$—	$2,289,228	$2,793,406	$71,610	$—	$2,865,016
Fronting	587,422	987,748	(79,376)	1,495,794	378,145	1,028,666	(53,597)	1,353,214
Total	$2,802,995	$1,061,403	$(79,376)	$3,785,022	$3,171,551	$1,100,276	$(53,597)	$4,218,230

Earned premiums	$1,969,339	$79,547	$—	$2,048,886	$2,016,539	$72,835	$—	$2,089,374
Losses and loss adjustment expenses	(1,113,999)	(52,818)	—	(1,166,817)	(1,212,750)	(41,915)	—	(1,254,665)
Underwriting, acquisition, and insurance expenses	(713,091)	(26,737)	—	(739,828)	(723,627)	(23,811)	—	(747,438)
Underwriting profit (loss)	$142,249	$(8)	$—	$142,241	$80,162	$7,109	$—	$87,271

Combined ratio	92.8%	100.0%		93.1%	96.0%	90.2%		95.8%

Other

The following table presents the components of consolidated net income that are not allocated to our operating segments.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Amortization of acquired intangible assets	$43,513	$46,942
Interest expense	$50,886	$52,140
Net foreign exchange (gains) losses	$(54,277)	$72,633
Income tax expense (benefit)	$(65,582)	$28,404

Effective tax rate	24%	18%

Net Foreign Exchange Gains and Losses

Net foreign exchange gains and losses are primarily due to the remeasurement of our foreign currency denominated insurance loss reserves to the U.S. Dollar. The predominant foreign currencies within our insurance operations are the Euro and the British Pound. The U.S. Dollar strengthened against the Euro and the British Pound during the three months ended March 31, 2026, while it weakened against these currencies during the same period of 2025.

Our exposure to foreign currency exchange rates is largely hedged through our available-for-sale investment portfolio, where we hold securities that generally match the currencies of our loss reserves. We also purchase foreign currency forward contracts to manage unmatched foreign currency exposures.

Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized losses on available-for-sale investments in other comprehensive income, were losses of $51.8 million for the three months ended March 31, 2026 compared to gains of $64.4 million for the same period of 2025.

Income Taxes

The effective tax rate was 24% and 18% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for 2026 and 2025 differs from the statutory rate of 21%, primarily due to various immaterial discrete items that resulted in a net tax benefit in the quarter, the impact of which was magnified due to the relatively small pre-tax loss in the first quarter of 2026 and pre-tax income in the first quarter of 2025.

We use the estimated annual effective tax rate method for calculating our tax provision in interim periods. This method applies our best estimate of the effective tax rate expected for the full year to year-to-date earnings before income taxes. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated (discrete items), are excluded from the estimated annual effective tax rate, and the related tax expense or benefit is reported in the same period as the related item. The estimated annual effective tax rate was 21% and 22% for the three months ended March 31, 2026 and 2025, respectively.

Other Comprehensive Income (Loss) to Shareholders

The following table summarizes the components of other comprehensive income (loss) to shareholders.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Change in net unrealized losses on available-for-sale investments, net of taxes	$(133,821)	$218,377
Other, net of taxes	5,717	7,552
Other comprehensive (income) loss attributable to noncontrolling interests	(37)	27
Other comprehensive income (loss) to shareholders	$(128,141)	$225,956

The change in net unrealized losses on available-for-sale investments in any given period is typically attributable to changes in the fair value of our fixed maturity portfolio due to changes in interest rates during the period, and, to a lesser extent, changes in foreign currency exchange rates.

As of March 31, 2026, 97% of our fixed maturity portfolio was rated "AA" or better.

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the benefit and protection of our policyholders, creditors, and shareholders. Our consolidated debt to capital ratio was 19% at both March 31, 2026 and December 31, 2025, which is within the range of our target capital structure.

Investments, cash and cash equivalents, and restricted cash and cash equivalents (invested assets) were $36.5 billion and $37.4 billion at March 31, 2026 and December 31, 2025, respectively. The decrease in invested assets was primarily attributable to a decrease in the fair value of our equity securities. Our holding company had $4.0 billion and $4.4 billion of invested assets at March 31, 2026 and December 31, 2025, respectively. The decrease in invested assets at our holding company was primarily attributable to a decrease in the fair value of equity securities held by our holding company and cash used to repurchase shares of our common stock. For further details on the composition of our invested assets, see "Consolidated Investment Results."

We have a share repurchase program, authorized by our Board of Directors, that provides for the repurchase of up to $2 billion of common stock. As of March 31, 2026, $1.4 billion remained available for repurchase under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

We may from time to time seek to prepay, retire, or repurchase our outstanding senior notes, through open market purchases, privately negotiated transactions, or otherwise. Those prepayments, retirements, or repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.

We have access to various capital sources, including dividends from our subsidiaries, holding company invested assets, undrawn capacity under our revolving credit facility, and access to the debt and equity capital markets. We believe we have, or have access to, adequate liquidity to meet our capital and operating needs, including that which may be required to support the operating needs of our subsidiaries. However, the availability of these sources of capital and the availability and terms of future financings will depend on a variety of factors.

Cash Flows

Net cash provided by operating activities was $15.9 million for the three months ended March 31, 2026 compared to $376.2 million for the same period of 2025. The decrease was primarily attributable to higher net claims payments and lower net premiums collected within our Markel Insurance Segment, due in part to net payments made in the first quarter of 2026 totaling $107.7 million to reinsure our exposures on our Hagerty business following the transition of that business to a fronting arrangement in 2026. Lower premium collections in 2026 also reflect the impact of lower premium volume due to the run off of our Global Reinsurance division. The decrease in operating cash flows was also attributable to lower cash flows from our Financial and Industrial segments and higher net tax payments in the first quarter of 2026.

Net cash used by investing activities was $348.2 million for the three months ended March 31, 2026 compared to net cash provided by investing activities of $192.8 million for the same period of 2025. During the three months ended March 31, 2026, net cash used by investing activities included net purchases of fixed maturity securities and equity securities of $271.6 million and $28.0 million, respectively. During the three months ended March 31, 2025, net cash provided by investing activities included net sales of short-term investments of $447.4 million and net purchases of fixed maturity securities and equity securities of $242.2 million and $56.7 million, respectively. Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities, and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $79.5 million for the three months ended March 31, 2026 compared to $105.8 million for the same period of 2025. Cash of $133.9 million and $170.3 million was used to repurchase shares of our common stock during the first three months of 2026 and 2025, respectively. Additionally, financing activities during the three months ended March 31, 2026 and 2025 reflected borrowings and repayments of debt at certain of our operating businesses, primarily on revolving lines of credit.

Non-GAAP Financial Measures

Markel Group utilizes certain non-GAAP measures that we believe enhance the understanding of our performance. These measures should not be viewed as a substitute for measures determined in accordance with U.S. GAAP.

Consolidated Adjusted Operating Income

Consolidated adjusted operating income, which excludes net investment gains and losses, amortization of acquired intangible assets, and impairment of goodwill, is a non-GAAP financial measure. We believe adjusted operating income is generally an accurate representation of the operating performance of our businesses in our periodic results. Net investment gains and losses are predominantly derived from our investments in publicly traded equity securities and include significant unrealized gains and losses from market value movements. We believe that net investment gains and losses, whether realized from sales or unrealized from market value movements, are distortive in understanding the short-term operating performance of our businesses. We do not view amortization of intangible assets and impairment of goodwill, which arise from purchase accounting for acquisitions, as ongoing costs of operating our businesses, and therefore exclude those amounts from our adjusted operating income metric.

Combined Ratio and Current Accident Year Loss Ratio, Excluding Current Year Catastrophe Events

We use underwriting profit or loss and the combined ratio as a basis for evaluating our underwriting performance. The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of incurred losses, loss adjustment expenses, and underwriting, acquisition, and insurance expenses to earned premiums. The combined ratio is the sum of the loss ratio and the expense ratio.

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

When analyzing our combined ratio, we exclude current accident year losses and loss adjustment expenses attributed to natural catastrophes and certain other significant, infrequent loss events, such as the Middle East conflict. Gross and ceded losses for certain events may also result in receipt or payment of reinstatement premiums, which, if significant, may also be excluded when analyzing our combined ratio. Due to the unique characteristics of these events, there is inherent variability as to the timing and amount of the loss, which cannot be predicted in advance. We believe measures that exclude the effects of such events are meaningful to understand the underlying trends and variability in our underwriting results that may be obscured by these items.

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

Adjusted Underwriting Gross Premium Volume

Adjusted underwriting gross premium volume is a non-GAAP measure that excludes underwriting gross premium volume from the Global Reinsurance division and our business with Hagerty for both periods. In August 2025, Markel Insurance sold the renewal rights for contracts written through its Global Reinsurance division, and the division entered into run-off, which resulted in a significant decline in underwriting gross premium volume. Beginning on January 1, 2026, Markel Insurance's business written on behalf of Hagerty transitioned from being an underwriting product to a fronting arrangement, which resulted in a change in the presentation of the related gross premium volume and therefore, a significant decline in underwriting gross premium volume. We believe adjusted underwriting gross premium volume is a meaningful measure when comparing underwriting gross premium volume from period-to-period as it adjusts for the impact of these significant contractual restructuring changes within the Markel Insurance segment. The following table reconciles underwriting gross premium volume to adjusted underwriting gross premium volume.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	% Change
Underwriting gross premium volume	$2,215,573	$2,793,406	(21)%
Less: Global Reinsurance division underwriting gross premium volume	22,580	576,928
Less: Hagerty underwriting gross premium volume	—	219,927
Adjusted underwriting gross premium volume	$2,192,993	$1,996,551	10%

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

Three Months Ended March 31, 2026
Industrial segment:
Revenue growth	6.4%
Impact of inorganic activity	(2.2)%
Organic revenue growth	4.2%

Financial segment:
Revenue growth	(9.5)%
Impact of inorganic activity	19.2%
Organic revenue growth	9.7%

Consumer and Other segment:
Revenue growth	(2.5)%
Impact of inorganic activity	(3.4)%
Organic revenue growth	(5.9)%

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

Readers are urged to review our 2025 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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

There are risks and uncertainties that may cause actual results to differ materially from predicted results in forward-looking statements. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additional factors that could cause actual results to differ from those predicted are set forth under Item 1 Business, Item 1A Risk Factors, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A Quantitative and Qualitative Disclosures About Market Risk in our 2025 Annual Report on Form 10-K or under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and "Risk Factors" in this report, or are included in the items listed below:
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
•failures, inadequacies, or inaccuracies (whether due to data error, human error, or otherwise) in the various methods, modeling techniques, and data analytics (e.g., scenarios, predictive and stochastic modeling, and forecasting) we use to analyze and estimate exposures, loss trends, and other risks associated with our insurance businesses could cause us to misprice our products or fail to appropriately estimate the risks to which we are exposed;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates, and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. During the three months ended March 31, 2026, there were no material changes in our market risk exposures from those described in our 2025 Annual Report on Form 10-K.

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill its obligations to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables. For the three months ended March 31, 2026, no material credit losses or potential credit losses were identified, thus there were no material changes in our credit risk exposures from those described in our 2025 Annual Report on Form 10‑K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The disclosure below supplements risk factors previously disclosed in our 2025 Annual Report on Form 10-K. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our businesses, results of operations, or financial condition.

Our businesses, results of operations, and financial condition could be adversely affected by ongoing regional or military conflicts and related disruptions in the global economy. The global economy has been, and may in the future be, negatively impacted by regional or military conflicts, for example, the on-going conflicts between Russia and Ukraine and in the Middle East, following U.S. and Israeli airstrikes on Iran. We may have operations in areas affected by a conflict, and some of our businesses may be adversely affected by a conflict and its effects. Within our underwriting operations, we have, and may continue to have, insurance contracts with exposure to losses attributed or corollary to a conflict, such as losses related to our coverage of ships, cargo, trade credit, and inventory. For example, we underwrite insurance policies covering risks in the Middle East and have incurred losses from the Middle East conflict attributed to terrorism and marine war coverages written by the Markel Insurance International division, which we discuss under Item 2 Management's Discussion & Analysis of Financial Condition and Results of Operations. Additionally, our investment portfolio has experienced, and may continue to experience, adverse market value movements attributable to market reactions to developments in the Middle East, including fluctuations in energy prices, and broader equity and fixed income market volatility. Our other operations also may have direct exposure to customers and vendors in an affected area. Certain of our businesses may experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of a conflict on the global economy.

Furthermore, governments in the U.S., U.K., and E.U., among others, may impose export controls on certain products and financial and economic sanctions on certain industry sectors and parties in affected areas. These export controls and sanctions, or our failure to comply with them, could result in restrictions on our ability to do business in one or more of the jurisdictions in which we conduct business or have the other adverse effects previously discussed in our 2025 Annual Report on Form 10-K in Item 1A Risk Factors under "We are subject to laws and regulations relating to economic and trade sanctions and bribery and corruption, the violation of which could have a material adverse effect on us."

We are unable to predict the impact an ongoing conflict may have on our businesses or the global economy. The impact of geopolitical tensions related to these conflicts, including increased trade barriers or restrictions on global trade, is unknown and could result in, among other things, heightened cybersecurity threats, supply disruptions, disruptions to our operations, protracted or increased inflation, increased energy costs, lower consumer demand, fluctuations in interest and foreign exchange rates, and increased volatility in financial markets, any of which could adversely affect our businesses, results of operations, and financial condition. In addition, an ongoing conflict may have the effect of triggering or intensifying many of the risks described in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our common share repurchases for the quarter ended March 31, 2026.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2026 through January 31, 2026	13,655	$2,078.69	13,655	$1,469,143
February 1, 2026 through February 28, 2026	23,627	$2,072.53	23,627	$1,420,175
March 1, 2026 through March 31, 2026	25,955	$1,938.33	25,955	$1,369,866
Total	63,237	$2,018.78	63,237	$1,369,866
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

Item 5. OTHER INFORMATION

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company's quarterly period ended March 31, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408.

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

101
The following consolidated financial statements from Markel Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on April 28, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of April 2026.

Markel Group Inc.

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian J. Costanzo
Brian J. Costanzo
Chief Financial Officer
(Principal Financial Officer)