Form 10-Q
period 2026-06-30
MARKEL GROUP INC.
filed 2026-07-29
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at July 22, 2026: 12,389,958

Markel Group Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $18,044,608 in 2026 and $17,895,918 in 2025)	$17,708,607	$17,797,986
Equity securities (cost of $4,163,590 in 2026 and $4,094,745 in 2025)	13,462,553	13,004,312
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,333,419	2,033,662
Total Investments	33,504,579	32,835,960
Cash and cash equivalents	3,423,224	3,964,705
Restricted cash and cash equivalents	644,820	638,597
Receivables	4,127,453	3,964,598
Reinsurance recoverables	15,813,915	14,616,279
Deferred policy acquisition costs	819,999	909,516
Prepaid reinsurance premiums	3,909,766	3,073,999
Goodwill	2,835,351	2,822,091
Intangible assets	1,459,860	1,543,002
Other assets	4,724,179	4,536,303
Total Assets	$71,263,146	$68,905,050
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$32,172,616	$30,857,453
Unearned premiums	7,923,440	7,253,079
Payables to insurance and reinsurance companies	1,678,867	1,667,871
Senior long-term debt and other debt (estimated fair value of $3,924,000 in 2026 and $3,856,000 in 2025)	4,367,740	4,303,811
Other liabilities	5,649,026	5,720,647
Total Liabilities	51,791,689	49,802,861
Redeemable noncontrolling interests	467,023	506,064
Commitments and contingencies
Shareholders' equity:
Common stock	3,716,892	3,672,381
Retained earnings	15,593,743	15,034,835
Accumulated other comprehensive loss	(305,115)	(109,460)
Total Shareholders' Equity	19,005,520	18,597,756
Noncontrolling interests	(1,086)	(1,631)
Total Equity	19,004,434	18,596,125
Total Liabilities and Equity	$71,263,146	$68,905,050

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,071,778	$2,141,691	$4,120,664	$4,231,065
Net investment income	256,123	230,009	512,013	467,104
Products revenues	859,465	846,925	1,431,886	1,408,049
Services and other revenues	831,071	803,918	1,504,479	1,464,501
Total Operating Revenues	4,018,437	4,022,543	7,569,042	7,570,719

Net investment gains	1,167,525	580,223	439,963	431,152

OPERATING EXPENSES
Losses and loss adjustment expenses	1,187,151	1,288,034	2,353,968	2,542,699
Underwriting, acquisition, and insurance expenses	735,811	774,211	1,475,639	1,521,649
Products expenses	723,458	707,381	1,240,888	1,207,289
Services and other expenses	935,896	674,587	1,564,680	1,242,215
Amortization of acquired intangible assets	43,301	51,213	86,814	98,155
Total Operating Expenses	3,625,617	3,495,426	6,721,989	6,612,007
Operating Income	1,560,345	1,107,340	1,287,016	1,389,864
Interest expense	(52,390)	(53,076)	(103,276)	(105,216)
Net foreign exchange gains (losses)	10,378	(191,909)	64,655	(264,542)
Income Before Income Taxes	1,518,333	862,355	1,248,395	1,020,106
Income tax expense	(332,869)	(185,170)	(267,287)	(213,574)
Net Income	1,185,464	677,185	981,108	806,532
Net income attributable to noncontrolling interests	(16,625)	(20,037)	(24,558)	(27,670)
Net Income to Shareholders	1,168,839	657,148	956,550	778,862
Preferred stock dividends and redemption premiums	—	(26,109)	—	(26,109)
Net Income to Common Shareholders	$1,168,839	$631,039	$956,550	$752,753

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized losses on available-for-sale investments, net of taxes	$(59,712)	$202,512	$(193,533)	$420,889
Other, net of taxes	(7,785)	7,892	(2,068)	15,444
Total Other Comprehensive Income (Loss)	(67,497)	210,404	(195,601)	436,333
Comprehensive Income	1,117,967	887,589	785,507	1,242,865
Comprehensive income attributable to noncontrolling interests	(16,642)	(20,078)	(24,612)	(27,684)
Comprehensive Income to Shareholders	$1,101,325	$867,511	$760,895	$1,215,181

NET INCOME PER COMMON SHARE
Basic	$93.08	$49.80	$73.81	$61.76
Diluted	$92.76	$49.67	$73.57	$61.60

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended June 30, 2026	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
March 31, 2026	$3,707,179	$14,662,404	$(237,601)	$18,131,982	$(1,634)	$18,130,348	$519,752
Net income		1,168,839	—	1,168,839	—	1,168,839	16,625
Other comprehensive income (loss)		—	(67,514)	(67,514)	—	(67,514)	17
Comprehensive income				1,101,325	—	1,101,325	16,642
Repurchase of common stock	—	(236,722)	—	(236,722)	—	(236,722)	—
Equity awards expensed	9,753	—	—	9,753	—	9,753	—
Adjustment of redeemable noncontrolling interests	—	(6,142)	—	(6,142)	—	(6,142)	6,142
Purchase of noncontrolling interests	—	5,278	—	5,278	—	5,278	(64,258)
Other	(40)	86	—	46	548	594	(11,255)
June 30, 2026	$3,716,892	$15,593,743	$(305,115)	$19,005,520	$(1,086)	$19,004,434	$467,023

Six Months Ended June 30, 2026	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2025	$3,672,381	$15,034,835	$(109,460)	$18,597,756	$(1,631)	$18,596,125	$506,064
Net income		956,550	—	956,550	—	956,550	24,558
Other comprehensive income (loss)		—	(195,655)	(195,655)	—	(195,655)	54
Comprehensive income				760,895	—	760,895	24,612
Repurchase of common stock	—	(370,653)	—	(370,653)	—	(370,653)	—
Equity awards expensed	46,696	—	—	46,696	—	46,696	—
Adjustment of redeemable noncontrolling interests	—	(32,579)	—	(32,579)	—	(32,579)	32,579
Purchase of noncontrolling interests	—	5,278	—	5,278	—	5,278	(73,753)
Other	(2,185)	312	—	(1,873)	545	(1,328)	(22,479)
June 30, 2026	$3,716,892	$15,593,743	$(305,115)	$19,005,520	$(1,086)	$19,004,434	$467,023

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended June 30, 2025	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
March 31, 2025	$591,891	$3,582,932	$13,364,810	$(391,126)	$17,148,507	$16,235	$17,164,742	$579,739
Net income			657,148	—	657,148	2,388	659,536	17,649
Other comprehensive income			—	210,363	210,363	—	210,363	41
Comprehensive income					867,511	2,388	869,899	17,690
Repurchase of common stock	—	—	(99,351)	—	(99,351)	—	(99,351)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Redemption of preferred stock	(591,891)	—	(8,109)	—	(600,000)	—	(600,000)	—
Equity awards expensed	—	19,227	—	—	19,227	—	19,227	—
Adjustment of redeemable noncontrolling interests	—	56,883	(62,963)	—	(6,080)	—	(6,080)	6,080
Purchase of noncontrolling interest	—	—	7,381	—	7,381	—	7,381	(61,777)
Other	—	(1)	(1,036)	—	(1,037)	3	(1,034)	(10,393)
June 30, 2025	$—	$3,659,041	$13,839,880	$(180,763)	$17,318,158	$18,626	$17,336,784	$531,339

Six Months Ended June 30, 2025	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2024	$591,891	$3,560,633	$13,380,456	$(617,082)	$16,915,898	$13,041	$16,928,939	$540,034
Net income			778,862	—	778,862	5,580	784,442	22,090
Other comprehensive income			—	436,319	436,319	—	436,319	14
Comprehensive income					1,215,181	5,580	1,220,761	22,104
Repurchase of common stock	—	—	(269,621)	—	(269,621)	—	(269,621)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Redemption of preferred stock	(591,891)	—	(8,109)	—	(600,000)	—	(600,000)	—
Equity awards expensed	—	41,534	—	—	41,534	—	41,534	—
Acquisition of EPI	—	—	—	—	—	—	—	81,201
Adjustment of redeemable noncontrolling interests	—	56,883	(29,622)	—	27,261	—	27,261	(27,261)
Purchase of noncontrolling interest	—	—	7,381	—	7,381	—	7,381	(61,777)
Other	—	(9)	(1,467)	—	(1,476)	5	(1,471)	(22,962)
June 30, 2025	$—	$3,659,041	$13,839,880	$(180,763)	$17,318,158	$18,626	$17,336,784	$531,339

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
(dollars in thousands)
OPERATING ACTIVITIES
Net income	$981,108	$806,532
Adjustments to reconcile net income to net cash provided by operating activities	(536,327)	74,056
Net Cash Provided By Operating Activities	444,781	880,588
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls, and prepayments of fixed maturity securities	1,361,307	1,044,717
Cost of fixed maturity securities purchased	(1,484,484)	(1,530,292)
Proceeds from sales of equity securities	205,645	103,788
Cost of equity securities purchased	(226,922)	(200,317)
Net change in short-term investments	(274,160)	728,977
Additions to property and equipment	(91,592)	(91,353)
Acquisitions, net of cash acquired	(24,374)	(60,003)
Other	(10,960)	87,879
Net Cash Provided (Used) By Investing Activities	(545,540)	83,396
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	622,601	540,821
Repayment of senior long-term debt and other debt	(558,950)	(509,632)
Repurchases of common stock	(370,653)	(269,621)
Dividends paid on preferred stock	—	(18,000)
Redemption of preferred stock	—	(600,000)
Purchase of noncontrolling interests	(73,753)	(61,777)
Other	(40,727)	(9,538)
Net Cash Used By Financing Activities	(421,482)	(927,747)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(13,017)	66,608
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(535,258)	102,845
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	4,603,302	4,192,248
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,068,044	$4,295,093

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Group Inc. (Markel Group) is a holding company comprised of a diverse group of businesses and investments with specialty insurance at its core. See note 2 for details regarding reportable segments.

a) Basis of Presentation. The consolidated balance sheet as of June 30, 2026 and the related consolidated statements of income and comprehensive income and changes in equity for the quarters and six months ended June 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2025 was derived from Markel Group's audited annual consolidated financial statements.

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

	Quarter Ended June 30, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$1,992,361	$—	$79,417	$—	$—	$2,071,778
Net investment income	231,223	—	9,471	—	15,429	256,123
Products revenues	—	421,895	—	437,570	—	859,465
Services and other revenues	10,330	616,173	82,460	114,404	7,704	831,071
Total operating revenues	2,233,914	1,038,068	171,348	551,974	23,133	4,018,437
Losses and loss adjustment expenses:
Current accident year - attritional	(1,263,694)	—	(48,832)	—	—	(1,312,526)
Current accident year - catastrophe (1)	(40,983)	—	—	—	—	(40,983)
Prior accident years	166,560	—	(202)	—	—	166,358
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(414,342)	—	(6,234)	—	—	(420,576)
Other underwriting expenses	(297,783)	—	(17,452)	—	—	(315,235)
Products expenses	—	(381,181)	—	(342,277)	—	(723,458)
Services and other expenses	(7,182)	(581,453)	(247,568)	(87,551)	(12,142)	(935,896)
Adjusted operating income (loss)	$376,490	$75,434	$(148,940)	$122,146	$10,991	$436,121
Net investment gains						1,167,525
Amortization of acquired intangible assets						(43,301)
Interest expense						(52,390)
Net foreign exchange gains						10,378
Income before income taxes						$1,518,333
(1)    Catastrophe current accident year losses and loss adjustment expenses were related to the Middle East conflict.

	Quarter Ended June 30, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains	$1,030,284	$—	$—	$—	$137,241	$1,167,525

	Quarter Ended June 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$2,063,622	$—	$78,069	$—	$—	$2,141,691
Net investment income	207,728	—	9,606	—	12,675	230,009
Products revenues	—	424,573	—	422,352	—	846,925
Services and other revenues	8,283	591,142	85,177	106,874	12,442	803,918
Total operating revenues	2,279,633	1,015,715	172,852	529,226	25,117	4,022,543
Losses and loss adjustment expenses:
Current accident year - attritional	(1,335,801)	—	(36,152)	—	—	(1,371,953)
Current accident year - catastrophe	5,187	—	—	—	—	5,187
Prior accident years	78,934	—	(202)	—	—	78,732
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(429,109)	—	(6,256)	—	—	(435,365)
Other underwriting expenses	(319,633)	—	(19,213)	—	—	(338,846)
Products expenses	—	(366,283)	—	(341,098)	—	(707,381)
Services and other expenses	(9,456)	(545,919)	(32,607)	(86,605)	—	(674,587)
Adjusted operating income	$269,755	$103,513	$78,422	$101,523	$25,117	$578,330
Net investment gains						580,223
Amortization of acquired intangible assets						(51,213)
Interest expense						(53,076)
Net foreign exchange losses						(191,909)
Income before income taxes						$862,355

	Quarter Ended June 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains (losses)	$580,572	$—	$—	$—	$(349)	$580,223

	Six Months Ended June 30, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$3,961,700	$—	$158,964	$—	$—	$4,120,664
Net investment income	460,842	—	18,601	—	32,570	512,013
Products revenues	—	819,620	—	612,266	—	1,431,886
Services and other revenues	13,057	1,101,506	155,313	220,205	14,398	1,504,479
Total operating revenues	4,435,599	1,921,126	332,878	832,471	46,968	7,569,042
Losses and loss adjustment expenses:
Current accident year - attritional	(2,449,604)	—	(98,774)	—	—	(2,548,378)
Current accident year - catastrophe (1)	(76,011)	—	—	—	—	(76,011)
Prior accident years	273,499	—	(3,078)	—	—	270,421
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(821,071)	—	(12,435)	—	—	(833,506)
Other underwriting expenses	(604,145)	—	(37,988)	—	—	(642,133)
Products expenses	—	(741,131)	—	(499,757)	—	(1,240,888)
Services and other expenses	(12,287)	(1,055,275)	(293,338)	(170,813)	(32,967)	(1,564,680)
Adjusted operating income (loss)	$745,980	$124,720	$(112,735)	$161,901	$14,001	$933,867
Net investment gains						439,963
Amortization of acquired intangible assets						(86,814)
Interest expense						(103,276)
Net foreign exchange gains						64,655
Income before income taxes						$1,248,395
(1)    Catastrophe current accident year losses and loss adjustment expenses were related to the Middle East conflict.

	Six Months Ended June 30, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains (losses)	$476,370	$—	$369	$—	$(36,776)	$439,963

	Six Months Ended June 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$4,080,161	$—	$150,904	$—	$—	$4,231,065
Net investment income	415,245	—	18,558	—	33,301	467,104
Products revenues	—	793,818	—	614,231	—	1,408,049
Services and other revenues	10,903	1,051,471	181,871	202,781	17,475	1,464,501
Total operating revenues	4,506,309	1,845,289	351,333	817,012	50,776	7,570,719
Losses and loss adjustment expenses:
Current accident year - attritional	(2,631,324)	—	(79,337)	—	—	(2,710,661)
Current accident year - catastrophe	(60,877)	—	—	—	—	(60,877)
Prior accident years	227,771	—	1,068	—	—	228,839
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(840,385)	—	(12,002)	—	—	(852,387)
Other underwriting expenses	(631,984)	—	(37,278)	—	—	(669,262)
Products expenses	—	(692,318)	—	(514,971)	—	(1,207,289)
Services and other expenses	(17,640)	(990,694)	(65,751)	(168,130)	—	(1,242,215)
Adjusted operating income	$551,870	$162,277	$158,033	$133,911	$50,776	$1,056,867
Net investment gains						431,152
Amortization of acquired intangible assets						(98,155)
Interest expense						(105,216)
Net foreign exchange losses						(264,542)
Income before income taxes						$1,020,106

	Six Months Ended June 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains	$356,378	$—	$—	$—	$74,774	$431,152

b) The chief operating decision maker also reviews capital expenditures attributable to the Industrial and Consumer and Other segments.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Industrial	$17,927	$17,435	$40,563	$33,869
Consumer and Other	$14,821	$14,786	$26,089	$26,308

c) The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	June 30, 2026	December 31, 2025
Segment assets:
Markel Insurance	$46,220,751	$44,314,601
Industrial	4,068,516	3,965,449
Financial	15,235,325	14,444,426
Consumer and Other	1,871,149	1,783,183
Total segment assets	67,395,741	64,507,659
Corporate and eliminations	3,867,405	4,397,391
Total assets	$71,263,146	$68,905,050

3. Investments

a) The following tables summarize the Company's available-for-sale investments. Agency mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes.

	June 30, 2026
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,975,754	$12,558	$(41,807)	$5,946,505
U.S. government-sponsored enterprises	1,710,419	7,853	(69,829)	1,648,443
Obligations of states, municipalities, and political subdivisions	3,655,327	15,280	(121,372)	3,549,235
Foreign governments, agencies, and supranationals	3,440,886	54,137	(101,592)	3,393,431
Agency mortgage-backed securities	2,994,204	7,938	(76,404)	2,925,738
Non-agency mortgage-backed securities	47,706	—	(710)	46,996
Corporate and university bonds	220,312	202	(22,255)	198,259
Total fixed maturity securities	18,044,608	97,968	(433,969)	17,708,607
Short-term investments	2,337,159	1,286	(5,026)	2,333,419
Investments, available-for-sale	$20,381,767	$99,254	$(438,995)	$20,042,026

	December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,877,779	$63,769	$(13,641)	$5,927,907
U.S. government-sponsored enterprises	1,678,599	19,378	(57,743)	1,640,234
Obligations of states, municipalities, and political subdivisions	3,743,154	34,871	(105,557)	3,672,468
Foreign governments, agencies, and supranationals	3,359,014	89,595	(73,694)	3,374,915
Agency mortgage-backed securities	2,935,758	24,903	(59,541)	2,901,120
Non-agency mortgage-backed securities	66,296	—	(538)	65,758
Corporate and university bonds	235,318	368	(20,102)	215,584
Total fixed maturity securities	17,895,918	232,884	(330,816)	17,797,986
Short-term investments	2,029,650	4,632	(620)	2,033,662
Investments, available-for-sale	$19,925,568	$237,516	$(331,436)	$19,831,648

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	June 30, 2026
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$2,250,496	$(19,252)	$1,010,529	$(22,555)	$3,261,025	$(41,807)
U.S. government-sponsored enterprises	357,578	(2,998)	749,419	(66,831)	1,106,997	(69,829)
Obligations of states, municipalities, and political subdivisions	774,473	(8,720)	1,581,088	(112,652)	2,355,561	(121,372)
Foreign governments, agencies, and supranationals	1,095,865	(17,396)	995,623	(84,196)	2,091,488	(101,592)
Agency mortgage-backed securities	821,781	(12,529)	1,282,216	(63,875)	2,103,997	(76,404)
Non-agency mortgage-backed securities	5,847	(55)	41,148	(655)	46,995	(710)
Corporate and university bonds	20,971	(392)	174,842	(21,863)	195,813	(22,255)
Total fixed maturity securities	5,327,011	(61,342)	5,834,865	(372,627)	11,161,876	(433,969)
Short-term investments	1,513,336	(5,026)	—	—	1,513,336	(5,026)
Total	$6,840,347	$(66,368)	$5,834,865	$(372,627)	$12,675,212	$(438,995)

At June 30, 2026, the Company held 1,215 available-for-sale securities in an unrealized loss position with a total estimated fair value of $12.7 billion and gross unrealized losses of $439.0 million. Of these 1,215 securities, 745 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $5.8 billion and gross unrealized losses of $372.6 million.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses for any available-for-sale securities as of June 30, 2026 or December 31, 2025. As of June 30, 2026 and December 31, 2025, gross unrealized losses on available-for-sale securities were the result of declines in the fair value of the investments due to increases in interest rates, which are expected to reverse as the securities mature, and foreign currency movements related to available-for-sale securities denominated in a foreign currency.

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

c) The amortized cost and estimated fair value of fixed maturity securities at June 30, 2026 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,231,948	$2,232,541
Due after one year through five years	6,442,642	6,357,047
Due after five years through ten years	5,151,631	5,063,447
Due after ten years	1,176,477	1,082,838
	15,002,698	14,735,873
Mortgage-backed securities	3,041,910	2,972,734
Total fixed maturity securities	$18,044,608	$17,708,607

d) The following table presents the components of net investment income.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Interest:
Fixed maturity securities	$169,196	$145,829	$333,520	$289,174
Short-term investments	17,699	19,580	34,803	39,253
Cash and cash equivalents and restricted cash and cash equivalents	28,297	35,723	59,253	75,497
Dividends on equity securities	43,827	34,812	93,163	75,007
	259,019	235,944	520,739	478,931
Investment expenses	(2,896)	(5,935)	(8,726)	(11,827)
Net investment income	$256,123	$230,009	$512,013	$467,104

e) The following table presents the components of net investment gains included in net income and the change in net unrealized losses included in other comprehensive income (loss). Gross realized investment gains and losses on fixed maturity securities and short-term investments were not material to the consolidated financial statements and are presented on a net basis in the following table.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Fixed maturity securities and short-term investments:
Net realized investment losses	$(2,933)	$(16,596)	$(890)	$(18,397)
Equity securities:
Change in fair value of securities sold during the period	40,142	1,134	18,241	(188)
Change in fair value of securities held at the end of the period	1,130,316	595,685	422,612	449,737
Total change in fair value	1,170,458	596,819	440,853	449,549
Net investment gains	$1,167,525	$580,223	$439,963	$431,152
Change in net unrealized losses on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$(72,465)	$251,805	$(238,069)	$525,018
Short-term investments	(2,805)	6,524	(7,752)	10,538
Net increase (decrease)	$(75,270)	$258,329	$(245,821)	$535,556

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	June 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,946,505	$—	$5,946,505
U.S. government-sponsored enterprises	—	1,648,443	—	1,648,443
Obligations of states, municipalities, and political subdivisions	—	3,549,235	—	3,549,235
Foreign governments, agencies, and supranationals	—	3,393,431	—	3,393,431
Agency mortgage-backed securities	—	2,925,738	—	2,925,738
Non-agency mortgage-backed securities	—	46,996	—	46,996
Corporate and university bonds	—	198,259	—	198,259
Total fixed maturity securities, available-for-sale	—	17,708,607	—	17,708,607
Equity securities:
Insurance, banks, and other financial institutions	5,169,251	—	—	5,169,251
Industrial, consumer, and all other	8,293,302	—	—	8,293,302
Total equity securities	13,462,553	—	—	13,462,553
Short-term investments, available-for-sale	2,129,988	203,431	—	2,333,419
Total investments	$15,592,541	$17,912,038	$—	$33,504,579

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,927,907	$—	$5,927,907
U.S. government-sponsored enterprises	—	1,640,234	—	1,640,234
Obligations of states, municipalities, and political subdivisions	—	3,672,468	—	3,672,468
Foreign governments, agencies, and supranationals	—	3,374,915	—	3,374,915
Agency mortgage-backed securities	—	2,901,120	—	2,901,120
Non-agency mortgage-backed securities	—	65,758	—	65,758
Corporate and university bonds	—	215,584	—	215,584
Total fixed maturity securities, available-for-sale	—	17,797,986	—	17,797,986
Equity securities:
Insurance, banks, and other financial institutions	5,441,617	—	—	5,441,617
Industrial, consumer, and all other	7,562,695	—	—	7,562,695
Total equity securities	13,004,312	—	—	13,004,312
Short-term investments, available-for-sale	1,843,163	190,499	—	2,033,662
Total investments	$14,847,475	$17,988,485	$—	$32,835,960

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2026 and 2025.

5. Products, Services, and Other Revenues

The following tables present revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues in the consolidated statements of income and comprehensive income, along with a reconciliation to the total of products revenues and services and other revenues.

	Quarter Ended June 30, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$414,462	$—	$437,498	$—	$851,960
Services	1,581	585,115	110	95,562	—	682,368
Management fees	—	—	37,658	—	—	37,658
Total revenues from contracts with customers	1,581	999,577	37,768	533,060	—	1,571,986
Leasing revenues	—	38,149	—	17,865	—	56,014
Fronting fees	9,068	—	40,456	—	—	49,524
Equity method and other investments income	2,804	—	4,236	—	7,704	14,744
Other	(3,123)	342	—	1,049	—	(1,732)
Total products, services, and other revenues	$10,330	$1,038,068	$82,460	$551,974	$7,704	$1,690,536

	Quarter Ended June 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$417,455	$—	$422,226	$—	$839,681
Services	1,604	560,095	249	88,693	—	650,641
Management fees	—	—	29,582	—	—	29,582
Total revenues from contracts with customers	1,604	977,550	29,831	510,919	—	1,519,904
Leasing revenues	—	37,580	—	17,320	—	54,900
Fronting fees	5,788	—	44,019	—	—	49,807
Equity method and other investments income	658	304	11,336	—	12,442	24,740
Other	233	281	(9)	987	—	1,492
Total products, services, and other revenues	$8,283	$1,015,715	$85,177	$529,226	$12,442	$1,650,843

	Six Months Ended June 30, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$803,950	$—	$612,048	$—	$1,415,998
Services	3,123	1,042,380	370	182,920	—	1,228,793
Management fees	—	—	79,212	—	—	79,212
Total revenues from contracts with customers	3,123	1,846,330	79,582	794,968	—	2,724,003
Leasing revenues	—	73,169	—	35,451	—	108,620
Fronting fees	14,519	—	83,626	—	—	98,145
Equity method and other investments income (loss)	525	—	(7,895)	—	14,398	7,028
Other	(5,110)	1,627	—	2,052	—	(1,431)
Total products, services, and other revenues	$13,057	$1,921,126	$155,313	$832,471	$14,398	$2,936,365

	Six Months Ended June 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$779,812	$—	$613,986	$—	$1,393,798
Services	3,549	989,989	719	167,134	—	1,161,391
Management fees	—	—	55,450	—	—	55,450
Total revenues from contracts with customers	3,549	1,769,801	56,169	781,120	—	2,610,639
Leasing revenues	—	74,570	—	33,978	—	108,548
Fronting fees	8,932	—	80,529	—	—	89,461
Equity method and other investments income (loss)	(1,858)	350	45,173	—	17,475	61,140
Other	280	568	—	1,914	—	2,762
Total products, services, and other revenues	$10,903	$1,845,289	$181,871	$817,012	$17,475	$2,872,550

Receivables from contracts with customers, net of allowances for credit losses, were $814.0 million and $692.4 million as of June 30, 2026 and December 31, 2025, respectively.

6. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Gross reserves for losses and loss adjustment expenses, beginning of year	$30,857,453	$26,633,094
Reinsurance recoverables on unpaid losses, beginning of year	14,150,484	11,120,367
Net reserves for losses and loss adjustment expenses, beginning of year	16,706,969	15,512,727
Effect of foreign currency rate changes on beginning of year balance	(36,908)	183,407
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	16,670,061	15,696,134
Incurred losses and loss adjustment expenses:
Current accident year	2,624,389	2,771,538
Prior accident years	(270,421)	(228,839)
Total incurred losses and loss adjustment expenses	2,353,968	2,542,699
Payments:
Current accident year	221,989	211,521
Prior accident years	2,097,600	1,856,906
Total payments	2,319,589	2,068,427
Effect of foreign currency rate changes on current year activity	(1,579)	824
Provision for expected credit losses within fronting operations (see note 7)	205,346	—
Retroactive reinsurance transaction with Hagerty Re	(62,202)	—
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re	—	(2,005)
Net reserves for losses and loss adjustment expenses, end of period	16,846,005	16,169,225
Reinsurance recoverables on unpaid losses, end of period	15,326,611	12,346,166
Gross reserves for losses and loss adjustment expenses, end of period	$32,172,616	$28,515,391

For the six months ended June 30, 2026, current accident year losses and loss adjustment expenses included $76.0 million of net losses and loss adjustment expenses related to a regional military conflict that emerged in the Middle East following U.S. and Israeli airstrikes on Iran in February 2026. Net losses and loss adjustment expenses from the Middle East conflict were primarily attributed to terrorism, energy, and marine war coverages written by the International division within the Markel Insurance segment.

Estimates for incurred losses related to the Middle East conflict represent the Company's best estimate as of June 30, 2026 based upon information currently available. The Company's estimates for these losses are based on known losses and reported claims, as well as an analysis of the Company's ceded reinsurance contracts. Due to the inherent uncertainty associated with the assumptions surrounding the Middle East conflict, these estimates are subject to a wide range of variability.

While the Company believes the reserves for losses and loss adjustment expenses for the Middle East conflict as of June 30, 2026 are adequate based on information currently available, the Company continues to closely monitor reported claims, ceded reinsurance contract attachment, government actions, and areas impacted by the conflict and may adjust its loss estimates as new information becomes available. Additionally, as the Middle East conflict is ongoing, additional losses may be incurred in subsequent periods, and such losses may be material to the Company's results of operations, financial condition, and cash flows.

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

For the six months ended June 30, 2026, losses and loss adjustment expenses included $270.4 million of favorable development on prior years loss reserves, which included $248.7 million of net favorable development on the Company's property, marine and energy, workers' compensation, and credit and surety insurance product lines within its Markel Insurance segment.

For the six months ended June 30, 2025, current accident year losses and loss adjustment expenses included $60.9 million of net losses and loss adjustment expenses attributed to the series of wildfires that occurred in southern California in January 2025.

For the six months ended June 30, 2025, losses and loss adjustment expenses included $228.8 million of favorable development on prior years loss reserves, which included $179.9 million of net favorable development on the Company's marine and energy, property, general liability, and workers' compensation insurance product lines within its Markel Insurance segment. Favorable development on the Markel Insurance segment's prior years loss reserves was net of $127.9 million of adverse development on run-off risk-managed directors and officers product lines and adverse development on general liability product lines within the Markel Insurance segment's Global Reinsurance division.

7. Reinsurance

a) In reinsurance transactions, an insurance company transfers, or cedes, all or part of its exposure in return for a premium. The ceding of insurance does not legally discharge the Company from its primary liability for the full amount of the policies, and the Company will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. A credit risk exists with ceded reinsurance to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Company attempts to mitigate credit risk by selecting well capitalized, highly rated authorized capacity providers or requiring that the capacity provider post substantial collateral to secure the reinsured risks.

An allowance is established for credit losses expected to be incurred over the life of the reinsurance recoverable, which is presented net of this allowance on the consolidated balance sheets. The Company records the provision for expected credit losses in losses and loss adjustment expenses for its underwriting operations and services and other expenses for its fronting operations. The following table summarizes the Company's allowance for credit losses associated with its reinsurance recoverables.

(dollars in thousands)	June 30, 2026	December 31, 2025
Fronting	$206,801	$1,454
Underwriting	27,600	16,668
Consolidated	$234,401	$18,122

For the six months ended June 30, 2026, the change in the allowance for expected credit losses included a $205.3 million provision for expected credit losses related to the Company's program services fronting operations within the Company's Financial segment. This provision related to one capacity provider that is currently in bankruptcy. As of December 31, 2025, the Company held collateral from this capacity provider in excess of the related reinsurance recoverables.

In the second quarter of 2026, the Company completed an actuarial reserve assessment on the programs in which this capacity provider participated which included a third-party actuarial reserve study. Based on the loss trends observed in this analysis, the Company increased its gross and ceded losses related to programs with this capacity provider, with the related reserves reflecting a level consistent with the Company's more likely redundant than deficient loss reserving philosophy. The Company does not expect to be able to obtain additional collateral from the capacity provider to secure the related increase in reinsurance recoverables. As a result, the Company recognized a $205.3 million provision for expected credit losses as an allowance for the uncollateralized reinsurance recoverables. The Company continues to pursue additional collateral and other contractual means of recovery and will revise its allowance for expected credit losses to reflect any changes in its expectations in subsequent periods.

In the first half of 2026, there were no other material changes in the Company's credit risk exposures within its program services fronting operations. Additionally, there were no material changes in the Company's credit risk exposures within its underwriting operations.

b) The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned. Fronting premiums are attributable to business written on behalf of third-party capacity providers, substantially all of which are ceded.

	Quarter Ended June 30,
	2026				2025
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,282,932	$184,138	$(343,419)	$2,123,651	$2,414,799	$471,869	$(643,567)	$2,243,101
Earned	$2,209,012	$316,465	$(453,697)	$2,071,780	$2,210,284	$451,071	$(519,923)	$2,141,432
Fronting:
Written	1,135,318	969,786	(2,105,099)	5	821,727	1,436,096	(2,257,573)	250
Earned	853,492	504,203	(1,357,697)	(2)	832,497	317,130	(1,149,368)	259
Consolidated:
Written	$3,418,250	$1,153,924	$(2,448,518)	$2,123,656	$3,236,526	$1,907,965	$(2,901,140)	$2,243,351
Earned	$3,062,504	$820,668	$(1,811,394)	$2,071,778	$3,042,781	$768,201	$(1,669,291)	$2,141,691

	Six Months Ended June 30,
	2026				2025
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$4,352,386	$403,912	$(787,764)	$3,968,534	$4,550,772	$1,200,912	$(1,198,292)	$4,553,392
Earned	$4,431,670	$657,134	$(968,255)	$4,120,549	$4,405,767	$889,116	$(1,064,079)	$4,230,804
Fronting:
Written	2,063,054	1,537,844	(3,600,730)	168	1,595,411	2,015,626	(3,610,787)	250
Earned	1,711,032	872,112	(2,583,029)	115	1,571,742	561,436	(2,132,917)	261
Consolidated:
Written	$6,415,440	$1,941,756	$(4,388,494)	$3,968,702	$6,146,183	$3,216,538	$(4,809,079)	$4,553,642
Earned	$6,142,702	$1,529,246	$(3,551,284)	$4,120,664	$5,977,509	$1,450,552	$(3,196,996)	$4,231,065

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Underwriting:
Ceded earned premiums to gross earned premiums	18%	20%	19%	20%
Assumed earned premiums to net earned premiums	15%	21%	16%	21%
Consolidated:
Ceded earned premiums to gross earned premiums	47%	44%	46%	43%
Assumed earned premiums to net earned premiums	40%	36%	37%	34%

c) The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Gross losses and loss adjustment expenses	$1,808,626	$1,659,756	$3,242,622	$3,333,265
Ceded losses and loss adjustment expenses	(621,126)	(371,564)	(888,606)	(790,491)
Net losses and loss adjustment expenses	$1,187,500	$1,288,192	$2,354,016	$2,542,774

Substantially all of the incurred losses and loss adjustment expenses related to the Company's fronted premiums were ceded. These gross losses totaled $993.5 million and $2.2 billion for the quarter and six months ended June 30, 2026, respectively, and $1.3 billion and $2.3 billion for the quarter and six months ended June 30, 2025, respectively.

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

For the quarter and six months ended June 30, 2026, total fund management revenues attributed to unconsolidated entities managed by Nephila were $37.7 million and $78.1 million, respectively. For the quarter and six months ended June 30, 2025, total fund management revenues attributed to unconsolidated entities managed by Nephila were $29.1 million and $54.6 million, respectively.

Fronting

The Company's fronting activities include programs with the Nephila Reinsurers through which the Company writes insurance policies that are fully ceded to the Nephila Reinsurers in exchange for fronting fees. Through these programs, which are primarily provided by Markel Insurance, Nephila utilizes certain of the Company's licensed insurance companies to write a portion of its portfolio of U.S. catastrophe-exposed property and specialty risks. Gross premiums written through these programs that were ceded to the Nephila Reinsurers were $769.4 million and $1.0 billion for the quarter and six months ended June 30, 2026, respectively. Gross premiums written through these programs that were ceded to the Nephila Reinsurers were $1.3 billion and $1.7 billion for the quarter and six months ended June 30, 2025, respectively.

As of June 30, 2026 and December 31, 2025, reinsurance recoverables on the consolidated balance sheets included $241.9 million and $496.0 million, respectively, due from the Nephila Reinsurers. Under its programs with the Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

In order for the Nephila Reinsurers to obtain reinsurance protection for a portion of their exposures, the Company also fronted ceded reinsurance contracts, primarily in the form of industry loss warranties, for the Nephila Reinsurers. Through this arrangement, the underlying risk of the Nephila Reinsurers was retroceded back to the Company and then fully ceded to third-party reinsurers. For the quarter and six months ended June 30, 2026, the Company's gross written premiums from the Nephila Reinsurers under this fronting program were $15.5 million and $18.0 million, respectively, all of which were ceded to third parties. For the six months ended June 30, 2025, the Company's gross written premiums from the Nephila Reinsurers under this fronting program were $60.5 million and $74.2 million, respectively, all of which were ceded to third parties.

The Company has also entered into other assumed and ceded reinsurance transactions with the Nephila Reinsurers in the normal course of business, which are not material to the Company's consolidated financial statements.

Hagerty

The Company holds a minority ownership interest in Hagerty, which operates as a managing general agent focused on the global automobile enthusiast market and also includes Hagerty Re, a Bermuda Class 3 reinsurance company. The Company writes U.S. classic car business on behalf of Hagerty. Effective January 1, 2026, the Company's business with Hagerty transitioned to a fronting arrangement, whereby the Company receives a fronting fee in exchange for writing business on behalf of Hagerty and fully ceding the business, primarily to Hagerty Re. Prior to transitioning to a fronting arrangement, the majority of the Company's business with Hagerty was ceded to Hagerty Re, while a portion was retained by the Company. The amounts attributable to these arrangements are summarized in the following table.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Gross written premiums attributable to Hagerty	$344,836	$304,106	$598,137	$524,033
Premiums ceded to Hagerty Re	$330,186	$234,459	$572,241	$404,144

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

As of June 30, 2026 and December 31, 2025, reinsurance recoverables on the consolidated balance sheets included $342.2 million and $317.1 million, respectively, due from Hagerty Re.

9. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Quarter Ended June 30,		Six Months Ended June 30,
(in ones)	2026	2025	2026	2025
Issued and outstanding common shares, beginning of period	12,530,957	12,702,640	12,589,631	12,790,117
Issuance of common shares	3,732	1,406	9,103	3,664
Repurchase of common shares	(125,198)	(49,866)	(189,243)	(139,601)
Issued and outstanding common shares, end of period	12,409,491	12,654,180	12,409,491	12,654,180

b) The Company has 10,000,000 shares of no par value preferred stock authorized, none of which were issued or outstanding at June 30, 2026 and December 31, 2025. In June 2025, the Company redeemed in full its outstanding 600,000 6.00% Fixed-Rate Reset Non-Cumulative Series A preferred shares for $1,000 per share, for an aggregate value of $600.0 million, which included $8.1 million of redemption premiums. The Company declared and paid dividends on outstanding preferred shares of $18.0 million, or $30 per share, in the quarter ended June 30, 2025.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income to common shareholders	$1,168,839	$631,039	$956,550	$752,753
Adjustment and purchase of redeemable noncontrolling interests	(864)	1,301	(27,301)	34,642
Adjusted net income to common shareholders	$1,167,975	$632,340	$929,249	$787,395

Weighted average basic common shares outstanding	12,548	12,697	12,589	12,750
Weighted average dilutive potential common shares from restricted stock units and restricted stock	44	33	42	32
Weighted average diluted common shares outstanding	12,592	12,730	12,631	12,782
Basic net income per common share	$93.08	$49.80	$73.81	$61.76
Diluted net income per common share	$92.76	$49.67	$73.57	$61.60

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

Results of Operations

The following table presents operating revenues by segment.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Markel Insurance	$2,233,914	$2,279,633	$4,435,599	$4,506,309
Industrial	1,038,068	1,015,715	1,921,126	1,845,289
Financial	171,348	172,852	332,878	351,333
Consumer and Other	551,974	529,226	832,471	817,012
Corporate and eliminations	23,133	25,117	46,968	50,776
Total operating revenues	$4,018,437	$4,022,543	$7,569,042	$7,570,719

The following table presents consolidated operating income and a reconciliation to consolidated adjusted operating income, as well as adjusted operating income by segment. Consolidated adjusted operating income is a non-GAAP measure. See "Non-GAAP Financial Measures" for additional details.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Operating income	$1,560,345	$1,107,340	$1,287,016	$1,389,864
Add: Amortization of acquired intangible assets	43,301	51,213	86,814	98,155
Less: Net investment gains	1,167,525	580,223	439,963	431,152
Adjusted operating income	$436,121	$578,330	$933,867	$1,056,867

Markel Insurance	$376,490	$269,755	$745,980	$551,870
Industrial	75,434	103,513	124,720	162,277
Financial	(148,940)	78,422	(112,735)	158,033
Consumer and Other	122,146	101,523	161,901	133,911
Corporate and eliminations	10,991	25,117	14,001	50,776
Adjusted operating income	$436,121	$578,330	$933,867	$1,056,867

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

The following table presents the components of comprehensive income to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Operating income	$1,560,345	$1,107,340	$1,287,016	$1,389,864
Interest expense	(52,390)	(53,076)	(103,276)	(105,216)
Net foreign exchange gains (losses)	10,378	(191,909)	64,655	(264,542)
Income tax expense	(332,869)	(185,170)	(267,287)	(213,574)
Net income attributable to noncontrolling interests	(16,625)	(20,037)	(24,558)	(27,670)
Net income to shareholders	1,168,839	657,148	956,550	778,862
Preferred stock dividends and redemption premiums	—	(26,109)	—	(26,109)
Net income to common shareholders	1,168,839	631,039	956,550	752,753
Other comprehensive income (loss) to shareholders	(67,514)	210,363	(195,655)	436,319
Comprehensive income to shareholders	$1,101,325	$867,511	$760,895	$1,215,181

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

We measure the operating performance of our Markel Insurance segment by its operating revenues and adjusted operating income, which represents operating income before net investment gains and amortization of acquired intangible assets. The following table summarizes the results of operations for our Markel Insurance segment.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Earned premiums	$1,992,361	$2,063,622	$3,961,700	$4,080,161
Net investment income	231,223	207,728	460,842	415,245
Services and other revenues	10,330	8,283	13,057	10,903
Operating revenues	$2,233,914	$2,279,633	$4,435,599	$4,506,309
Losses and loss adjustment expenses	(1,138,117)	(1,251,680)	(2,252,116)	(2,464,430)
Underwriting, acquisition, and insurance expenses	(712,125)	(748,742)	(1,425,216)	(1,472,369)
Services and other expenses	(7,182)	(9,456)	(12,287)	(17,640)
Adjusted operating income	$376,490	$269,755	$745,980	$551,870

Combined ratio	93%	97%	93%	96%

The 40% and 35% increase in adjusted operating income for the quarter and six months ended June 30, 2026, respectively, was driven by higher underwriting profits and net investment income. For further details of Markel Insurance's investment performance, see "Consolidated Investment Results."

Recent Developments

Middle East Conflict

In February 2026, a regional military conflict emerged in the Middle East following U.S. and Israeli airstrikes on Iran. For the quarter and six months ended June 30, 2026, net losses and loss adjustment expenses related to the Middle East conflict were $41.0 million and $76.0 million, respectively, or two points on both the quarter-to-date and year-to-date combined ratios. Our losses and loss adjustment expenses from the Middle East conflict were primarily attributed to terrorism, energy, and marine war coverages written by the International division.

Loss estimates related to the Middle East conflict represent our best estimate as of June 30, 2026 based upon information currently available. Our estimates for these losses are based on known losses and reported claims, as well as an analysis of our ceded reinsurance contracts. Due to the inherent uncertainty associated with the assumptions surrounding the Middle East conflict, these estimates are subject to a wide range of variability. While we believe our reserves for losses and loss adjustment expenses related to the Middle East conflict as of June 30, 2026 are adequate based on information currently available, we continue to closely monitor reported claims, ceded reinsurance contract attachment, government actions, and areas impacted by the conflict and may adjust our loss estimates as new information becomes available.

Additionally, as the Middle East conflict is ongoing, additional losses may be incurred in subsequent periods, and such losses may be material to our results of operations, financial condition, and cash flows. Covering these types of risks is core to our expertise as a global specialty insurer, and we continue to underwrite risks in this region on a case by case basis. Furthermore, our marine war coverages allow for the re-rating of in-force premium on contracts at risk during the escalated risk environment. In the second quarter of 2026, we recognized $34.5 million in additional gross written premiums for these coverages. See "Risk Factors" in this report for additional information on the risks and uncertainties associated with this event.

Global Reinsurance

In August 2025, Markel Insurance sold the renewal rights for business written in its Global Reinsurance division, and the division entered into run-off. Gross premium volume in 2025 attributed to the Global Reinsurance division was $1.0 billion, including $321.7 million and $898.6 million for the quarter and six months ended June 30, 2025, respectively. As many of the contracts previously written within this division were multi-year agreements, we expect premiums to continue earning over the next two years and loss reserves to take several additional years to run off. Effective January 1, 2026, we reinsured the international marine and energy reinsurance business that was still on-risk, comprising $54.8 million of unearned premiums as of December 31, 2025.

Gross premium volume in 2026 includes premiums attributed to contracts signed prior to the division being placed into run-off and changes in our estimate of ultimate premium volumes from in-force contracts. Additionally, gross premium volume in 2026 includes premiums on certain international reinsurance deals that are being fronted as part of the transition of the renewal rights. The Global Reinsurance division combined ratio was 124% and 118% for the quarter and six months ended June 30, 2026, respectively, which had a two point unfavorable impact on both the quarter-to-date and year-to-date Markel Insurance segment combined ratios.

Hagerty

Effective January 1, 2026, Markel Insurance's business with Hagerty, Inc. (Hagerty) transitioned to a fronting arrangement, whereby Markel Insurance receives a fronting fee for writing business on behalf of Hagerty and ceding it to Hagerty Reinsurance Limited (Hagerty Re). Prior to transitioning to a fronting arrangement, the majority of our business with Hagerty was ceded to Hagerty Re. For the quarter and six months ended June 30, 2026, fronting gross premium volume attributed to Hagerty was $344.8 million and $598.1 million, respectively, all of which was ceded. For the quarter and six months ended June 30, 2025, underwriting gross premium volume attributed to Hagerty was $304.1 million and $524.0 million, respectively, of which $234.5 million and $404.1 million, respectively, was ceded to Hagerty Re. In connection with the transition, we also entered into agreements with Hagerty Re to reinsure our retained exposures on business written on behalf of Hagerty prior to January 1, 2026. Net losses and loss adjustment expenses and unearned premiums on these ceded policies totaled $62.2 million and $92.5 million, respectively, as of December 31, 2025.

The following table summarizes the results of Markel Insurance's underwriting and other insurance-related activities.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Gross premium volume	$3,669,116	$4,102,472	(11)%	$6,472,111	$7,274,023	(11)%
Underwriting	$2,387,090	$2,808,823	(15)%	$4,602,663	$5,602,229	(18)%
Adjusted underwriting (1)	$2,402,318	$2,183,041	10%	$4,595,311	$4,179,593	10%
Fronting	$1,282,026	$1,293,649	(1)%	$1,869,448	$1,671,794	12%

Net written premiums	$2,043,670	$2,165,255	(6)%	$3,814,898	$4,403,931	(13)%
Earned premiums	$1,992,361	$2,063,622	(3)%	$3,961,700	$4,080,161	(3)%
Underwriting profit	$142,119	$63,200	125%	$284,368	$143,362	98%
Services and other income (loss)	$692	$(2,863)	NM (2)	$3,658	$(6,743)	NM (2)

Underwriting Ratios (3)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	65.5%	64.5%	1.0	63.8%	66.0%	(2.2)
Prior accident years loss ratio	(8.4)%	(3.8)%	(4.6)	(6.9)%	(5.6)%	(1.3)
Loss ratio	57.1%	60.7%	(3.6)	56.8%	60.4%	(3.6)
Expense ratio	35.7%	36.3%	(0.6)	36.0%	36.1%	(0.1)
Combined ratio	92.9%	96.9%	(4.0)	92.8%	96.5%	(3.7)

Current accident year loss ratio catastrophe impact (4)	2.1%	(0.3)%	2.4	1.9%	1.5%	0.4

Current accident year loss ratio, excluding catastrophe impact (1)	63.4%	64.7%	(1.3)	61.8%	64.5%	(2.7)
Combined ratio, excluding current accident year catastrophe impact (1)	90.8%	97.2%	(6.4)	90.9%	95.0%	(4.1)
(1)    This metric is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.
(2)    NM - Not meaningful.
(3)    Amounts may not reconcile due to rounding.
(4)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums. For the quarter and six months ended June 30, 2026, current accident year losses and loss adjustment expenses attributed to catastrophes were related to the Middle East conflict.

Premiums

Underwriting

The decrease in underwriting gross premium volume in our Markel Insurance segment for the quarter and six months ended June 30, 2026 was driven by the changes to our Global Reinsurance division and Hagerty relationship, as previously discussed. For both the quarter and six months ended June 30, 2026, adjusted underwriting gross premium volume, which excludes premiums attributed to the Global Reinsurance division and Hagerty in both periods, increased 10%. The increases in both periods were driven by growth within our international marine and energy, professional liability, and general liability product lines, as well as our U.S. programs and personal lines product lines, partially offset by lower premiums on our U.S. property and general liability product lines. Adjusted underwriting gross premium volume growth is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.

Fronting

The change in fronting gross premium volume for the quarter and six months ended June 30, 2026 was attributable to the change in our Hagerty relationship to a fronting arrangement and the fronted premiums within our Global Reinsurance division, as previously discussed, and lower premiums on our property catastrophe programs with Nephila period-over-period. For the quarter ended June 30, 2026, fronting gross premium volume consisted of $783.1 million, $344.8 million, and $154.1 million attributable to Nephila, Hagerty, and Global Reinsurance, respectively. For the six months ended June 30, 2026, fronting gross premium volume consisted of $1.0 billion, $598.1 million, and $231.1 million attributable to Nephila, Hagerty, and Global Reinsurance, respectively. For the quarter and six months ended June 30, 2025, fronting gross premium volume was fully attributable to Nephila.

Rate Discussion

Rates in the aggregate across our diversified global product portfolio remained relatively flat in the first half of 2026 with various offsetting rate increases and decreases across different product lines. Product lines achieving the most notable rate increases include our U.S. personal lines, commercial package, and general liability product lines. Product lines with notable rate decreases include our U.S. property product lines and our international cyber, professional liability, and energy product lines. While we are seeing rate decreases across several lines within our international portfolio due to the high level of recent profitability, we still believe that we are getting adequate rates for these product lines. Within our U.S. property product lines, we continue to see a softening market with overall rate decreases, particularly on large account risks, where we are seeing more pronounced rate softening and heightened competition.

We examine each of our product classes regularly by evaluating pricing and exposure, underwriting terms and conditions, deal structure, including limits and attachment points, and our expectations around loss cost trends, among other things. We target premium growth only in product lines where we are confident in the levels of rate adequacy.

Net Retention

Net retention of underwriting gross premium volume for the quarters ended June 30, 2026 and 2025 was 86% and 77%, respectively. Net retention of underwriting gross premium volume for the six months ended June 30, 2026 and 2025 was 83% and 79%, respectively.

The increase in net retention for both the quarter and six months ended June 30, 2026 was primarily driven by the impact of our Hagerty business transitioning to a fronting arrangement in 2026, which we ceded at approximately 80% in 2025. For the six months ended June 30, 2026, the increase in net retention was partially offset by the impact of the ceded written premiums within our Global Reinsurance division and with our Hagerty business related to previously written business that was reinsured during the first quarter of 2026, as previously discussed. Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

Earned

The decrease in earned premiums for both the quarter and six months ended June 30, 2026 was primarily due to the impact of the changes in gross premium volume and net retention in recent periods, as previously discussed.

Combined Ratio

Quarter-to-Date

Underwriting results for the quarter ended June 30, 2026 included $41.0 million, or two points on the combined ratio, of net of losses and loss adjustment expenses related to the Middle East conflict. Underwriting results for the quarter ended June 30, 2025 included a $5.2 million reduction of our estimate of losses attributable to the series of wildfires that occurred in southern California in January 2025 (California Wildfires). Excluding losses attributed to catastrophes, the decrease in the Markel Insurance segment combined ratio for the quarter ended June 30, 2026 was primarily attributable to more favorable development on prior accident years loss reserves and a lower attritional loss ratio.

The decrease in the attritional loss ratio for the quarter ended June 30, 2026 was primarily attributable to lower attritional loss ratios across our general liability and professional liability product lines due to the impact of recent underwriting actions and the change in mix of business, as our growing lines of business generally have lower attritional loss ratios than the lines of business for which we have reduced our premium writings. Additionally, we recognized current accident year losses on our discontinued IP CPI product line in the second quarter of 2025 compared to no such losses in the second quarter of 2026.

The combined ratio for the quarter ended June 30, 2026 included $166.6 million of favorable development on prior accident years loss reserves compared to $78.9 million for the same period of 2025. The increase in favorable development was primarily driven by more favorable development on our property insurance product lines and less adverse development on our U.S. and Bermuda professional liability product lines. For the quarter ended June 30, 2026, favorable development was most significant on the more recent accident years within our property, marine and energy, and workers' compensation insurance product lines. For the quarter ended June 30, 2025, favorable development was most significant within our property and marine and energy insurance product lines. Favorable development in the second quarter of 2025 was net of $127.0 million of adverse development on our run-off risk-managed directors and officers product lines and adverse development on our general liability product lines within our Global Reinsurance division.

Year-to-Date

Underwriting results for the six months ended June 30, 2026 included $76.0 million, or two points on the combined ratio, of net losses and loss adjustment expenses related to the Middle East conflict. Underwriting results for the six months ended June 30, 2025 included $60.9 million, or one and a half points on the combined ratio, of net losses and loss adjustment expenses attributed to the California Wildfires. Excluding losses attributed to catastrophes, the decrease in the Markel Insurance segment combined ratio for the six months ended June 30, 2026 was primarily attributable to a lower attritional loss ratio and more favorable development on prior accident years loss reserves. The decrease in the attritional loss ratio for the six months ended June 30, 2026 was due to the same factors as discussed on a quarter-to-date basis.

The combined ratio for the six months ended June 30, 2026 included $273.5 million of favorable development on prior accident years loss reserves compared to $227.8 million for the same period of 2025. The increase in favorable development was primarily attributable to more favorable development on our property insurance product lines and less adverse development on our U.S. and Bermuda professional liability product lines, partially offset by less favorable development on our general liability insurance product line. For the six months ended June 30, 2026, favorable development was most significant on the more recent accident years within our property, marine and energy, workers' compensation, and credit and surety insurance product lines. For the six months ended June 30, 2025, favorable development was most significant within our marine and energy, property, general liability, and workers' compensation insurance product lines. Favorable development in the first half of 2025 was net of adverse development on our run-off risk-managed directors and officers product lines and adverse development on our general liability product lines within our Global Reinsurance division.

Markel Insurance - Divisional Results

The following tables present the divisional results of the Markel Insurance segment's underwriting and other insurance-related activities.

Quarter-to-Date

	Quarter Ended June 30, 2026
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$798,663	$716,968	$890,205	$(15,228)	$(3,518)	$2,387,090
Gross premium volume - fronting	—	1,127,930	—	154,096	—	1,282,026
Gross premium volume	$798,663	$1,844,898	$890,205	$138,868	$(3,518)	$3,669,116
Net written premiums	$687,890	$623,620	$753,550	$(17,873)	$(3,517)	$2,043,670

Earned premiums	$617,627	$589,266	$661,736	$126,201	$(2,469)	$1,992,361
Losses and loss adjustment expenses:
Current accident year - attritional	(411,178)	(415,301)	(322,584)	(116,200)	1,569	(1,263,694)
Current accident year - catastrophe	—	—	(40,983)	—	—	(40,983)
Prior accident years	8,405	75,736	88,359	(6,201)	261	166,560
Underwriting, acquisition, and insurance expenses	(196,756)	(215,422)	(267,390)	(33,621)	1,064	(712,125)
Underwriting profit (loss)	$18,098	$34,279	$119,138	$(29,821)	$425	$142,119

Services and other revenues	$—	$5,487	$(571)	$576	$2,382	$7,874
Services and other expenses	—	(3,158)	(757)	—	(3,267)	(7,182)
Services and other income (loss)	$—	$2,329	$(1,328)	$576	$(885)	$692

Current accident year loss ratio	66.6%	70.5%	54.9%	92.1%		65.5%
Prior accident years loss ratio	(1.4)%	(12.9)%	(13.4)%	4.9%		(8.4)%
Loss ratio	65.2%	57.6%	41.6%	97.0%		57.1%
Expense ratio	31.9%	36.6%	40.4%	26.6%		35.7%
Combined ratio	97.1%	94.2%	82.0%	123.6%		92.9%

	Quarter Ended June 30, 2025
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$828,772	$980,901	$677,471	$321,676	$3	$2,808,823
Gross premium volume - fronting	—	1,293,649	—	—	—	1,293,649
Gross premium volume	$828,772	$2,274,550	$677,471	$321,676	$3	$4,102,472
Net written premiums	$673,926	$619,526	$588,750	$283,980	$(927)	$2,165,255

Earned premiums	$659,902	$576,858	$535,088	$285,404	$6,370	$2,063,622
Losses and loss adjustment expenses:
Current accident year - attritional	(448,476)	(363,154)	(272,263)	(226,851)	(25,057)	(1,335,801)
Current accident year - catastrophe	(60)	(253)	5,000	500	—	5,187
Prior accident years	2,516	51,808	75,144	(49,534)	(1,000)	78,934
Underwriting, acquisition, and insurance expenses	(224,447)	(215,154)	(223,246)	(82,844)	(3,051)	(748,742)
Underwriting profit (loss)	$(10,565)	$50,105	$119,723	$(73,325)	$(22,738)	$63,200

Services and other revenues	$—	$5,824	$829	$—	$(60)	$6,593
Services and other expenses	—	(2,365)	(2,543)	—	(4,548)	(9,456)
Services and other income (loss)	$—	$3,459	$(1,714)	$—	$(4,608)	$(2,863)

Current accident year loss ratio	68.0%	63.0%	49.9%	79.3%		64.5%
Prior accident years loss ratio	(0.4)%	(9.0)%	(14.0)%	17.4%		(3.8)%
Loss ratio	67.6%	54.0%	35.9%	96.7%		60.7%
Expense ratio	34.0%	37.3%	41.7%	29.0%		36.3%
Combined ratio	101.6%	91.3%	77.6%	125.7%		96.9%

U.S. Wholesale and Specialty

The 4% decrease in gross premium volume and 6% decrease in earned premiums within the U.S. Wholesale and Specialty division for the quarter ended June 30, 2026 were primarily due to certain underwriting actions taken within our general liability product lines aimed at improving overall profitability and rebalancing our product mix, as well as lower rates within our property product lines. The U.S. Wholesale and Specialty division's combined ratio for the quarter ended June 30, 2026 decreased five points primarily due to improved performance within our property product lines and our binding business.

Programs and Solutions

The 27% decrease in underwriting gross premium volume within the Programs and Solutions division for the quarter ended June 30, 2026 was primarily attributable to the transition of the Hagerty business to a fronting arrangement, partially offset by growth within our programs product lines, as well as specialty lines written from our Bermuda platform. The 13% decrease in fronting gross premium volume was driven by lower premiums on our property catastrophe programs with Nephila driven by rate decreases. The Programs and Solutions division's combined ratio for the quarter ended June 30, 2026 increased three points primarily due to a higher attritional loss ratio, partially offset by more favorable development on prior accident years loss reserves.

International

The 31% increase in gross premium volume and 24% increase in earned premiums within the International division for the quarter ended June 30, 2026 were driven by increases on our marine and energy, general liability, and professional liability product lines. The International division combined ratio was 82% in the second quarter of 2026, which included six points of net losses on the combined ratio related to the Middle East conflict.

Year-to-Date

	Six Months Ended June 30, 2026
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$1,471,336	$1,372,824	$1,751,190	$7,352	$(39)	$4,602,663
Gross premium volume - fronting	—	1,638,335	—	231,113	—	1,869,448
Gross premium volume	$1,471,336	$3,011,159	$1,751,190	$238,465	$(39)	$6,472,111
Net written premiums	$1,275,894	$1,123,347	$1,466,802	$(51,107)	$(38)	$3,814,898

Earned premiums	$1,246,173	$1,156,553	$1,270,695	$286,211	$2,068	$3,961,700
Losses and loss adjustment expenses:
Current accident year - attritional	(800,540)	(763,462)	(643,426)	(242,177)	1	(2,449,604)
Current accident year - catastrophe	—	—	(76,011)	—	—	(76,011)
Prior accident years	31,595	111,588	148,869	(20,054)	1,501	273,499
Underwriting, acquisition, and insurance expenses	(412,814)	(417,384)	(517,823)	(76,189)	(1,006)	(1,425,216)
Underwriting profit (loss)	$64,414	$87,295	$182,304	$(52,209)	$2,564	$284,368

Services and other revenues	$—	$8,827	$3,793	$749	$2,576	$15,945
Services and other expenses	—	(5,544)	(1,479)	—	(5,264)	(12,287)
Services and other income (loss)	$—	$3,283	$2,314	$749	$(2,688)	$3,658

Current accident year loss ratio	64.2%	66.0%	56.6%	84.6%		63.8%
Prior accident years loss ratio	(2.5)%	(9.6)%	(11.7)%	7.0%		(6.9)%
Loss ratio	61.7%	56.4%	44.9%	91.6%		56.8%
Expense ratio	33.1%	36.1%	40.8%	26.6%		36.0%
Combined ratio	94.8%	92.5%	85.7%	118.2%		92.8%

	Six Months Ended June 30, 2025
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$1,570,989	$1,787,129	$1,347,792	$898,603	$(2,284)	$5,602,229
Gross premium volume - fronting	—	1,671,794	—	—	—	1,671,794
Gross premium volume	$1,570,989	$3,458,923	$1,347,792	$898,603	$(2,284)	$7,274,023
Net written premiums	$1,278,942	$1,164,369	$1,161,242	$801,082	$(1,704)	$4,403,931

Earned premiums	$1,322,531	$1,144,103	$1,044,483	$559,652	$9,392	$4,080,161
Losses and loss adjustment expenses:
Current accident year - attritional	(906,132)	(712,921)	(550,335)	(416,710)	(45,226)	(2,631,324)
Current accident year - catastrophe	(18,227)	(16,200)	(25,000)	(1,450)	—	(60,877)
Prior accident years	43,042	73,981	139,780	(31,860)	2,828	227,771
Underwriting, acquisition, and insurance expenses	(450,260)	(423,205)	(432,569)	(160,299)	(6,036)	(1,472,369)
Underwriting profit (loss)	$(9,046)	$65,758	$176,359	$(50,667)	$(39,042)	$143,362

Services and other revenues	$—	$9,234	$1,926	$—	$(263)	$10,897
Services and other expenses	—	(4,805)	(5,343)	—	(7,492)	(17,640)
Services and other income (loss)	$—	$4,429	$(3,417)	$—	$(7,755)	$(6,743)

Current accident year loss ratio	69.9%	63.7%	55.1%	74.7%		66.0%
Prior accident years loss ratio	(3.3)%	(6.5)%	(13.4)%	5.7%		(5.6)%
Loss ratio	66.6%	57.3%	41.7%	80.4%		60.4%
Expense ratio	34.0%	37.0%	41.4%	28.6%		36.1%
Combined ratio	100.7%	94.3%	83.1%	109.1%		96.5%

U.S. Wholesale and Specialty

The 6% decrease in gross premium volume and earned premiums within the U.S. Wholesale and Specialty division for the six months ended June 30, 2026 was primarily due to certain underwriting actions taken within our general liability product lines aimed at improving overall profitability and rebalancing our product mix, as well as lower rates within our property product lines. The U.S. Wholesale and Specialty division's combined ratio for the six months ended June 30, 2026 decreased six points primarily due to a lower current accident year loss ratio.

Programs and Solutions

The 23% decrease in underwriting gross premium volume within the Programs and Solutions division for the six months ended June 30, 2026 was primarily attributable to the transition of the Hagerty business to a fronting arrangement, partially offset by growth within our personal lines and programs product lines, as well as specialty lines written from our Bermuda platform. The 2% decrease in fronting gross premium volume was driven by lower premiums on our property catastrophe programs with Nephila driven by rate decreases, partially offset by the transition of the Hagerty business to a fronting arrangement. The Programs and Solutions division's combined ratio for the six months ended June 30, 2026 decreased two points primarily due to more favorable development on prior accident years loss reserves.

International

The 30% increase in gross premium volume and 22% increase in earned premiums within the International division for the six months ended June 30, 2026 were driven by increases on our marine and energy, professional liability, and general liability product lines. The International division combined ratio was 86% in the second quarter of 2026, which included six points of net losses on the combined ratio related to the Middle East conflict.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Operating revenues	$1,038,068	$1,015,715	2%	$1,921,126	$1,845,289	4%
Adjusted operating income	$75,434	$103,513	(27)%	$124,720	$162,277	(23)%

Quarter-to-Date

For the quarter ended June 30, 2026, the increase in operating revenues reflected the contribution from an acquisition made by one of our businesses in December 2025. Organic revenue growth for our Industrial segment was flat for the quarter ended June 30, 2026. Organic revenue growth is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.

For the quarter ended June 30, 2026, the impact of increased demand for our precast concrete products and higher sales volume of our fire safety services in the commercial construction industry were largely offset by lower sales volume of our car-hauling equipment, driven by a down cycle in demand for the industry, and of our industrial bakery equipment.

For the quarter ended June 30, 2026, the decrease in adjusted operating income was primarily attributable to a lower operating margin for the segment, due to changes in the mix of business and higher operating expenses at certain businesses.

Year-to-Date

For the six months ended June 30, 2026, the increase in operating revenues reflected organic growth and the contribution from an acquisition made by one of our businesses in December 2025. Organic revenue growth for our Industrial segment was 2% for the six months ended June 30, 2026.

Organic revenue growth was primarily attributable to increased demand for our precast concrete products and higher sales volume of our fire safety and other services in the construction industry, partially offset by lower sales volume of our car-hauling equipment and industrial bakery equipment, as previously discussed.

For the six months ended June 30, 2026, the decrease in adjusted operating income was due to the same factors as discussed on a quarter-to-date basis.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Operating revenues	$171,348	$172,852	(1)%	$332,878	$351,333	(5)%
Adjusted operating income (loss)	$(148,940)	$78,422	NM (1)	$(112,735)	$158,033	NM (1)
(1)    NM - Not meaningful.

Quarter-to-Date

For the quarter ended June 30, 2026, the decrease in operating revenues was primarily attributable to the impact of income related to our minority investment in Velocity Holdco, LLC (Velocity) in the second quarter of 2025 following the sale of its insurance carrier in May 2025, partially offset by 3% organic revenue growth, driven by higher management fees for our insurance-linked securities investment management services.

For the quarter ended June 30, 2026, the decrease in adjusted operating income was primarily attributable to the impact of a $205.3 million provision for expected credit losses within our State National program services operations. Additionally, the decrease in adjusted operating income was due in part to the impact of the income related to our minority investment in Velocity, as previously discussed.

The provision for expected credit losses within our State National program services operations relates to reinsurance recoverables due from a capacity provider that is currently in bankruptcy. In the second quarter of 2026, we completed an actuarial reserve assessment on the programs in which this capacity provider participated, which included a third-party actuarial reserve study, and increased our gross and ceded losses related to these programs. We do not expect to be able to obtain additional collateral from the capacity provider to secure the related increase in reinsurance recoverables and, therefore, recognized a $205.3 million provision for expected credit losses. We continue to pursue additional collateral and other contractual means of recovery for these reinsurance recoverables. See note 7 of the notes to consolidated financial statements for additional details.

Year-to-Date

For the six months ended June 30, 2026, the decrease in operating revenues was primarily attributable to the impact of $41.4 million of income related to our minority investment in Velocity in 2025 following the sale of its managing general agent operations and insurance carrier, partially offset by 6% organic revenue growth.

Organic revenue growth was primarily attributable to higher management fees for our insurance-linked securities investment management services and higher earned premiums from our lender services offerings, partially offset by the impact of a $14.4 million impairment of an equity method investment in an asset management firm in the first quarter of 2026.

For the six months ended June 30, 2026, the decrease in adjusted operating income was primarily attributable to the impact of a $205.3 million charge within our State National program services operations, as previously discussed. Additionally, the decrease in adjusted operating income was due in part to the impact of the income related to our minority investment in Velocity in 2025 and an impairment of an equity method investment in 2026, as previously discussed.

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

Costa Farms, which is the largest business in the Consumer and Other segment, is a seasonal ornamental plant business, with a significant portion of its sales occurring in the second quarter. The following table summarizes the operating performance of our Consumer and Other segment.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Operating revenues	$551,974	$529,226	4%	$832,471	$817,012	2%
Adjusted operating income	$122,146	$101,523	20%	$161,901	$133,911	21%

Quarter-to-Date

For the quarter ended June 30, 2026, the increase in operating revenues was primarily attributable to increased sales of ornamental plants and higher prices on home sales. Revenue growth and organic revenue growth for our Consumer and Other segment were consistent at 4% for the quarter ended June 30, 2026. For the quarter ended June 30, 2026, the increase in adjusted operating income was primarily attributable to higher margins on increased sales of ornamental plants, as well as improved performance at several other businesses.

Year-to-Date

For the six months ended June 30, 2026, the increase in operating revenues reflected the impact of a full six-month contribution from Educational Partners International (EPI), which we began consolidating in the first quarter of 2025. Organic revenue growth for our Consumer and Other segment was flat for the six months ended June 30, 2026. The impact of increased sales of ornamental plants in the first half of 2026 was largely offset by the impact of lower home sales volume in the first half of 2026. For the six months ended June 30, 2026, the increase in adjusted operating income was due to the same factors as discussed on a quarter-to-date basis, as well as an increased contribution from EPI.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net investment income	$26,721	$24,117	$56,568	$55,733
Other revenues	7,704	12,442	14,398	17,475
Operating revenues	34,425	36,559	70,966	73,208
Operating expenses (1)	(12,142)	—	(32,967)	—
Corporate adjusted operating income	$22,283	$36,559	$37,999	$73,208
Markel Group consolidating eliminations	(11,292)	(11,442)	(23,998)	(22,432)
Corporate and eliminations adjusted operating income	$10,991	$25,117	$14,001	$50,776
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

We also analyze net investment gains and losses, which are primarily comprised of unrealized gains and losses on our equity portfolio. Net investment gains or losses in any given period are typically attributable to changes in the fair value of our equity portfolio due to market value movements. Based on the potential for volatility in the financial markets, we understand that the level of gains or losses may vary from one period to the next, and therefore believe that our investment performance is best analyzed over longer periods of time. As of June 30, 2026, the fair value of our equity portfolio included cumulative unrealized gains of $9.3 billion.

The following table summarizes our consolidated investment performance. Investing results are attributed to our businesses based on the subsidiary that holds the investments.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net investment income	$256,123	$230,009	$512,013	$467,104
Yield on fixed maturity securities (1)	3.7%	3.5%	3.7%	3.5%
Yield on short-term investments (1)	3.3%	3.9%	3.3%	3.8%
Yield on cash and cash equivalents and restricted cash and cash equivalents (1)	2.8%	3.3%	2.8%	3.4%

Net realized investment losses	$(2,933)	$(16,596)	$(890)	$(18,397)
Change in fair value of equity securities	1,170,458	596,819	440,853	449,549
Net investment gains	$1,167,525	$580,223	$439,963	$431,152

Return on equity securities (2)	9.9%	5.4%	4.1%	4.5%
(1)    Yield reflects the applicable annualized interest income as a percentage of the applicable monthly average invested assets at amortized cost.
(2)    Return on equity securities is calculated by dividing dividends and the change in fair value of equity securities by the monthly average equity securities at fair value and considers the timing of net purchases and sales.

The increase in net investment income for the quarter and six months ended June 30, 2026 was driven by higher interest income on fixed maturity securities due to higher yields and higher average holdings in 2026 compared to 2025, as well as higher dividend income on equity securities. These increases were partially offset by lower interest income on cash and cash equivalents due to lower short-term interest rates in 2026 compared to 2025.

The following tables summarize the composition of our invested assets by segment. We hold investments across our operating businesses and at our holding company, with the majority of our investments held at our Markel Insurance business in support of its underwriting activities. Invested assets and the associated net investment income at our other reportable segments are primarily attributable to our Financial segment. Markel Insurance has also provided loans to a corporate subsidiary to fund certain non-insurance acquisitions. We evaluate these loans receivable similarly to invested assets held by Markel Insurance. Additionally, one of our corporate subsidiaries may, from time to time, provide loans to our operating businesses to fund strategic growth investments and projects. These intercompany loans are presented in the tables below but are eliminated in consolidation.

	June 30, 2026
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Total
Fixed maturity securities	$17,126,751	$353,946	$227,910	$17,708,607
Equity securities	11,336,286	—	2,126,267	13,462,553
Short-term investments	805,946	383,361	1,144,112	2,333,419
Cash and cash equivalents, including restricted	2,651,357	821,590	595,097	4,068,044
Invested assets	$31,920,340	$1,558,897	$4,093,386	$37,572,623

Intercompany loans receivable	$728,000	$—	$275,000

	December 31, 2025
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Total
Fixed maturity securities	$17,184,810	$371,994	$241,182	$17,797,986
Equity securities	10,859,200	—	2,145,112	13,004,312
Short-term investments	757,540	229,261	1,046,861	2,033,662
Cash and cash equivalents, including restricted	2,526,820	975,829	1,100,653	4,603,302
Invested assets	$31,328,370	$1,577,084	$4,533,808	$37,439,262

Intercompany loans receivable	$728,000	$—	$269,176

The following tables summarize our investing results by segment. Intercompany interest relates to interest on intercompany loans.

	Quarter Ended June 30, 2026
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$164,021	$3,087	$2,088	$—	$169,196
Short-term investments	5,652	2,408	9,639	—	17,699
Cash and cash equivalents, including restricted	18,270	4,005	6,022	—	28,297
Intercompany loans receivable	6,668	—	4,624	(11,292)	—
Dividends on equity securities	39,016	—	4,811	—	43,827
Investment expenses	(2,404)	(29)	(463)	—	(2,896)
Net investment income	$231,223	$9,471	$26,721	$(11,292)	$256,123

Net investment gains	$1,030,284	$—	$137,241	$—	$1,167,525

	Quarter Ended June 30, 2025
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$142,944	$1,766	$1,119	$—	$145,829
Short-term investments	7,770	2,749	9,061	—	19,580
Cash and cash equivalents, including restricted	22,837	5,150	7,736	—	35,723
Intercompany loans receivable	7,397	—	4,045	(11,442)	—
Dividends on equity securities	31,765	—	3,047	—	34,812
Investment expenses	(4,985)	(59)	(891)	—	(5,935)
Net investment income	$207,728	$9,606	$24,117	$(11,442)	$230,009

Net investment gains (losses)	$580,572	$—	$(349)	$—	$580,223

	Six Months Ended June 30, 2026
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$323,317	$5,952	$4,251	$—	$333,520
Short-term investments	11,427	4,382	18,994	—	34,803
Cash and cash equivalents, including restricted	36,941	8,353	13,959	—	59,253
Intercompany loans receivable	13,336	—	10,662	(23,998)	—
Dividends on equity securities	83,069	—	10,094	—	93,163
Investment expenses	(7,248)	(86)	(1,392)	—	(8,726)
Net investment income	$460,842	$18,601	$56,568	$(23,998)	$512,013

Net investment gains (losses)	$476,370	$369	$(36,776)	$—	$439,963

	Six Months Ended June 30, 2025
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$283,683	$3,251	$2,240	$—	$289,174
Short-term investments	13,425	5,513	20,315	—	39,253
Cash and cash equivalents, including restricted	47,238	9,913	18,346	—	75,497
Intercompany loans receivable	14,417	—	8,015	(22,432)	—
Dividends on equity securities	66,297	—	8,710	—	75,007
Investment expenses	(9,815)	(119)	(1,893)	—	(11,827)
Net investment income	$415,245	$18,558	$55,733	$(22,432)	$467,104

Net investment gains	$356,378	$—	$74,774	$—	$431,152

Consolidated Underwriting Reconciliation

The following table reconciles our Markel Insurance segment underwriting results to our consolidated underwriting results. State National's underwriting results are included in our Financial segment.

	Quarter Ended June 30,
	2026				2025
(dollars in thousands)	Markel Insurance	State National	Eliminations	Consolidated	Markel Insurance	State National	Eliminations	Consolidated
Gross premium volume:
Underwriting	$2,387,090	$79,980	$—	$2,467,070	$2,808,823	$77,845	$—	$2,886,668
Fronting	1,282,026	900,311	(77,233)	2,105,104	1,293,649	1,006,942	(42,768)	2,257,823
Total	$3,669,116	$980,291	$(77,233)	$4,572,174	$4,102,472	$1,084,787	$(42,768)	$5,144,491

Earned premiums	$1,992,361	$79,417	$—	$2,071,778	$2,063,622	$78,069	$—	$2,141,691
Losses and loss adjustment expenses	(1,138,117)	(49,034)	—	(1,187,151)	(1,251,680)	(36,354)	—	(1,288,034)
Underwriting, acquisition, and insurance expenses	(712,125)	(23,686)	—	(735,811)	(748,742)	(25,469)	—	(774,211)
Underwriting profit	$142,119	$6,697	$—	$148,816	$63,200	$16,246	$—	$79,446

Combined Ratio	92.9%	91.6%		92.8%	96.9%	79.2%		96.3%

	Six Months Ended June 30,
	2026				2025
(dollars in thousands)	Markel Insurance	State National	Eliminations	Consolidated	Markel Insurance	State National	Eliminations	Consolidated
Gross premium volume:
Underwriting	$4,602,663	$153,635	$—	$4,756,298	$5,602,229	$149,455	$—	$5,751,684
Fronting	1,869,448	1,888,059	(156,609)	3,600,898	1,671,794	2,035,608	(96,365)	3,611,037
Total	$6,472,111	$2,041,694	$(156,609)	$8,357,196	$7,274,023	$2,185,063	$(96,365)	$9,362,721

Earned premiums	$3,961,700	$158,964	$—	$4,120,664	$4,080,161	$150,904	$—	$4,231,065
Losses and loss adjustment expenses	(2,252,116)	(101,852)	—	(2,353,968)	(2,464,430)	(78,269)	—	(2,542,699)
Underwriting, acquisition, and insurance expenses	(1,425,216)	(50,423)	—	(1,475,639)	(1,472,369)	(49,280)	—	(1,521,649)
Underwriting profit	$284,368	$6,689	$—	$291,057	$143,362	$23,355	$—	$166,717

Combined ratio	92.8%	95.8%		92.9%	96.5%	84.5%		96.1%

Other

The following table presents the components of consolidated net income that are not allocated to our operating segments.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Amortization of acquired intangible assets	$43,301	$51,213	$86,814	$98,155
Interest expense	$52,390	$53,076	$103,276	$105,216
Net foreign exchange (gains) losses	$(10,378)	$191,909	$(64,655)	$264,542
Income tax expense	$332,869	$185,170	$267,287	$213,574

Effective tax rate			21%	21%

Net Foreign Exchange Gains and Losses

Net foreign exchange gains and losses are primarily due to the remeasurement of our foreign currency denominated insurance loss reserves to the U.S. Dollar. The predominant foreign currencies within our insurance operations are the Euro and the British Pound. The U.S. Dollar strengthened against the Euro and the British Pound during the six months ended June 30, 2026, while it weakened against these currencies during the same period of 2025.

Our exposure to foreign currency exchange rates is largely hedged through our available-for-sale investment portfolio, where we hold securities that generally match the currencies of our loss reserves. We also purchase foreign currency forward contracts to manage unmatched foreign currency exposures.

Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized losses on available-for-sale investments in other comprehensive income (loss), were losses of $2.7 million and $54.5 million for the quarter and six months ended June 30, 2026 compared to gains of $158.4 million and $222.7 million for the same periods of 2025.

Other Comprehensive Income (Loss) to Shareholders

The following table summarizes the components of other comprehensive income (loss) to shareholders.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Change in net unrealized losses on available-for-sale investments, net of taxes	$(59,712)	$202,512	$(193,533)	$420,889
Other, net of taxes	(7,785)	7,892	(2,068)	15,444
Other comprehensive income attributable to noncontrolling interests	(17)	(41)	(54)	(14)
Other comprehensive income (loss) to shareholders	$(67,514)	$210,363	$(195,655)	$436,319

The change in net unrealized losses on available-for-sale investments in any given period is typically attributable to changes in the fair value of our fixed maturity portfolio due to changes in interest rates during the period, and, to a lesser extent, changes in foreign currency exchange rates.

As of June 30, 2026, 97% of our fixed maturity portfolio was rated "AA" or better.

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the benefit and protection of our policyholders, creditors, and shareholders. Our consolidated debt to capital ratio was 19% at both June 30, 2026 and December 31, 2025, which is within the range of our target capital structure.

Investments, cash and cash equivalents, and restricted cash and cash equivalents (invested assets) were $37.6 billion and $37.4 billion at June 30, 2026 and December 31, 2025, respectively. Our holding company had $4.0 billion and $4.4 billion of invested assets at June 30, 2026 and December 31, 2025, respectively. The decrease in invested assets at our holding company was primarily attributable to cash used to repurchase shares of our common stock. For further details on the composition of our invested assets, see "Consolidated Investment Results."

We have a share repurchase program, authorized by our Board of Directors, that provides for the repurchase of up to $2 billion of common stock. As of June 30, 2026, $1.1 billion remained available for repurchase under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

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

Cash Flows

Net cash provided by operating activities was $444.8 million for the six months ended June 30, 2026 compared to $880.6 million for the same period of 2025. Operating cash flows in the first half of 2026 reflected net payments totaling $107.7 million to reinsure our exposures on our Hagerty business following its transition to a fronting arrangement and a $104.2 million decline in premium collections within our run-off Global Reinsurance division. Additionally, lower operating cash flows for Markel Insurance in 2026 reflected higher net claims payments, partially offset by higher net premium collections from our ongoing divisions and higher cash flows from investments. The decrease in operating cash flows was also due in part to lower operating cash flows from our Financial and Industrial segments and higher net tax payments in the first half of 2026.

Net cash used by investing activities was $545.5 million for the six months ended June 30, 2026 compared to net cash provided by investing activities of $83.4 million for the same period of 2025. During the six months ended June 30, 2026, net cash used by investing activities included net purchases of short-term investments, fixed maturity securities, and equity securities of $274.2 million, $123.2 million, and $21.3 million, respectively. During the six months ended June 30, 2025, net cash provided by investing activities included net sales of short-term investments of $729.0 million and net purchases of fixed maturity securities and equity securities of $485.6 million and $96.5 million, respectively. Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities, and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $421.5 million for the six months ended June 30, 2026 compared to $927.7 million for the same period of 2025. Cash of $370.7 million and $269.6 million was used to repurchase shares of our common stock during the first half of 2026 and 2025, respectively. Additionally, financing activities during the six months ended June 30, 2026 and 2025 reflected borrowings and repayments of debt at certain of our operating businesses, primarily on revolving lines of credit. Net cash used by financing activities in the first half of 2025 also included $600.0 million of cash used to redeem our preferred stock.

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

Adjusted Underwriting Gross Premium Volume

Adjusted underwriting gross premium volume is a non-GAAP measure that excludes underwriting gross premium volume from the Global Reinsurance division and our business with Hagerty for all periods. In August 2025, Markel Insurance sold the renewal rights for contracts written through its Global Reinsurance division, and the division entered into run-off, which resulted in a significant decline in underwriting gross premium volume. Beginning on January 1, 2026, Markel Insurance's business written on behalf of Hagerty transitioned from being an underwriting product to a fronting arrangement, which resulted in a change in the presentation of the related gross premium volume and therefore, a significant decline in underwriting gross premium volume. We believe adjusted underwriting gross premium volume is a meaningful measure when comparing underwriting gross premium volume from period-to-period as it adjusts for the impact of these significant contractual restructuring changes within the Markel Insurance segment. The following table reconciles underwriting gross premium volume to adjusted underwriting gross premium volume.

	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Underwriting gross premium volume	$2,387,090	$2,808,823	(15)%	$4,602,663	$5,602,229	(18)%
Less: Global Reinsurance division underwriting gross premium volume	(15,228)	321,676		7,352	898,603
Less: Hagerty underwriting gross premium volume	—	304,106		—	524,033
Adjusted underwriting gross premium volume	$2,402,318	$2,183,041	10%	$4,595,311	$4,179,593	10%

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

	Quarter Ended June 30, 2026	Six Months Ended June 30, 2026
Industrial segment:
Revenue growth	2.2%	4.1%
Impact of inorganic activity	(2.3)%	(2.2)%
Organic revenue growth	(0.1)%	1.9%

Financial segment:
Revenue growth	(0.9)%	(5.3)%
Impact of inorganic activity	4.3%	11.7%
Organic revenue growth	3.4%	6.4%

Consumer and Other segment:
Revenue growth	4.3%	1.9%
Impact of inorganic activity	(0.3)%	(1.7)%
Organic revenue growth	4.0%	0.2%

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
•failures, inadequacies, or inaccuracies (whether due to data error, human error, artificial intelligence hallucination or generation, or otherwise) in the various methods, modeling techniques, and data analytics (e.g., scenarios, predictive and stochastic modeling, and forecasting) we use to analyze and estimate exposures, loss trends, and other risks associated with our insurance businesses could cause us to misprice our products or fail to appropriately estimate the risks to which we are exposed;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates, and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. During the six months ended June 30, 2026, there were no material changes in our market risk exposures from those described in our 2025 Annual Report on Form 10-K.

Credit Risk

Credit risk, which is not considered a market risk, is the risk that an entity becomes unable or unwilling to fulfill its obligations to us. Our primary credit risks are the credit risk within our fixed maturity portfolio and the credit risk related to our reinsurance recoverables.

In the second quarter of 2026, we recorded a $205.3 million provision for expected credit losses on reinsurance recoverables within State National's program services fronting operations, all of which related to one capacity provider that is currently in bankruptcy. See note 7 of the notes to consolidated financial statements for additional details.

For the six months ended June 30, 2026, there were no other material changes in our credit risk exposures from those described in our 2025 Annual Report on Form 10‑K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The disclosure below supplements risk factors previously disclosed in our 2025 Annual Report on Form 10-K. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our businesses, results of operations, or financial condition.

Our adoption and use of artificial intelligence (AI), which is an evolving and rapidly developing technology, and the use of AI by third parties, may expose us to additional risks. We use, and expect to increasingly use, artificial intelligence, machine-learning, predictive analytics, and automated decision-making tools, including generative artificial intelligence, across many parts of our business, including underwriting, pricing, claims handling, fraud detection, and customer engagement. These technologies may not perform as intended and may produce inaccurate, incomplete, biased, or otherwise flawed outputs or analytics, or may be misinterpreted or misused by our employees, which could result in mispricing of risks, under-reserving or over-reserving of claims, assumption of unintended risks, operational disruption, inconsistent or unintended outcomes, or other adverse effects on our business and financial condition. The Company may also be exposed to additional operational, technological, security, reputational, legal, and regulatory risks related to its use, or third-party use, of artificial intelligence. These risks may arise from the misuse or inadvertent disclosure of personal data or sensitive or confidential information; unforeseen exposures or coverage issues under the policies we write; AI-related ethical considerations including the potential for algorithmic bias or unfair discrimination; failures or limitations in oversight, governance, or controls relating to AI systems; or potential intellectual property, contractual, or other legal issues associated with AI use. In addition, artificial intelligence may be used by threat actors to identify vulnerabilities, facilitate fraud, including insurance claims fraud, or to conduct more sophisticated cyberattacks, which could result in unauthorized access to or disclosure of data, litigation, regulatory action, or reputational harm.

Artificial intelligence also presents competitive and strategic risks. Competitors, technology companies, or other market participants may adopt artificial intelligence more quickly or effectively than we do, may be able to reverse-engineer or replicate our AI capabilities, or may have access to data or capabilities that we do not. The rapid pace of AI development may also require us to make significant and ongoing investments in technology, talent, and infrastructure to remain competitive. Questions regarding ownership of AI-generated content or inventions could create legal uncertainties. If we are unable to appropriately develop, deploy, or govern these technologies, attract and retain personnel with the necessary AI expertise, protect our AI-generated content or inventions, or if we adopt these technologies without sufficient controls, we may fail to achieve expected benefits, incur increased costs, or be placed at a competitive disadvantage, any of which could have a material adverse effect on our business, results of operations, or financial condition.

Any of these risks or other unanticipated AI-related risks could materially adversely affect the Company's business, financial condition, or results of operations. See also, "Third-party providers may perform poorly, breach their obligations to us, or expose us to enhanced risks," "Our efforts to develop new products, expand in targeted markets, or improve business processes and workflows may not be successful and may increase or create new risks" and "Information technology systems that we use could fail or suffer a security breach or cyberattack, which could have a material adverse effect on us or result in the loss of regulated or sensitive information" in our 2025 Annual Report on Form 10-K in Item 1A Risk Factors.

Our businesses, results of operations, and financial condition could be adversely affected by ongoing regional or military conflicts and related disruptions in the global economy. The global economy has been, and may in the future be, negatively impacted by regional or military conflicts, for example, the on-going conflicts between Russia and Ukraine and in the Middle East, following U.S. and Israeli airstrikes on Iran. We may have operations in areas affected by a conflict, and some of our businesses may be adversely affected by a conflict and its effects. Within our underwriting operations, we have, and may continue to have, insurance contracts with exposure to losses attributed or corollary to a conflict, such as losses related to our coverage of ships, cargo, trade credit, and inventory. For example, we underwrite insurance policies covering risks in the Middle East and have incurred losses from the Middle East conflict attributed to terrorism, energy, and marine war coverages written by the Markel Insurance International division, which we discuss under Item 2 Management's Discussion & Analysis of Financial Condition and Results of Operations. Additionally, our investment portfolio has experienced, and may continue to experience, adverse market value movements attributable to market reactions to developments in the Middle East, including fluctuations in energy prices, and broader equity and fixed income market volatility. Our other operations also may have direct exposure to customers and vendors in an affected area. Certain of our businesses may experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of a conflict on the global economy.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our common share repurchases for the quarter ended June 30, 2026.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2026 through April 30, 2026	26,390	$1,925.15	26,390	$1,319,061
May 1, 2026 through May 31, 2026	66,942	$1,832.62	66,942	$1,196,382
June 1, 2026 through June 30, 2026	30,660	$1,854.47	30,660	$1,139,524
Total	123,992	$1,857.72	123,992	$1,139,524
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

Item 5. OTHER INFORMATION

Adoption or Termination of Trading Arrangements by Directors or Officers

On May 26, 2026, Steven A. Markel, Chair of the Board of Directors and a Director of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 3,000 of the Company's common shares until August 31, 2027 (or the date on which all shares have been sold).

Item 6. EXHIBITS

Exhibit No.	Document Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission May 22, 2026)

3.2	Bylaws, as amended and restated February 25, 2026 (incorporated by reference from Exhibit 3.1 in the Registrant's report on Form 8-K filed with the Commission February 26, 2026)

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

101
The following consolidated financial statements from Markel Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on July 29, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of July 2026.

Markel Group Inc.

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian J. Costanzo
Brian J. Costanzo
Chief Financial Officer
(Principal Financial Officer)