Form 10-Q
period 2026-09-30
MARKEL GROUP INC.
filed 2026-10-28
CIK 1096343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
 FORM 10-Q
______________________________________________________________________________________

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
Number of shares of the registrant's common stock outstanding at October 21, 2026: 12,229,365

Markel Group Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
(dollars in thousands)	(unaudited)
ASSETS
Investments, at estimated fair value:
Fixed maturity securities, available-for-sale (amortized cost of $18,182,889 in 2026 and $17,895,918 in 2025)	$17,295,062	$17,797,986
Equity securities (cost of $4,131,183 in 2026 and $4,094,745 in 2025)	13,110,683	13,004,312
Short-term investments, available-for-sale (estimated fair value approximates cost)	2,769,092	2,033,662
Total Investments	33,174,837	32,835,960
Cash and cash equivalents	3,601,544	3,964,705
Restricted cash and cash equivalents	594,139	638,597
Receivables	4,093,338	3,964,598
Reinsurance recoverables	17,300,376	14,616,279
Deferred policy acquisition costs	809,395	909,516
Prepaid reinsurance premiums	3,447,323	3,073,999
Goodwill	2,835,373	2,822,091
Intangible assets	1,425,582	1,543,002
Other assets	4,794,949	4,536,303
Total Assets	$72,076,856	$68,905,050
LIABILITIES AND EQUITY
Unpaid losses and loss adjustment expenses	$33,859,927	$30,857,453
Unearned premiums	7,425,623	7,253,079
Payables to insurance and reinsurance companies	1,750,758	1,667,871
Senior long-term debt and other debt (estimated fair value of $3,632,000 in 2026 and $3,856,000 in 2025)	4,359,807	4,303,811
Other liabilities	5,668,659	5,720,647
Total Liabilities	53,064,774	49,802,861
Redeemable noncontrolling interests	506,411	506,064
Commitments and contingencies
Shareholders' equity:
Common stock	3,722,700	3,672,381
Retained earnings	15,505,312	15,034,835
Accumulated other comprehensive loss	(720,704)	(109,460)
Total Shareholders' Equity	18,507,308	18,597,756
Noncontrolling interests	(1,637)	(1,631)
Total Equity	18,505,671	18,596,125
Total Liabilities and Equity	$72,076,856	$68,905,050

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(dollars in thousands, except per share data)
OPERATING REVENUES
Earned premiums	$2,275,508	$2,205,773	$6,396,172	$6,436,838
Net investment income	258,115	245,675	770,128	712,779
Products revenues	666,749	607,493	2,098,635	2,015,542
Services and other revenues	957,831	875,608	2,462,310	2,340,109
Total Operating Revenues	4,158,203	3,934,549	11,727,245	11,505,268

Net investment gains (losses)	(280,909)	432,886	159,054	864,038

OPERATING EXPENSES
Losses and loss adjustment expenses	1,275,605	1,253,826	3,629,573	3,796,525
Underwriting, acquisition, and insurance expenses	798,179	782,501	2,273,818	2,304,150
Products expenses	603,322	555,493	1,844,210	1,762,782
Services and other expenses	773,700	721,712	2,338,380	1,963,927
Amortization of acquired intangible assets	43,256	44,061	130,070	142,216
Total Operating Expenses	3,494,062	3,357,593	10,216,051	9,969,600
Operating Income	383,232	1,009,842	1,670,248	2,399,706
Interest expense	(50,864)	(50,678)	(154,140)	(155,894)
Net foreign exchange gains (losses)	14,386	19,279	79,041	(245,263)
Income Before Income Taxes	346,754	978,443	1,595,149	1,998,549
Income tax expense	(76,617)	(214,656)	(343,904)	(428,230)
Net Income	270,137	763,787	1,251,245	1,570,319
Net income attributable to noncontrolling interests	(10,882)	(12,451)	(35,440)	(40,121)
Net Income to Shareholders	259,255	751,336	1,215,805	1,530,198
Preferred stock dividends and redemption premiums	—	—	—	(26,109)
Net Income to Common Shareholders	$259,255	$751,336	$1,215,805	$1,504,089

OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized losses on available-for-sale investments, net of taxes	$(433,579)	$47,278	$(627,112)	$468,167
Other, net of taxes	17,990	(5,537)	15,922	9,907
Total Other Comprehensive Income (Loss)	(415,589)	41,741	(611,190)	478,074
Comprehensive Income (Loss)	(145,452)	805,528	640,055	2,048,393
Comprehensive income attributable to noncontrolling interests	(10,882)	(12,402)	(35,494)	(40,086)
Comprehensive Income (Loss) to Shareholders	$(156,334)	$793,126	$604,561	$2,008,307

NET INCOME PER COMMON SHARE
Basic	$18.21	$59.44	$92.21	$120.92
Diluted	$18.15	$59.25	$91.90	$120.60

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended September 30, 2026	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
June 30, 2026	$3,716,892	$15,593,743	$(305,115)	$19,005,520	$(1,086)	$19,004,434	$467,023
Net income		259,255	—	259,255	—	259,255	10,882
Other comprehensive loss		—	(415,589)	(415,589)	—	(415,589)	—
Comprehensive income (loss)				(156,334)	—	(156,334)	10,882
Repurchase of common stock	—	(314,663)	—	(314,663)	—	(314,663)	—
Equity awards expensed	5,908	—	—	5,908	—	5,908	—
Adjustment of redeemable noncontrolling interests	—	(33,347)	—	(33,347)	—	(33,347)	33,347
Other	(100)	324	—	224	(551)	(327)	(4,841)
September 30, 2026	$3,722,700	$15,505,312	$(720,704)	$18,507,308	$(1,637)	$18,505,671	$506,411

Nine Months Ended September 30, 2026	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2025	$3,672,381	$15,034,835	$(109,460)	$18,597,756	$(1,631)	$18,596,125	$506,064
Net income		1,215,805	—	1,215,805	—	1,215,805	35,440
Other comprehensive income (loss)		—	(611,244)	(611,244)	—	(611,244)	54
Comprehensive income				604,561	—	604,561	35,494
Repurchase of common stock	—	(685,316)	—	(685,316)	—	(685,316)	—
Equity awards expensed	52,604	—	—	52,604	—	52,604	—
Adjustment of redeemable noncontrolling interests	—	(65,926)	—	(65,926)	—	(65,926)	65,926
Purchase of noncontrolling interests	—	5,278	—	5,278	—	5,278	(73,753)
Other	(2,285)	636	—	(1,649)	(6)	(1,655)	(27,320)
September 30, 2026	$3,722,700	$15,505,312	$(720,704)	$18,507,308	$(1,637)	$18,505,671	$506,411

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

Quarter Ended September 30, 2025	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
June 30, 2025	$—	$3,659,041	$13,839,880	$(180,763)	$17,318,158	$18,626	$17,336,784	$531,339
Net income (loss)			751,336	—	751,336	(17)	751,319	12,468
Other comprehensive income (loss)			—	41,790	41,790	—	41,790	(49)
Comprehensive income (loss)					793,126	(17)	793,109	12,419
Repurchase of common stock	—	—	(74,393)	—	(74,393)	—	(74,393)	—
Equity awards expensed	—	8,331	—	—	8,331	—	8,331	—
Adjustment of redeemable noncontrolling interests	—	—	(4,653)	—	(4,653)	—	(4,653)	4,653
Other	—	(426)	569	—	143	—	143	(12,366)
September 30, 2025	$—	$3,666,946	$14,512,739	$(138,973)	$18,040,712	$18,609	$18,059,321	$536,045

Nine Months Ended September 30, 2025	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
(dollars in thousands)
December 31, 2024	$591,891	$3,560,633	$13,380,456	$(617,082)	$16,915,898	$13,041	$16,928,939	$540,034
Net income			1,530,198	—	1,530,198	5,563	1,535,761	34,558
Other comprehensive income (loss)			—	478,109	478,109	—	478,109	(35)
Comprehensive income					2,008,307	5,563	2,013,870	34,523
Repurchase of common stock	—	—	(344,014)	—	(344,014)	—	(344,014)	—
Preferred stock dividends	—	—	(18,000)	—	(18,000)	—	(18,000)	—
Redemption of preferred stock	(591,891)	—	(8,109)	—	(600,000)	—	(600,000)	—
Equity awards expensed	—	49,865	—	—	49,865	—	49,865	—
Acquisition of Educational Partners International	—	—	—	—	—	—	—	81,201
Adjustment of redeemable noncontrolling interests	—	56,883	(34,275)	—	22,608	—	22,608	(22,608)
Purchase of noncontrolling interests	—	—	7,381	—	7,381	—	7,381	(61,777)
Other	—	(435)	(898)	—	(1,333)	5	(1,328)	(35,328)
September 30, 2025	$—	$3,666,946	$14,512,739	$(138,973)	$18,040,712	$18,609	$18,059,321	$536,045

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
(dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,251,245	$1,570,319
Adjustments to reconcile net income to net cash provided by operating activities	139,553	528,744
Net Cash Provided By Operating Activities	1,390,798	2,099,063
INVESTING ACTIVITIES
Proceeds from sales, maturities, calls, and prepayments of fixed maturity securities	2,044,897	1,825,995
Cost of fixed maturity securities purchased	(2,255,599)	(2,703,340)
Proceeds from sales of equity securities	352,709	163,759
Cost of equity securities purchased	(298,615)	(290,362)
Net change in short-term investments	(690,176)	473,110
Additions to property and equipment	(188,129)	(143,774)
Acquisitions, net of cash acquired	(33,840)	(60,003)
Other	33,853	98,708
Net Cash Used By Investing Activities	(1,034,900)	(635,907)
FINANCING ACTIVITIES
Additions to senior long-term debt and other debt	1,021,170	712,075
Repayment of senior long-term debt and other debt	(964,996)	(761,385)
Repurchases of common stock	(685,316)	(344,014)
Dividends paid on preferred stock	—	(18,000)
Redemption of preferred stock	—	(600,000)
Purchase of noncontrolling interests	(73,753)	(61,777)
Other	(46,185)	(25,476)
Net Cash Used By Financing Activities	(749,080)	(1,098,577)
Effect of foreign currency rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(14,437)	60,076
Increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	(407,619)	424,655
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	4,603,302	4,192,248
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS AT END OF PERIOD	$4,195,683	$4,616,903

See accompanying notes to consolidated financial statements.

MARKEL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Markel Group Inc. (Markel Group) is a holding company comprised of a diverse group of businesses and investments with specialty insurance at its core. See note 2 for details regarding reportable segments.

a) Basis of Presentation. The consolidated balance sheet as of September 30, 2026 and the related consolidated statements of income and comprehensive income (loss) and changes in equity for the quarters and nine months ended September 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. In the opinion of management, all adjustments necessary for fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Interim results are not necessarily indicative of results of operations for the entire year. The consolidated balance sheet as of December 31, 2025 was derived from Markel Group's audited annual consolidated financial statements.

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

b) Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The standard requires disclosure of certain prescribed costs and expenses within the notes to consolidated financial statements. ASU No. 2024-03 becomes effective for the Company's 2027 Annual Report on Form 10-K. The standard only impacts required disclosures and will not impact the Company's financial position, results of operations, or cash flows. The Company will adopt the standard prospectively and is currently evaluating the impact of ASU No. 2024-03 on its disclosures.

2. Segment Reporting Disclosures

The Company has four reportable segments: Markel Insurance, Industrial, Financial, and Consumer and Other.

The Markel Insurance segment is the Company's core specialty insurance business, which is comprised of underwriting and other insurance-related activities. The Markel Insurance segment aligns with the business's network of insurance subsidiaries under the common leadership of the Markel Insurance chief executive officer. In August 2025, Markel Insurance sold the renewal rights for business written in its Global Reinsurance division, and the division entered into run-off. The Global Reinsurance division's gross premium volume in 2025 was $1.0 billion. As many of the contracts previously written within this division are multi-year agreements, the Company expects premiums to continue earning over the next two years and loss reserves are expected to take several additional years to run off. See note 11 for recent developments related to the run off of the Global Reinsurance division.

The Industrial segment consists of businesses that operate in the industrial sector. These businesses distribute building products, provide fire protection and life safety solutions, and manufacture a variety of products, including precast concrete, car hauler equipment, industrial bakery equipment, flooring for dry van trailers, dredges, and wall systems. Other businesses in the Industrial segment provide equipment rental services and erosion control and stormwater management services.

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

The Company's corporate operations, which are not an operating or reportable segment, are comprised of holding company activities, which include capital allocation, leadership support, and performing the responsibilities consistent with sound governance and required of a public company. The Company's corporate operations include activities at Markel Group Inc. and investments and loans to and from its operating businesses, which are held by other corporate subsidiaries. Historically, corporate expenses were fully allocated to the Company's segment results; however, beginning in the third quarter of 2025, the Company discontinued allocating corporate expenses that are not integral to operating its underlying businesses.

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

	Quarter Ended September 30, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$2,190,244	$—	$85,264	$—	$—	$2,275,508
Net investment income	233,569	—	10,803	—	13,743	258,115
Products revenues	—	486,465	—	180,284	—	666,749
Services and other revenues	20,095	695,137	85,965	116,025	40,609	957,831
Total operating revenues	2,443,908	1,181,602	182,032	296,309	54,352	4,158,203
Losses and loss adjustment expenses:
Current accident year - attritional	(1,273,767)	—	(42,803)	—	—	(1,316,570)
Current accident year - catastrophe (1)	(74,555)	—	—	—	—	(74,555)
Prior accident years	113,574	—	1,946	—	—	115,520
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(451,716)	—	(4,647)	—	—	(456,363)
Other underwriting expenses	(325,526)	—	(16,290)	—	—	(341,816)
Products expenses	—	(424,546)	—	(178,776)	—	(603,322)
Services and other expenses	(11,021)	(625,914)	(40,164)	(86,312)	(10,289)	(773,700)
Adjusted operating income	$420,897	$131,142	$80,074	$31,221	$44,063	$707,397
Net investment losses						(280,909)
Amortization of acquired intangible assets						(43,256)
Interest expense						(50,864)
Net foreign exchange gains						14,386
Income before income taxes						$346,754
(1)    Catastrophe current accident year losses and loss adjustment expenses were related to the Middle East conflict.

	Quarter Ended September 30, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment losses	$(215,268)	$—	$(10,118)	$—	$(55,523)	$(280,909)

	Quarter Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$2,127,648	$—	$78,125	$—	$—	$2,205,773
Net investment income	223,409	—	10,020	—	12,246	245,675
Products revenues	—	425,714	—	181,779	—	607,493
Services and other revenues	47,349	624,247	73,356	109,635	21,021	875,608
Total operating revenues	2,398,406	1,049,961	161,501	291,414	33,267	3,934,549
Losses and loss adjustment expenses:
Current accident year - attritional	(1,346,411)	—	(43,364)	—	—	(1,389,775)
Current accident year - catastrophe	4,315	—	—	—	—	4,315
Prior accident years	129,100	—	2,534	—	—	131,634
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(440,568)	—	(5,489)	—	—	(446,057)
Other underwriting expenses	(318,605)	—	(17,839)	—	—	(336,444)
Products expenses	—	(365,957)	—	(189,536)	—	(555,493)
Services and other expenses	2,238	(582,702)	(35,936)	(84,506)	(20,806)	(721,712)
Adjusted operating income	$428,475	$101,302	$61,407	$17,372	$12,461	$621,017
Net investment gains						432,886
Amortization of acquired intangible assets						(44,061)
Interest expense						(50,678)
Net foreign exchange gains						19,279
Income before income taxes						$978,443

	Quarter Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains	$389,438	$—	$—	$—	$43,448	$432,886

	Nine Months Ended September 30, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$6,151,944	$—	$244,228	$—	$—	$6,396,172
Net investment income	694,411	—	29,404	—	46,313	770,128
Products revenues	—	1,306,085	—	792,550	—	2,098,635
Services and other revenues	33,152	1,796,643	241,278	336,230	55,007	2,462,310
Total operating revenues	6,879,507	3,102,728	514,910	1,128,780	101,320	11,727,245
Losses and loss adjustment expenses:
Current accident year - attritional	(3,723,371)	—	(141,577)	—	—	(3,864,948)
Current accident year - catastrophe (1)	(150,566)	—	—	—	—	(150,566)
Prior accident years	387,073	—	(1,132)	—	—	385,941
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(1,272,787)	—	(17,082)	—	—	(1,289,869)
Other underwriting expenses	(929,671)	—	(54,278)	—	—	(983,949)
Products expenses	—	(1,165,677)	—	(678,533)	—	(1,844,210)
Services and other expenses	(23,308)	(1,681,189)	(333,502)	(257,125)	(43,256)	(2,338,380)
Adjusted operating income (loss)	$1,166,877	$255,862	$(32,661)	$193,122	$58,064	$1,641,264
Net investment gains						159,054
Amortization of acquired intangible assets						(130,070)
Interest expense						(154,140)
Net foreign exchange gains						79,041
Income before income taxes						$1,595,149
(1)    Catastrophe current accident year losses and loss adjustment expenses were related to the Middle East conflict.

	Nine Months Ended September 30, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains (losses)	$261,102	$—	$(9,749)	$—	$(92,299)	$159,054

	Nine Months Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate and eliminations	Consolidated
Earned premiums	$6,207,809	$—	$229,029	$—	$—	$6,436,838
Net investment income	638,654	—	28,578	—	45,547	712,779
Products revenues	—	1,219,532	—	796,010	—	2,015,542
Services and other revenues	58,252	1,675,718	255,227	312,416	38,496	2,340,109
Total operating revenues	6,904,715	2,895,250	512,834	1,108,426	84,043	11,505,268
Losses and loss adjustment expenses:
Current accident year - attritional	(3,977,735)	—	(122,701)	—	—	(4,100,436)
Current accident year - catastrophe	(56,562)	—	—	—	—	(56,562)
Prior accident years	356,871	—	3,602	—	—	360,473
Underwriting, acquisition, and insurance expenses:
Amortization of policy acquisition costs	(1,280,953)	—	(17,491)	—	—	(1,298,444)
Other underwriting expenses	(950,589)	—	(55,117)	—	—	(1,005,706)
Products expenses	—	(1,058,275)	—	(704,507)	—	(1,762,782)
Services and other expenses	(15,402)	(1,573,396)	(101,687)	(252,636)	(20,806)	(1,963,927)
Adjusted operating income	$980,345	$263,579	$219,440	$151,283	$63,237	$1,677,884
Net investment gains						864,038
Amortization of acquired intangible assets						(142,216)
Interest expense						(155,894)
Net foreign exchange losses						(245,263)
Income before income taxes						$1,998,549

	Nine Months Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Consolidated
Net investment gains	$745,816	$—	$—	$—	$118,222	$864,038

b) The chief operating decision maker also reviews capital expenditures attributable to the Industrial and Consumer and Other segments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Industrial	$67,870	$24,267	$114,884	$58,136
Consumer and Other	$13,843	$14,848	$39,932	$41,471

c) The following table reconciles segment assets to the Company's consolidated balance sheets.

(dollars in thousands)	September 30, 2026	December 31, 2025
Segment assets:
Markel Insurance	$45,424,421	$44,314,601
Industrial	4,191,123	3,965,449
Financial	17,139,760	14,444,426
Consumer and Other	1,768,921	1,783,183
Total segment assets	68,524,225	64,507,659
Corporate and eliminations	3,552,631	4,397,391
Total assets	$72,076,856	$68,905,050

3. Investments

a) The following tables summarize the Company's available-for-sale investments. Agency mortgage-backed securities include securities issued by U.S. government-sponsored enterprises and U.S. government agencies. The net unrealized holding gains (losses) in the tables below are presented before taxes.

	September 30, 2026
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,950,970	$288	$(158,604)	$5,792,654
U.S. government-sponsored enterprises	1,704,119	793	(122,563)	1,582,349
Obligations of states, municipalities, and political subdivisions	3,619,917	572	(244,861)	3,375,628
Foreign governments, agencies, and supranationals	3,542,488	25,387	(190,045)	3,377,830
Agency mortgage-backed securities	3,116,267	95	(166,613)	2,949,749
Non-agency mortgage-backed securities	44,236	—	(974)	43,262
Corporate and university bonds	204,892	39	(31,341)	173,590
Total fixed maturity securities	18,182,889	27,174	(915,001)	17,295,062
Short-term investments	2,771,422	2,791	(5,121)	2,769,092
Investments, available-for-sale	$20,954,311	$29,965	$(920,122)	$20,064,154

	December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Fixed maturity securities:
U.S. Treasury securities	$5,877,779	$63,769	$(13,641)	$5,927,907
U.S. government-sponsored enterprises	1,678,599	19,378	(57,743)	1,640,234
Obligations of states, municipalities, and political subdivisions	3,743,154	34,871	(105,557)	3,672,468
Foreign governments, agencies, and supranationals	3,359,014	89,595	(73,694)	3,374,915
Agency mortgage-backed securities	2,935,758	24,903	(59,541)	2,901,120
Non-agency mortgage-backed securities	66,296	—	(538)	65,758
Corporate and university bonds	235,318	368	(20,102)	215,584
Total fixed maturity securities	17,895,918	232,884	(330,816)	17,797,986
Short-term investments	2,029,650	4,632	(620)	2,033,662
Investments, available-for-sale	$19,925,568	$237,516	$(331,436)	$19,831,648

b) The following tables summarize gross unrealized investment losses on available-for-sale investments by the length of time that securities have continuously been in an unrealized loss position.

	September 30, 2026
	Less than 12 months		12 months or longer		Total
(dollars in thousands)	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses
Fixed maturity securities:
U.S. Treasury securities	$4,389,125	$(113,882)	$986,030	$(44,722)	$5,375,155	$(158,604)
U.S. government-sponsored enterprises	789,093	(32,862)	722,508	(89,701)	1,511,601	(122,563)
Obligations of states, municipalities, and political subdivisions	1,754,504	(83,762)	1,455,084	(161,099)	3,209,588	(244,861)
Foreign governments, agencies, and supranationals	1,491,510	(68,271)	1,038,467	(121,774)	2,529,977	(190,045)
Agency mortgage-backed securities	1,662,303	(78,033)	1,230,123	(88,580)	2,892,426	(166,613)
Non-agency mortgage-backed securities	5,760	(102)	37,502	(872)	43,262	(974)
Corporate and university bonds	6,626	(272)	164,275	(31,069)	170,901	(31,341)
Total fixed maturity securities	10,098,921	(377,184)	5,633,989	(537,817)	15,732,910	(915,001)
Short-term investments	2,537,436	(5,121)	—	—	2,537,436	(5,121)
Total	$12,636,357	$(382,305)	$5,633,989	$(537,817)	$18,270,346	$(920,122)

At September 30, 2026, the Company held 1,663 available-for-sale securities in an unrealized loss position with a total estimated fair value of $18.3 billion and gross unrealized losses of $920.1 million. Of these 1,663 securities, 716 securities had been in a continuous unrealized loss position for one year or longer and had a total estimated fair value of $5.6 billion and gross unrealized losses of $537.8 million.

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit loss, which is recorded as an allowance and recognized in net income. The allowance is limited to the difference between the fair value and the amortized cost of the security. Any remaining decline in fair value represents the non-credit portion of the impairment, which is recognized in other comprehensive income. The Company did not have an allowance for credit losses for any available-for-sale securities as of September 30, 2026 or December 31, 2025. As of September 30, 2026 and December 31, 2025, gross unrealized losses on available-for-sale securities were the result of declines in the fair value of the investments due to increases in interest rates, which are expected to reverse as the securities mature, and foreign currency movements related to available-for-sale securities denominated in a foreign currency.

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

c) The amortized cost and estimated fair value of fixed maturity securities at September 30, 2026 are shown below by contractual maturity.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,084,296	$2,083,791
Due after one year through five years	6,576,638	6,341,782
Due after five years through ten years	5,156,621	4,836,669
Due after ten years	1,204,831	1,039,809
	15,022,386	14,302,051
Mortgage-backed securities	3,160,503	2,993,011
Total fixed maturity securities	$18,182,889	$17,295,062

d) The following table presents the components of net investment income.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Interest:
Fixed maturity securities	$171,041	$155,645	$504,561	$444,819
Short-term investments	21,981	19,406	56,784	58,659
Cash and cash equivalents and restricted cash and cash equivalents	30,054	37,483	89,307	112,980
Dividends on equity securities	38,182	35,762	131,345	110,769
	261,258	248,296	781,997	727,227
Investment expenses	(3,143)	(2,621)	(11,869)	(14,448)
Net investment income	$258,115	$245,675	$770,128	$712,779

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Fixed maturity securities and short-term investments:
Net realized investment gains (losses)	$(523)	$4,695	$(1,413)	$(13,702)
Equity securities:
Change in fair value of securities sold during the period	(177)	(1,795)	20,750	1,345
Change in fair value of securities held at the end of the period	(280,209)	429,986	139,717	876,395
Total change in fair value	(280,386)	428,191	160,467	877,740
Net investment gains (losses)	$(280,909)	$432,886	$159,054	$864,038
Change in net unrealized losses on available-for-sale investments included in other comprehensive income (loss):
Fixed maturity securities	$(551,827)	$60,844	$(789,895)	$585,862
Short-term investments	1,411	(1,021)	(6,342)	9,517
Net increase (decrease)	$(550,416)	$59,823	$(796,237)	$595,379

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

The following tables present the balances of assets measured at fair value on a recurring basis by level within the fair value hierarchy.

	September 30, 2026
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,792,654	$—	$5,792,654
U.S. government-sponsored enterprises	—	1,582,349	—	1,582,349
Obligations of states, municipalities, and political subdivisions	—	3,375,628	—	3,375,628
Foreign governments, agencies, and supranationals	—	3,377,830	—	3,377,830
Agency mortgage-backed securities	—	2,949,749	—	2,949,749
Non-agency mortgage-backed securities	—	43,262	—	43,262
Corporate and university bonds	—	173,590	—	173,590
Total fixed maturity securities, available-for-sale	—	17,295,062	—	17,295,062
Equity securities:
Insurance, banks, and other financial institutions	4,937,280	—	—	4,937,280
Industrial, consumer, and all other	8,173,403	—	—	8,173,403
Total equity securities	13,110,683	—	—	13,110,683
Short-term investments, available-for-sale	2,547,949	221,143	—	2,769,092
Total investments	$15,658,632	$17,516,205	$—	$33,174,837

	December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Fixed maturity securities, available-for-sale:
U.S. Treasury securities	$—	$5,927,907	$—	$5,927,907
U.S. government-sponsored enterprises	—	1,640,234	—	1,640,234
Obligations of states, municipalities, and political subdivisions	—	3,672,468	—	3,672,468
Foreign governments, agencies, and supranationals	—	3,374,915	—	3,374,915
Agency mortgage-backed securities	—	2,901,120	—	2,901,120
Non-agency mortgage-backed securities	—	65,758	—	65,758
Corporate and university bonds	—	215,584	—	215,584
Total fixed maturity securities, available-for-sale	—	17,797,986	—	17,797,986
Equity securities:
Insurance, banks, and other financial institutions	5,441,617	—	—	5,441,617
Industrial, consumer, and all other	7,562,695	—	—	7,562,695
Total equity securities	13,004,312	—	—	13,004,312
Short-term investments, available-for-sale	1,843,163	190,499	—	2,033,662
Total investments	$14,847,475	$17,988,485	$—	$32,835,960

The Company did not have any assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2026 and 2025.

5. Products, Services, and Other Revenues

The following tables present revenues from contracts with customers by type, all of which are included in products revenues and services and other revenues in the consolidated statements of income and comprehensive income (loss), along with a reconciliation to the total of products revenues and services and other revenues.

	Quarter Ended September 30, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$478,881	$—	$180,048	$—	$658,929
Services	3,136	651,348	75	97,555	—	752,114
Management fees	—	—	42,198	—	—	42,198
Total revenues from contracts with customers	3,136	1,130,229	42,273	277,603	—	1,453,241
Leasing revenues	—	51,085	—	17,835	—	68,920
Fronting fees	12,539	—	40,966	—	—	53,505
Equity method and other investments income	6,997	—	2,726	—	21,603	31,326
Other	(2,577)	288	—	871	19,006	17,588
Total products, services, and other revenues	$20,095	$1,181,602	$85,965	$296,309	$40,609	$1,624,580

	Quarter Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$417,986	$—	$181,628	$—	$599,614
Services	1,199	588,148	441	91,598	—	681,386
Management fees	—	—	30,340	—	—	30,340
Total revenues from contracts with customers	1,199	1,006,134	30,781	273,226	—	1,311,340
Leasing revenues	—	43,218	—	16,938	—	60,156
Fronting fees	29,026	—	41,047	—	—	70,073
Equity method and other investments income	12,373	—	1,528	—	21,021	34,922
Other	4,751	609	—	1,250	—	6,610
Total products, services, and other revenues	$47,349	$1,049,961	$73,356	$291,414	$21,021	$1,483,101

	Nine Months Ended September 30, 2026
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$1,282,831	$—	$792,096	$—	$2,074,927
Services	6,259	1,693,728	445	280,475	—	1,980,907
Management fees	—	—	121,410	—	—	121,410
Total revenues from contracts with customers	6,259	2,976,559	121,855	1,072,571	—	4,177,244
Leasing revenues	—	124,254	—	53,286	—	177,540
Fronting fees	27,058	—	124,592	—	—	151,650
Equity method and other investments income (loss)	7,522	—	(5,169)	—	36,001	38,354
Other	(7,687)	1,915	—	2,923	19,006	16,157
Total products, services, and other revenues	$33,152	$3,102,728	$241,278	$1,128,780	$55,007	$4,560,945

	Nine Months Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Industrial	Financial	Consumer and Other	Corporate	Total
Products	$—	$1,197,798	$—	$795,614	$—	$1,993,412
Services	4,748	1,578,137	1,160	258,732	—	1,842,777
Management fees	—	—	85,790	—	—	85,790
Total revenues from contracts with customers	4,748	2,775,935	86,950	1,054,346	—	3,921,979
Leasing revenues	—	117,788	—	50,916	—	168,704
Fronting fees	37,958	—	121,576	—	—	159,534
Equity method and other investments income	10,515	350	46,701	—	38,496	96,062
Other	5,031	1,177	—	3,164	—	9,372
Total products, services, and other revenues	$58,252	$2,895,250	$255,227	$1,108,426	$38,496	$4,355,651

Receivables from contracts with customers, net of allowances for credit losses, were $782.3 million and $692.4 million as of September 30, 2026 and December 31, 2025, respectively.

6. Unpaid Losses and Loss Adjustment Expenses

The following table presents a reconciliation of consolidated beginning and ending reserves for losses and loss adjustment expenses.

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Gross reserves for losses and loss adjustment expenses, beginning of year	$30,857,453	$26,633,094
Reinsurance recoverables on unpaid losses, beginning of year	14,150,484	11,120,367
Net reserves for losses and loss adjustment expenses, beginning of year	16,706,969	15,512,727
Effect of foreign currency rate changes on beginning of year balance	(40,017)	160,363
Adjusted net reserves for losses and loss adjustment expenses, beginning of year	16,666,952	15,673,090
Incurred losses and loss adjustment expenses:
Current accident year	4,015,514	4,156,998
Prior accident years	(385,941)	(360,473)
Total incurred losses and loss adjustment expenses	3,629,573	3,796,525
Payments:
Current accident year	465,274	444,603
Prior accident years	3,006,278	2,640,264
Total payments	3,471,552	3,084,867
Effect of foreign currency rate changes on current year activity	(3,206)	900
Provision for expected credit losses within fronting operations (see note 7)	205,346	—
Retroactive reinsurance transaction with Hagerty Re	(62,202)	—
Change in net reserves for losses and loss adjustment expenses of Markel CATCo Re	—	(2,005)
Commutation of ceded reinsurance contracts	—	312,244
Net reserves for losses and loss adjustment expenses, end of period	16,964,911	16,695,887
Reinsurance recoverables on unpaid losses, end of period	16,895,016	12,442,082
Gross reserves for losses and loss adjustment expenses, end of period	$33,859,927	$29,137,969

For the nine months ended September 30, 2026, current accident year losses and loss adjustment expenses included $150.6 million of net losses and loss adjustment expenses related to the regional military conflict that emerged in the Middle East following U.S. and Israeli airstrikes on Iran in February 2026. These losses and loss adjustment expenses were net of ceded losses of $270.2 million. Losses and loss adjustment expenses from the Middle East conflict were primarily attributed to marine war, terrorism, and energy coverages written by the International division within the Markel Insurance segment.

Estimates for incurred losses related to the Middle East conflict represent the Company's best estimate as of September 30, 2026 based upon information currently available. The Company's gross and ceded estimates for these losses are based on known losses and reported claims, as well as an analysis of the Company's ceded reinsurance contracts. These estimates include various assumptions about the nature and extent of such losses, which, in many instances, have been difficult to verify, as well as assumptions about event definitions, attachment points, and reinsurance coverage. Due to the inherent uncertainty associated with the assumptions surrounding the Middle East conflict, these estimates are subject to a wide range of variability.

While the Company believes the reserves for losses and loss adjustment expenses for the Middle East conflict as of September 30, 2026 are adequate based on information currently available, the Company continues to closely monitor reported claims, ceded reinsurance contract attachment, government actions, and areas impacted by the conflict and may adjust its loss estimates as new information becomes available. Additionally, as the Middle East conflict is ongoing, additional losses may be incurred in subsequent periods. Any such adjustments or additional losses may be material to the Company's results of operations, financial condition, and cash flows.

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

For the nine months ended September 30, 2026, losses and loss adjustment expenses included $385.9 million of favorable development on prior years loss reserves, which included $408.1 million of net favorable development on the Company's property, workers' compensation, marine and energy, professional liability, credit and surety, and general liability insurance product lines within its Markel Insurance segment. Favorable development on the Markel Insurance segment's prior years loss reserves was net of adverse development on professional liability and general liability product lines within its Global Reinsurance division.

For the nine months ended September 30, 2025, current accident year losses and loss adjustment expenses included $56.6 million of net losses and loss adjustment expenses attributed to the series of wildfires that occurred in southern California in January 2025.

For the nine months ended September 30, 2025, losses and loss adjustment expenses included $360.5 million of favorable development on prior years loss reserves, which included $364.5 million of net favorable development on the Company's marine and energy, general liability, property, programs, and workers' compensation insurance product lines within its Markel Insurance segment. Favorable development on the Markel Insurance segment's prior years loss reserves was net of $142.3 million of adverse development on run-off risk-managed directors and officers product lines and adverse development on general liability product lines within the Markel Insurance segment's Global Reinsurance division.

In July 2025, the Company commuted a portfolio of ceded reinsurance contracts with certain Nephila Reinsurers consisting of property catastrophe and brokerage property exposures for policy years 2023 and prior. Gross and ceded reserves for losses and loss adjustment expenses on the commuted contracts totaled $312.2 million and resulted in cash payments of $292.6 million.

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

(dollars in thousands)	September 30, 2026	December 31, 2025
Fronting	$206,801	$1,454
Underwriting	27,895	16,668
Consolidated	$234,696	$18,122

For the nine months ended September 30, 2026, the change in the allowance for expected credit losses included a $205.3 million provision for expected credit losses related to the Company's program services fronting operations within the Company's Financial segment. This provision related to one capacity provider that is currently in bankruptcy. As of December 31, 2025, the Company held collateral from this capacity provider in excess of the related reinsurance recoverables.

In the second quarter of 2026, the Company completed an actuarial reserve assessment on the programs in which this capacity provider participated, which included a third-party actuarial reserve study. Based on the loss trends observed in this analysis, the Company increased its gross and ceded losses related to programs with this capacity provider, with the related reserves reflecting a level consistent with the Company's more likely redundant than deficient loss reserving philosophy. The Company does not expect to be able to obtain additional collateral from the capacity provider to secure the related increase in reinsurance recoverables. As a result, the Company recognized a $205.3 million provision for expected credit losses as an allowance for the uncollateralized reinsurance recoverables. The Company will revise its allowance for expected credit losses to reflect any changes in its expectations in subsequent periods.

There were no other material changes in the Company's credit risk exposures within its program services fronting operations during the nine months ended September 30, 2026. Additionally, there were no material changes in the Company's credit risk exposures within its underwriting operations.

b) The following tables summarize the effect of reinsurance and retrocessional reinsurance on premiums written and earned. Fronting premiums are attributable to business written on behalf of third-party capacity providers, substantially all of which are ceded.

	Quarter Ended September 30,
	2026				2025
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$2,372,205	$200,863	$(333,095)	$2,239,973	$2,420,107	$382,313	$(563,681)	$2,238,739
Earned	$2,367,480	$334,950	$(428,557)	$2,273,873	$2,275,753	$453,405	$(522,939)	$2,206,219
Fronting:
Written	1,037,946	379,371	(1,417,202)	115	704,379	352,094	(1,057,016)	(543)
Earned	954,559	831,301	(1,784,225)	1,635	843,146	1,112,200	(1,955,792)	(446)
Consolidated:
Written	$3,410,151	$580,234	$(1,750,297)	$2,240,088	$3,124,486	$734,407	$(1,620,697)	$2,238,196
Earned	$3,322,039	$1,166,251	$(2,212,782)	$2,275,508	$3,118,899	$1,565,605	$(2,478,731)	$2,205,773

	Nine Months Ended September 30,
	2026				2025
(dollars in thousands)	Direct	Assumed	Ceded	Net Premiums	Direct	Assumed	Ceded	Net Premiums
Underwriting:
Written	$6,724,591	$604,775	$(1,120,859)	$6,208,507	$6,970,879	$1,583,225	$(1,761,973)	$6,792,131
Earned	$6,918,925	$1,000,231	$(1,524,734)	$6,394,422	$6,681,520	$1,342,521	$(1,587,018)	$6,437,023
Fronting:
Written	3,101,000	1,917,215	(5,017,932)	283	2,299,790	2,367,720	(4,667,803)	(293)
Earned	2,545,816	1,695,266	(4,239,332)	1,750	2,414,888	1,673,636	(4,088,709)	(185)
Consolidated:
Written	$9,825,591	$2,521,990	$(6,138,791)	$6,208,790	$9,270,669	$3,950,945	$(6,429,776)	$6,791,838
Earned	$9,464,741	$2,695,497	$(5,764,066)	$6,396,172	$9,096,408	$3,016,157	$(5,675,727)	$6,436,838

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Underwriting:
Ceded earned premiums to gross earned premiums	16%	19%	19%	20%
Assumed earned premiums to net earned premiums	15%	21%	16%	21%
Consolidated:
Ceded earned premiums to gross earned premiums	49%	53%	47%	47%
Assumed earned premiums to net earned premiums	51%	71%	42%	47%

c) The following table summarizes the effect of reinsurance and retrocessional reinsurance on losses and loss adjustment expenses in the Company's underwriting operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Gross losses and loss adjustment expenses	$1,559,875	$1,566,985	$4,880,804	$4,900,250
Ceded losses and loss adjustment expenses	(283,906)	(313,061)	(1,250,819)	(1,103,552)
Net losses and loss adjustment expenses	$1,275,969	$1,253,924	$3,629,985	$3,796,698

Substantially all of the incurred losses and loss adjustment expenses related to the Company's fronted premiums were ceded. These gross losses totaled $2.1 billion and $4.2 billion for the quarter and nine months ended September 30, 2026, respectively, and $1.2 billion and $3.4 billion for the quarter and nine months ended September 30, 2025, respectively.

8. Related Party Transactions

The Company engages in certain related party transactions in the normal course of business at arm's length.

Nephila

Fund Management

The Company provides investment and insurance management services through Nephila Holdings Ltd. (together with its subsidiaries, Nephila). Nephila serves as the investment manager to several Bermuda-based private funds (the Nephila Funds). To provide access for the Nephila Funds to a variety of insurance-linked securities in the property catastrophe, climate, and specialty insurance markets, Nephila also acts as an insurance manager to certain Bermuda-licensed reinsurers and as the managing agent to Lloyd's Syndicates 2357, 2358, and 2359 (collectively, the Nephila Reinsurers). Neither the Nephila Funds nor the Nephila Reinsurers are consolidated by the Company. Nephila receives management fees for investment and insurance management services based on either the net asset value of the accounts managed or gross premium volume for the underlying risks to which the investors subscribed. For certain funds, Nephila may also receive performance fees based on their annual performance.

For the quarter and nine months ended September 30, 2026, total fund management revenues attributed to unconsolidated entities managed by Nephila were $42.2 million and $120.3 million, respectively. For the quarter and nine months ended September 30, 2025, total fund management revenues attributed to unconsolidated entities managed by Nephila were $30.3 million and $85.0 million, respectively.

Fronting

The Company's fronting activities include programs with the Nephila Reinsurers through which the Company writes insurance policies that are fully ceded to the Nephila Reinsurers in exchange for fronting fees. Through these programs, which are primarily provided by Markel Insurance, Nephila utilizes certain of the Company's licensed insurance companies to write a portion of its portfolio of U.S. catastrophe-exposed property and specialty risks. Gross premiums written through these programs that were ceded to the Nephila Reinsurers were $58.5 million and $1.1 billion for the quarter and nine months ended September 30, 2026, respectively. Gross premiums written through these programs that were ceded to the Nephila Reinsurers were $162.9 million and $1.8 billion for the quarter and nine months ended September 30, 2025, respectively.

As of September 30, 2026 and December 31, 2025, reinsurance recoverables on the consolidated balance sheets included $187.2 million and $496.0 million, respectively, due from the Nephila Reinsurers. Under its programs with the Nephila Reinsurers, the Company bears underwriting risk for annual aggregate agreement year losses in excess of a limit the Company believes is unlikely to be exceeded. To the extent losses under these programs exceed the prescribed limits, the Company is obligated to pay such losses to the cedents without recourse to the Nephila Reinsurers. While the Company believes losses under these programs are unlikely, those losses, if incurred, could be material to the Company's consolidated results of operations and financial condition.

In order for the Nephila Reinsurers to obtain reinsurance protection for a portion of their exposures, the Company also fronted ceded reinsurance contracts, primarily in the form of industry loss warranties, for the Nephila Reinsurers. Through this arrangement, the underlying risk of the Nephila Reinsurers was retroceded back to the Company and then fully ceded to third-party reinsurers. For the quarter and nine months ended September 30, 2026, the Company's gross written premiums from the Nephila Reinsurers under this fronting program were $18.8 million and $36.8 million, respectively, all of which were ceded to third parties. For the quarter and nine months ended September 30, 2025, the Company's gross written premiums from the Nephila Reinsurers under this fronting program were $7.0 million and $81.5 million, respectively, all of which were ceded to third parties.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Gross written premiums attributable to Hagerty	$319,988	$284,630	$918,125	$808,663
Premiums ceded to Hagerty Re	$308,242	$219,309	$880,483	$623,453

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

As of September 30, 2026 and December 31, 2025, reinsurance recoverables on the consolidated balance sheets included $298.7 million and $317.1 million, respectively, due from Hagerty Re.

9. Shareholders' Equity

a) The Company has 50,000,000 shares of no par value common stock authorized. The following table presents a rollforward of changes in common shares issued and outstanding.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in ones)	2026	2025	2026	2025
Issued and outstanding common shares, beginning of period	12,409,491	12,654,180	12,589,631	12,790,117
Issuance of common shares	8,204	2,844	17,307	6,508
Repurchase of common shares	(168,019)	(36,512)	(357,262)	(176,113)
Issued and outstanding common shares, end of period	12,249,676	12,620,512	12,249,676	12,620,512

b) The Company has 10,000,000 shares of no par value preferred stock authorized, none of which were issued or outstanding at September 30, 2026 and December 31, 2025. In the second quarter of 2025, the Company redeemed in full its outstanding 600,000 6.00% Fixed-Rate Reset Non-Cumulative Series A preferred shares for $1,000 per share, for an aggregate value of $600.0 million, which included $8.1 million of redemption premiums. The Company declared and paid dividends on outstanding preferred shares of $18.0 million, or $30 per share, in the second quarter of 2025.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income to common shareholders	$259,255	$751,336	$1,215,805	$1,504,089
Adjustment and purchase of redeemable noncontrolling interests	(33,347)	(4,653)	(60,648)	29,989
Adjusted net income to common shareholders	$225,908	$746,683	$1,155,157	$1,534,078

Weighted average basic common shares outstanding	12,405	12,562	12,527	12,687
Weighted average dilutive potential common shares from restricted stock units and restricted stock	42	40	43	33
Weighted average diluted common shares outstanding	12,447	12,602	12,570	12,720
Basic net income per common share	$18.21	$59.44	$92.21	$120.92
Diluted net income per common share	$18.15	$59.25	$91.90	$120.60

10. Contingencies

Contingencies arise in the normal course of the Company's operations and are not expected to have a material impact on the Company's financial condition or results of operations.

11. Subsequent Event

On October 27, 2026, Markel Insurance entered into an adverse development cover reinsurance agreement with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited (Enstar), covering a portfolio that includes the run-off Global Reinsurance business and certain exited lines within its insurance operations. The transaction is subject to regulatory approvals and other customary conditions and is expected to close in the fourth quarter of 2026.

The reinsurance agreement is effective as of April 1, 2026 and includes subject reserves of $4.8 billion. Markel Insurance will retain the first $2.6 billion of reserves and retrocede the next $2.3 billion to Enstar in exchange for a corresponding transfer of assets. The agreement also provides adverse loss development coverage of $1.2 billion above the $4.8 billion of subject reserves in exchange for payment of a risk premium of $120 million.

Subject reserves include 2025 and prior underwriting years of business written within the Global Reinsurance division and the exited risk-managed professional liability, architects and engineers, and certain other run-off product lines within the U.S. Wholesale and Specialty and Programs and Solutions divisions. Markel Insurance will maintain claims control for the covered reserves subject to certain administrative rights of Enstar.

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

Results of Operations

The following table presents operating revenues by segment.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Markel Insurance	$2,443,908	$2,398,406	$6,879,507	$6,904,715
Industrial	1,181,602	1,049,961	3,102,728	2,895,250
Financial	182,032	161,501	514,910	512,834
Consumer and Other	296,309	291,414	1,128,780	1,108,426
Corporate and eliminations	54,352	33,267	101,320	84,043
Total operating revenues	$4,158,203	$3,934,549	$11,727,245	$11,505,268

The following table presents consolidated operating income and a reconciliation to consolidated adjusted operating income, as well as adjusted operating income by segment. Consolidated adjusted operating income is a non-GAAP measure. See "Non-GAAP Financial Measures" for additional details.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Operating income	$383,232	$1,009,842	$1,670,248	$2,399,706
Add: Amortization of acquired intangible assets	43,256	44,061	130,070	142,216
Less: Net investment gains (losses)	(280,909)	432,886	159,054	864,038
Adjusted operating income	$707,397	$621,017	$1,641,264	$1,677,884

Markel Insurance	$420,897	$428,475	$1,166,877	$980,345
Industrial	131,142	101,302	255,862	263,579
Financial	80,074	61,407	(32,661)	219,440
Consumer and Other	31,221	17,372	193,122	151,283
Corporate and eliminations	44,063	12,461	58,064	63,237
Adjusted operating income	$707,397	$621,017	$1,641,264	$1,677,884

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

The following table presents the components of comprehensive income (loss) to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Operating income	$383,232	$1,009,842	$1,670,248	$2,399,706
Interest expense	(50,864)	(50,678)	(154,140)	(155,894)
Net foreign exchange gains (losses)	14,386	19,279	79,041	(245,263)
Income tax expense	(76,617)	(214,656)	(343,904)	(428,230)
Net income attributable to noncontrolling interests	(10,882)	(12,451)	(35,440)	(40,121)
Net income to shareholders	259,255	751,336	1,215,805	1,530,198
Preferred stock dividends and redemption premiums	—	—	—	(26,109)
Net income to common shareholders	259,255	751,336	1,215,805	1,504,089
Other comprehensive income (loss) to shareholders	(415,589)	41,790	(611,244)	478,109
Comprehensive income (loss) to shareholders	$(156,334)	$793,126	$604,561	$2,008,307

Markel Insurance

Markel Insurance is our core specialty insurance business comprised of empowered local leaders underwriting hard-to-place risks across the globe in service of their customers' needs. Markel Insurance generates income primarily through its core underwriting activities and by investing the capital held by its underwriting subsidiaries, as well as through other insurance-related activities, which includes fronting and strategic minority investments. Markel Insurance is primarily comprised of its U.S. Wholesale and Specialty, Programs and Solutions, International, and Global Reinsurance divisions. Markel Insurance also includes the run-off of the discontinued intellectual property collateral protection insurance product line, life and annuity reinsurance business, and certain asbestos and environmental exposures, none of which is managed through its divisions.

We measure the operating performance of our Markel Insurance segment by its operating revenues and adjusted operating income, which represents operating income before net investment gains and amortization of acquired intangible assets. The following table summarizes the results of operations for our Markel Insurance segment.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Earned premiums	$2,190,244	$2,127,648	$6,151,944	$6,207,809
Net investment income	233,569	223,409	694,411	638,654
Services and other revenues	20,095	47,349	33,152	58,252
Operating revenues	$2,443,908	$2,398,406	$6,879,507	$6,904,715
Losses and loss adjustment expenses	(1,234,748)	(1,212,996)	(3,486,864)	(3,677,426)
Underwriting, acquisition, and insurance expenses	(777,242)	(759,173)	(2,202,458)	(2,231,542)
Services and other expenses	(11,021)	2,238	(23,308)	(15,402)
Adjusted operating income	$420,897	$428,475	$1,166,877	$980,345

Combined ratio	92%	93%	92%	95%

The 19% increase in adjusted operating income for the nine months ended September 30, 2026 was driven by higher underwriting profits and net investment income. For further details of Markel Insurance's investment performance, see "Consolidated Investment Results."

Recent Developments

Middle East Conflict

In February 2026, a regional military conflict emerged in the Middle East following U.S. and Israeli airstrikes on Iran. The following table summarizes the impact of losses attributed to the Middle East conflict on the Markel Insurance segment combined ratio. Our losses and loss adjustment expenses from the Middle East conflict were primarily attributed to marine war, terrorism, and energy coverages written by the International division.

(dollars in thousands)	Quarter Ended September 30, 2026	Nine Months Ended September 30, 2026
Gross losses and loss adjustment expenses	$196,183	$420,795
Ceded losses and loss adjustment expenses	(121,628)	(270,229)
Net losses and loss adjustment expenses	$74,555	$150,566
Impact on combined ratio	3.4%	2.4%

Both the gross and net loss estimates related to the Middle East conflict represent our best estimate as of September 30, 2026 based upon information currently available. Our estimates for these losses are based on known losses and reported claims, as well as an analysis of our ceded reinsurance contracts. These estimates include various assumptions about the nature and extent of such losses, which, in many instances, have been difficult to verify, as well as assumptions about event definitions, attachment points, and reinsurance coverage. Due to the inherent uncertainty associated with the assumptions surrounding the Middle East conflict, these estimates are subject to a wide range of variability.

While we believe our reserves for losses and loss adjustment expenses related to the Middle East conflict as of September 30, 2026 are adequate based on information currently available, we continue to closely monitor reported claims, ceded reinsurance contract attachment, government actions, and areas impacted by the conflict and may adjust our loss estimates as new information becomes available. Additionally, as the Middle East conflict is ongoing, additional losses may be incurred in subsequent periods. Any such adjustments or additional losses may be material to our results of operations, financial condition, and cash flows. See Part II Item 1A Risk Factors for additional information on the risks and uncertainties associated with this event.

Covering these types of risks is core to our expertise as a global specialty insurer, and we continue to underwrite risks in this region on a case by case basis. Furthermore, our marine war coverages allow for the re-rating of in-force premium on contracts at risk during the escalated risk environment. We have recognized significant additional gross written premiums for these coverages, commonly referred to as breach premiums, as a result of the Middle East conflict. See "Premiums" for additional details.

Hagerty

Effective January 1, 2026, Markel Insurance's business with Hagerty, Inc. (Hagerty) transitioned to a fronting arrangement, whereby Markel Insurance receives a fronting fee for writing business on behalf of Hagerty and ceding it to Hagerty Reinsurance Limited (Hagerty Re). Prior to transitioning to a fronting arrangement, the majority of our business with Hagerty was ceded to Hagerty Re. For the quarter and nine months ended September 30, 2026, fronting gross premium volume attributed to Hagerty was $320.0 million and $918.1 million, respectively, all of which was ceded. For the quarter and nine months ended September 30, 2025, underwriting gross premium volume attributed to Hagerty was $284.6 million and $808.7 million, respectively, of which $219.3 million and $623.5 million, respectively, was ceded to Hagerty Re. In connection with the transition, we also entered into agreements with Hagerty Re to reinsure our retained exposures on business written on behalf of Hagerty prior to January 1, 2026. Net losses and loss adjustment expenses and unearned premiums on these ceded policies totaled $62.2 million and $92.5 million, respectively, as of December 31, 2025.

Global Reinsurance

In August 2025, Markel Insurance sold the renewal rights for business written in its Global Reinsurance division, and the division entered into run-off. Gross premium volume attributed to the Global Reinsurance division for the quarter and nine months ended September 30, 2025 was $166.8 million and $1.1 billion, respectively. As many of the contracts previously written within this division were multi-year agreements, we expect premiums to continue earning over the next two years and loss reserves to take several additional years to run off. Effective January 1, 2026, we reinsured the international marine and energy reinsurance business that was still on-risk, comprising $54.8 million of unearned premiums as of December 31, 2025.

Gross premium volume in 2026 includes premiums attributed to contracts signed prior to the division being placed into run-off and changes in our estimate of ultimate premium volumes from in-force contracts. Additionally, gross premium volume in 2026 includes premiums on certain international reinsurance deals that are being fronted as part of the transition of the renewal rights. The Global Reinsurance division underwriting losses were $54.3 million and $106.5 million for the quarter and nine months ended September 30, 2026, respectively, which had a three point and two point unfavorable impact on the quarter-to-date and year-to-date Markel Insurance segment combined ratios, respectively. The Global Reinsurance division underwriting losses in 2026 were driven by adverse development on our professional liability product lines.

Adverse Development Cover Reinsurance Agreement

On October 27, 2026, Markel Insurance entered into an adverse development cover reinsurance agreement with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited (Enstar), covering a portfolio that includes the run-off Global Reinsurance business and certain exited lines within its insurance operations. The transaction is subject to regulatory approvals and other customary conditions and is expected to close in the fourth quarter of 2026.

The reinsurance agreement is effective as of April 1, 2026 and includes subject reserves of $4.8 billion. Markel Insurance will retain the first $2.6 billion of reserves and retrocede the next $2.3 billion to Enstar in exchange for a corresponding transfer of assets. The agreement also provides adverse loss development coverage of $1.2 billion above the $4.8 billion of subject reserves in exchange for payment of a risk premium of $120 million. The adverse development cover provided through the transaction reduces the level of prudency management requires in its best estimate of ultimate losses; therefore, management expects the net impacts of the transaction to have an immaterial impact on underwriting results in the fourth quarter.

Subject reserves include 2025 and prior underwriting years of business written within the Global Reinsurance division and the exited risk-managed professional liability, architects and engineers, and certain other run-off product lines within the U.S. Wholesale and Specialty and Programs and Solutions divisions. Markel Insurance will maintain claims control for the covered reserves subject to certain administrative rights of Enstar.

The following table summarizes the results of Markel Insurance's underwriting and other insurance-related activities.

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Gross premium volume	$2,905,290	$2,887,111	1%	$9,377,401	$10,161,134	(8)%
Underwriting	$2,486,250	$2,720,406	(9)%	$7,088,913	$8,322,635	(15)%
Adjusted underwriting (1)	$2,482,498	$2,269,006	9%	$7,077,809	$6,448,598	10%
Fronting	$419,040	$166,705	151%	$2,288,488	$1,838,499	24%

Net written premiums	$2,153,155	$2,156,725	0%	$5,968,053	$6,560,656	(9)%
Earned premiums	$2,190,244	$2,127,648	3%	$6,151,944	$6,207,809	(1)%
Underwriting profit	$178,254	$155,479	15%	$462,622	$298,841	55%
Services and other income	$3,691	$44,432	(92)%	$7,349	$37,689	(81)%

Underwriting Ratios (2)			Point Change			Point Change
Loss ratio
Current accident year loss ratio	61.6%	63.1%	(1.5)	63.0%	65.0%	(2.0)
Prior accident years loss ratio	(5.2)%	(6.1)%	0.9	(6.3)%	(5.7)%	(0.6)
Loss ratio	56.4%	57.0%	(0.6)	56.7%	59.2%	(2.5)
Expense ratio	35.5%	35.7%	(0.2)	35.8%	35.9%	(0.1)
Combined ratio	91.9%	92.7%	(0.8)	92.5%	95.2%	(2.7)

Current accident year loss ratio catastrophe impact (3)	3.4%	(0.2)%	3.6	2.4%	0.9%	1.5

Current accident year loss ratio, excluding catastrophe impact (1)	58.2%	63.3%	(5.1)	60.5%	64.1%	(3.6)
Combined ratio, excluding current accident year catastrophe impact (1)	88.5%	92.9%	(4.4)	90.0%	94.3%	(4.3)
(1)    This metric is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.
(2)    Amounts may not reconcile due to rounding.
(3)    The point impact of catastrophes is calculated as the associated net losses and loss adjustment expenses divided by total earned premiums. For the quarter and nine months ended September 30, 2026, current accident year losses and loss adjustment expenses attributed to catastrophes were related to the Middle East conflict.

Premiums

Underwriting

The decrease in underwriting gross premium volume in our Markel Insurance segment for the quarter and nine months ended September 30, 2026 was driven by the changes to our Global Reinsurance division and Hagerty relationship, as previously discussed. For the quarter and nine months ended September 30, 2026, adjusted underwriting gross premium volume, which excludes premiums attributed to the Global Reinsurance division and Hagerty in both periods, increased 9% and 10%, respectively. The increases in both periods were driven by significant increases on our international marine and energy product lines, as well as growth within our international professional liability product lines, partially offset by lower premiums on our U.S. general liability and property product lines. Adjusted underwriting gross premium volume growth is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.

The significant increase in premium volume within our international marine and energy product line was primarily attributable to breach premiums for our marine war coverages impacted by the Middle East conflict and the Russia-Ukraine conflict, as well as additional growth from new business. For the quarter and nine months ended September 30, 2026, we recognized $164.1 million and $199.1 million, respectively, in additional gross written premiums for these coverages compared to $19.5 million and $59.0 million for the quarter and nine months ended September 30, 2025, respectively.

Fronting

The increase in fronting gross premium volume for the quarter and nine months ended September 30, 2026 was attributable to the change in our Hagerty relationship to a fronting arrangement and the fronted premiums within our Global Reinsurance division, as previously discussed, partially offset by lower premiums on our property catastrophe programs with Nephila period-over-period. For the quarter ended September 30, 2026, fronting gross premium volume consisted of $77.6 million, $320.0 million, and $21.5 million attributable to Nephila, Hagerty, and Global Reinsurance, respectively. For the nine months ended September 30, 2026, fronting gross premium volume consisted of $1.1 billion, $918.1 million, and $252.6 million attributable to Nephila, Hagerty, and Global Reinsurance, respectively. For the quarter and nine months ended September 30, 2025, fronting gross premium volume was fully attributable to Nephila.

Rate Discussion

Rates in the aggregate across our diversified global product portfolio remained relatively flat through the first nine months of 2026 with various offsetting rate increases and decreases across different product lines. Product lines achieving the most notable rate increases include our U.S. excess casualty and umbrella, primary casualty, management liability, and personal lines product lines. Product lines with notable rate decreases include our U.S. property product lines and our international cyber, professional liability, and energy product lines. While we are seeing rate decreases across several lines within our international portfolio due to the high level of recent profitability, we continue to achieve adequate rates for these product lines. Within our U.S. property product lines, we continue to see a softening market with overall rate decreases due to the low level of natural catastrophe losses in recent years.

We examine each of our product classes regularly by evaluating pricing and exposure, underwriting terms and conditions, deal structure, including limits and attachment points, and our expectations around loss cost trends, among other things. We target premium growth only in product lines where we are confident in the levels of rate adequacy.

Net Retention

Net retention of underwriting gross premium volume for the quarters ended September 30, 2026 and 2025 was 87% and 79%, respectively. Net retention of underwriting gross premium volume for the nine months ended September 30, 2026 and 2025 was 84% and 79%, respectively.

The increase in net retention for both the quarter and nine months ended September 30, 2026 was primarily driven by the impact of our Hagerty business transitioning to a fronting arrangement in 2026, which we ceded at approximately 80% in 2025. For the nine months ended September 30, 2026, the increase in net retention was partially offset by the impact of the ceded written premiums within our Global Reinsurance division and with our Hagerty business related to previously written business that was reinsured during the first quarter of 2026, as previously discussed.

Within our underwriting operations, we purchase reinsurance and retrocessional reinsurance to manage our net retention on individual risks and overall exposure to losses and to enable us to write policies with sufficient limits to meet policyholder needs.

Earned

For the quarter ended September 30, 2026, the increase in earned premiums was primarily due to breach premiums related to the Middle East conflict, which cover shorter policy terms than typical policies, partially offset by the impact of the changes in gross premium volume in recent periods, as previously discussed. For the nine months ended September 30, 2026, the decrease in earned premiums was primarily due to the impact of the changes in gross premium volume in recent periods, as previously discussed.

Combined Ratio

Quarter-to-Date

Underwriting results for the quarter ended September 30, 2026 included $74.6 million, or three points on the combined ratio, of net losses and loss adjustment expenses related to the Middle East conflict. Underwriting results for the quarter ended September 30, 2025 included a $4.3 million reduction of our estimate of losses attributable to the series of wildfires that occurred in southern California in January 2025 (California Wildfires). Excluding losses attributed to catastrophes, the decrease in the Markel Insurance segment combined ratio for the quarter ended September 30, 2026 was primarily attributable to a lower attritional loss ratio. The decrease in the attritional loss ratio was primarily attributable to our international marine and energy product lines, reflecting a favorable impact from breach premiums and additional growth, as our marine and energy product lines have a lower attritional loss ratio than the rest of the segment.

The combined ratio for the quarter ended September 30, 2026 included $113.6 million of favorable development on prior accident years loss reserves compared to $129.1 million for the same period of 2025. The decrease in favorable development was primarily attributable to less favorable development on our international marine and energy product lines and U.S. general liability insurance product lines, as well as more adverse development on our professional liability product lines within our Global Reinsurance division. The decrease in favorable development was net of more favorable development on our property and workers' compensation insurance product lines and favorable development on our international professional liability insurance product lines for 2026 compared to adverse development in 2025.

For the quarter ended September 30, 2026, favorable development was most significant within our property, general liability, workers' compensation, and professional liability insurance product lines. For the quarter ended September 30, 2025, favorable development was most significant within our general liability, marine and energy, and programs insurance product lines.

Year-to-Date

Underwriting results for the nine months ended September 30, 2026 included $150.6 million, or two points on the combined ratio, of net losses and loss adjustment expenses related to the Middle East conflict. Underwriting results for the nine months ended September 30, 2025 included $56.6 million, or one point on the combined ratio, of net losses and loss adjustment expenses attributed to the California Wildfires. Excluding losses attributed to catastrophes, the decrease in the Markel Insurance segment combined ratio for the nine months ended September 30, 2026 was primarily attributable to a lower attritional loss ratio. The decrease in the attritional loss ratio for the nine months ended September 30, 2026 was due to the same factors as discussed on a quarter-to-date basis.

The combined ratio for the nine months ended September 30, 2026 included $387.1 million of favorable development on prior accident years loss reserves compared to $356.9 million for the same period of 2025. The increase in favorable development was primarily attributable to more favorable development on our property and workers' compensation insurance product lines and favorable development on our professional liability insurance product lines for 2026 compared to adverse development in 2025. The increase in favorable development was partially offset by less favorable development on our U.S. general liability and international marine and energy insurance product lines.

For the nine months ended September 30, 2026, favorable development was most significant within our property, workers' compensation, marine and energy, professional liability, credit and surety, and general liability insurance product lines. Favorable development for the nine months ended September 30, 2026 was net of adverse development on our professional liability and general liability product lines within our Global Reinsurance division. For the nine months ended September 30, 2025, favorable development was most significant within our marine and energy, general liability, property, programs, and workers' compensation insurance product lines. Favorable development for the nine months ended September 30, 2025 was net of $142.3 million of adverse development on our run-off risk-managed directors and officers product lines and adverse development on our general liability product lines within our Global Reinsurance division.

Markel Insurance - Divisional Results

The following tables present the divisional results of the Markel Insurance segment's underwriting and other insurance-related activities.

Quarter-to-Date

	Quarter Ended September 30, 2026
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$746,372	$660,078	$1,077,035	$3,752	$(987)	$2,486,250
Gross premium volume - fronting	—	397,557	—	21,483	—	419,040
Gross premium volume	$746,372	$1,057,635	$1,077,035	$25,235	$(987)	$2,905,290
Net written premiums	$646,628	$575,734	$928,490	$3,289	$(986)	$2,153,155

Earned premiums	$631,161	$604,869	$847,180	$107,455	$(421)	$2,190,244
Losses and loss adjustment expenses:
Current accident year - attritional	(403,574)	(384,081)	(392,980)	(93,132)	—	(1,273,767)
Current accident year - catastrophe	—	—	(74,555)	—	—	(74,555)
Prior accident years	41,152	71,925	39,609	(38,970)	(142)	113,574
Underwriting, acquisition, and insurance expenses	(199,001)	(214,103)	(333,795)	(29,646)	(697)	(777,242)
Underwriting profit (loss)	$69,738	$78,610	$85,459	$(54,293)	$(1,260)	$178,254

Services and other revenues	$—	$9,987	$3,650	$88	$987	$14,712
Services and other expenses	—	(2,740)	(2,572)	—	(5,709)	(11,021)
Services and other income (loss)	$—	$7,247	$1,078	$88	$(4,722)	$3,691

Current accident year loss ratio	63.9%	63.5%	55.2%	86.7%		61.6%
Prior accident years loss ratio	(6.5)%	(11.9)%	(4.7)%	36.3%		(5.2)%
Loss ratio	57.4%	51.6%	50.5%	122.9%		56.4%
Expense ratio	31.5%	35.4%	39.4%	27.6%		35.5%
Combined ratio	89.0%	87.0%	89.9%	150.5%		91.9%

	Quarter Ended September 30, 2025
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$766,886	$1,047,195	$743,323	$166,770	$(3,768)	$2,720,406
Gross premium volume - fronting	—	166,705	—	—	—	166,705
Gross premium volume	$766,886	$1,213,900	$743,323	$166,770	$(3,768)	$2,887,111
Net written premiums	$635,484	$720,905	$637,793	$162,858	$(315)	$2,156,725

Earned premiums	$653,325	$611,308	$593,565	$269,781	$(331)	$2,127,648
Losses and loss adjustment expenses:
Current accident year - attritional	(435,798)	(407,487)	(284,968)	(207,990)	(10,168)	(1,346,411)
Current accident year - catastrophe	133	4,312	(130)	—	—	4,315
Prior accident years	68,824	43,253	27,799	(1,798)	(8,978)	129,100
Underwriting, acquisition, and insurance expenses	(214,578)	(215,743)	(251,303)	(77,935)	386	(759,173)
Underwriting profit (loss)	$71,906	$35,643	$84,963	$(17,942)	$(19,091)	$155,479

Services and other revenues	$—	$27,039	$7,903	$6,804	$448	$42,194
Services and other expenses	—	(1,225)	(1,799)	—	5,262	2,238
Services and other income	$—	$25,814	$6,104	$6,804	$5,710	$44,432

Current accident year loss ratio	66.7%	66.0%	48.0%	77.1%		63.1%
Prior accident years loss ratio	(10.5)%	(7.1)%	(4.7)%	0.7%		(6.1)%
Loss ratio	56.1%	58.9%	43.3%	77.8%		57.0%
Expense ratio	32.8%	35.3%	42.3%	28.9%		35.7%
Combined ratio	89.0%	94.2%	85.7%	106.7%		92.7%

U.S. Wholesale and Specialty

The 3% decreases in gross premium volume and earned premiums within the U.S. Wholesale and Specialty division for the quarter ended September 30, 2026 were primarily due to certain underwriting actions taken within our general liability product lines aimed at improving overall profitability and rebalancing our product mix, as well as lower rates within our property product lines. The U.S. Wholesale and Specialty division's combined ratio for the quarter ended September 30, 2026 was consistent with the third quarter of 2025 at 89% as the impact of a lower attritional loss ratio and expense ratio was offset by the impact of less favorable development on prior accident years loss reserves within our general liability product lines.

Programs and Solutions

The 37% decrease in underwriting gross premium volume within the Programs and Solutions division for the quarter ended September 30, 2026 was primarily attributable to the transition of the Hagerty business to a fronting arrangement and declines within our programs product lines. The 138% increase in fronting gross premium volume was primarily attributable to the transition of the Hagerty business to a fronting arrangement, partially offset by lower premiums on our property catastrophe programs with Nephila driven by rate decreases. The Programs and Solutions division's combined ratio for the quarter ended September 30, 2026 decreased seven points due to the impact of more favorable development on prior accident years loss reserves within our workers' compensation and property product lines, as well as a lower attritional loss ratio.

International

The 45% increase in gross premium volume and 43% increase in earned premiums within the International division for the quarter ended September 30, 2026 were driven by significant increases on our marine and energy product lines, as well as growth from our Asia Pacific and European platforms. The increases on our international marine and energy product lines were driven by higher marine war breach premiums, as previously discussed, as well as additional growth from new business. The International division combined ratio was 90% in the third quarter of 2026.

Year-to-Date

	Nine Months Ended September 30, 2026
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$2,217,708	$2,032,902	$2,828,225	$11,104	$(1,026)	$7,088,913
Gross premium volume - fronting	—	2,035,892	—	252,596	—	2,288,488
Gross premium volume	$2,217,708	$4,068,794	$2,828,225	$263,700	$(1,026)	$9,377,401
Net written premiums	$1,922,522	$1,699,081	$2,395,292	$(47,818)	$(1,024)	$5,968,053

Earned premiums	$1,877,334	$1,761,422	$2,117,875	$393,666	$1,647	$6,151,944
Losses and loss adjustment expenses:
Current accident year - attritional	(1,204,114)	(1,147,543)	(1,036,406)	(335,309)	1	(3,723,371)
Current accident year - catastrophe	—	—	(150,566)	—	—	(150,566)
Prior accident years	72,747	183,513	188,478	(59,024)	1,359	387,073
Underwriting, acquisition, and insurance expenses	(611,815)	(631,487)	(851,618)	(105,835)	(1,703)	(2,202,458)
Underwriting profit (loss)	$134,152	$165,905	$267,763	$(106,502)	$1,304	$462,622

Services and other revenues	$—	$18,814	$7,443	$837	$3,563	$30,657
Services and other expenses	—	(8,284)	(4,051)	—	(10,973)	(23,308)
Services and other income (loss)	$—	$10,530	$3,392	$837	$(7,410)	$7,349

Current accident year loss ratio	64.1%	65.1%	56.0%	85.2%		63.0%
Prior accident years loss ratio	(3.9)%	(10.4)%	(8.9)%	15.0%		(6.3)%
Loss ratio	60.3%	54.7%	47.1%	100.2%		56.7%
Expense ratio	32.6%	35.9%	40.2%	26.9%		35.8%
Combined ratio	92.9%	90.6%	87.4%	127.1%		92.5%

	Nine Months Ended September 30, 2025
(dollars in thousands)	U.S. Wholesale and Specialty	Programs and Solutions	International	Global Reinsurance	Other	Markel Insurance
Gross premium volume - underwriting	$2,337,875	$2,834,324	$2,091,116	$1,065,374	$(6,054)	$8,322,635
Gross premium volume - fronting	—	1,838,499	—	—	—	1,838,499
Gross premium volume	$2,337,875	$4,672,823	$2,091,116	$1,065,374	$(6,054)	$10,161,134
Net written premiums	$1,914,426	$1,885,274	$1,799,035	$963,940	$(2,019)	$6,560,656

Earned premiums	$1,975,856	$1,755,411	$1,638,048	$829,433	$9,061	$6,207,809
Losses and loss adjustment expenses:
Current accident year - attritional	(1,341,930)	(1,120,408)	(835,303)	(624,700)	(55,394)	(3,977,735)
Current accident year - catastrophe	(18,094)	(11,888)	(25,130)	(1,450)	—	(56,562)
Prior accident years	111,866	117,234	167,579	(33,658)	(6,150)	356,871
Underwriting, acquisition, and insurance expenses	(664,838)	(638,948)	(683,872)	(238,234)	(5,650)	(2,231,542)
Underwriting profit (loss)	$62,860	$101,401	$261,322	$(68,609)	$(58,133)	$298,841

Services and other revenues	$—	$36,273	$9,829	$6,804	$185	$53,091
Services and other expenses	—	(6,030)	(7,142)	—	(2,230)	(15,402)
Services and other income (loss)	$—	$30,243	$2,687	$6,804	$(2,045)	$37,689

Current accident year loss ratio	68.8%	64.5%	52.5%	75.5%		65.0%
Prior accident years loss ratio	(5.7)%	(6.7)%	(10.2)%	4.1%		(5.7)%
Loss ratio	63.2%	57.8%	42.3%	79.5%		59.2%
Expense ratio	33.6%	36.4%	41.7%	28.7%		35.9%
Combined ratio	96.8%	94.2%	84.0%	108.3%		95.2%

U.S. Wholesale and Specialty

The 5% decreases in gross premium volume and earned premiums within the U.S. Wholesale and Specialty division for the nine months ended September 30, 2026 were primarily due to certain underwriting actions taken within our general liability product lines aimed at improving overall profitability and rebalancing our product mix, as well as lower rates within our property product lines. The U.S. Wholesale and Specialty division's combined ratio for the nine months ended September 30, 2026 decreased four points primarily due to a lower current accident year loss ratio and expense ratio, partially offset by the impact of less favorable development on prior accident years loss reserves, driven by our general liability product lines.

Programs and Solutions

The 28% decrease in underwriting gross premium volume within the Programs and Solutions division for the nine months ended September 30, 2026 was primarily attributable to the transition of the Hagerty business to a fronting arrangement. The 11% increase in fronting gross premium volume was primarily attributable to the transition of the Hagerty business to a fronting arrangement, partially offset by lower premiums on our property catastrophe programs with Nephila driven by rate decreases. The Programs and Solutions division's combined ratio for the nine months ended September 30, 2026 decreased four points primarily due to more favorable development on prior accident years loss reserves within our property and workers' compensation product lines.

International

The 35% increase in gross premium volume and 29% increase in earned premiums within the International division for the nine months ended September 30, 2026 were driven by the same factors as discussed on a quarter-to-date basis. The International division combined ratio was 87% for the nine months ended September 30, 2026.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Operating revenues	$1,181,602	$1,049,961	13%	$3,102,728	$2,895,250	7%
Adjusted operating income	$131,142	$101,302	29%	$255,862	$263,579	(3)%

Quarter-to-Date

For the quarter ended September 30, 2026, the increase in operating revenues reflected organic growth and the contribution from an acquisition made by one of our businesses in December 2025. Organic revenue growth for our Industrial segment was 10% for the quarter ended September 30, 2026. Organic revenue growth is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for additional details.

For the quarter ended September 30, 2026, organic revenue growth was primarily attributable to increased demand for our precast concrete products, as well as higher sales volumes of our fire safety solutions, building products distribution services, and equipment leasing services, partially offset by lower sales volume of our car-hauling equipment, driven by a down cycle in demand for the industry.

For the quarter ended September 30, 2026, the increase in adjusted operating income was primarily attributable to higher margins on increased sales volume of our equipment leasing services, as well as the impact of increased demand for our fire safety solutions and precast concrete products, as previously discussed.

Year-to-Date

For the nine months ended September 30, 2026, the increase in operating revenues reflected organic growth and the contribution from an acquisition made by one of our businesses in December 2025. Organic revenue growth for our Industrial segment was 5% for the nine months ended September 30, 2026. For the nine months ended September 30, 2026, organic revenue growth was due to the same factors as discussed on a quarter-to-date basis.

For the nine months ended September 30, 2026, the decrease in adjusted operating income was primarily attributable to a lower operating margin for the segment, due to changes in the mix of business and higher operating expenses at certain businesses.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Operating revenues	$182,032	$161,501	13%	$514,910	$512,834	0%
Adjusted operating income (loss)	$80,074	$61,407	30%	$(32,661)	$219,440	NM (1)
(1)    NM - Not meaningful.

Quarter-to-Date

For the quarter ended September 30, 2026, the increase in operating revenues reflected 13% organic revenue growth, primarily attributable to higher management fees for our insurance-linked securities investment management services and higher earned premiums from our lender services offerings. For the quarter ended September 30, 2026, the increase in adjusted operating income was driven by the impact of higher revenues, as well as a lower combined ratio for our lender services offerings.

Year-to-Date

For the nine months ended September 30, 2026, operating revenues were consistent with the same period of 2025, as organic revenue growth of 9% was largely offset by the impact of $41.4 million of income related to our minority investment in Velocity Holdco, LLC (Velocity) in 2025 following the sale of its managing general agent operations and insurance carrier.

Organic revenue growth was primarily attributable to higher management fees for our insurance-linked securities investment management services and higher earned premiums from our lender services offerings, partially offset by the impact of a $14.4 million impairment of an equity method investment in an asset management firm in the first quarter of 2026.

For the nine months ended September 30, 2026, the decrease in adjusted operating income was primarily attributable to the impact of a $205.3 million provision for expected credit losses within our State National program services operations. Additionally, the decrease in adjusted operating income was due in part to the impact of the income related to our minority investment in Velocity in 2025 and an impairment of an equity method investment in 2026, as previously discussed.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Operating revenues	$296,309	$291,414	2%	$1,128,780	$1,108,426	2%
Adjusted operating income	$31,221	$17,372	80%	$193,122	$151,283	28%

Quarter-to-Date

For the quarter ended September 30, 2026, the increase in operating revenues was primarily attributable to increased sales of ornamental plants and modest increases across our service offerings, partially offset by the impact of lower home sales volume. Revenue growth and organic revenue growth for our Consumer and Other segment were consistent at 2% for the quarter ended September 30, 2026. For the quarter ended September 30, 2026, the increase in adjusted operating income was attributable to modest increases across each of our businesses.

Year-to-Date

For the nine months ended September 30, 2026, the increase in operating revenues reflected the impact of a full nine-month contribution from Educational Partners International (EPI), which we began consolidating in the first quarter of 2025, and from an acquisition made by one of our businesses in April 2025. Organic revenue growth for our Consumer and Other segment was flat for the nine months ended September 30, 2026 as the impact of increased sales of ornamental plants was largely offset by the impact of lower home sales volume. For the nine months ended September 30, 2026, the increase in adjusted operating income was driven by higher margins on increased sales of ornamental plants and an increased contribution from EPI.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net investment income	$24,122	$26,351	$80,690	$82,084
Other revenues	40,609	21,021	55,007	38,496
Operating revenues	64,731	47,372	135,697	120,580
Operating expenses (1)	(10,289)	(20,806)	(43,256)	(20,806)
Corporate adjusted operating income	$54,442	$26,566	$92,441	$99,774
Markel Group consolidating eliminations	(10,379)	(14,105)	(34,377)	(36,537)
Corporate and eliminations adjusted operating income	$44,063	$12,461	$58,064	$63,237
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

We also analyze net investment gains and losses, which are primarily comprised of unrealized gains and losses on our equity portfolio. Net investment gains or losses in any given period are typically attributable to changes in the fair value of our equity portfolio due to market value movements. Based on the potential for volatility in the financial markets, we understand that the level of gains or losses may vary from one period to the next, and therefore believe that our investment performance is best analyzed over longer periods of time. As of September 30, 2026, the fair value of our equity portfolio included cumulative pre-tax unrealized gains of $9.0 billion.

The following table summarizes our consolidated investment performance. Investing results are attributed to our businesses based on the subsidiary that holds the investments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net investment income	$258,115	$245,675	$770,128	$712,779
Yield on fixed maturity securities (1)	3.8%	3.6%	3.7%	3.5%
Yield on short-term investments (1)	3.5%	3.9%	3.3%	3.8%
Yield on cash and cash equivalents and restricted cash and cash equivalents (1)	2.8%	3.3%	2.8%	3.3%

Net realized investment gains (losses)	$(523)	$4,695	$(1,413)	$(13,702)
Change in fair value of equity securities	(280,386)	428,191	160,467	877,740
Net investment gains (losses)	$(280,909)	$432,886	$159,054	$864,038

Return on equity securities (2)	(1.8)%	3.8%	2.2%	8.4%
(1)    Yield reflects the applicable annualized interest income as a percentage of the applicable monthly average invested assets at amortized cost.
(2)    Return on equity securities is calculated by dividing dividends and the change in fair value of equity securities by the monthly average equity securities at fair value and considers the timing of net purchases and sales.

The increase in net investment income for the quarter and nine months ended September 30, 2026 was driven by higher interest income on fixed maturity securities due to higher average holdings and higher yields in 2026 compared to 2025. For the nine months ended September 30, 2026, the increase was also driven by higher dividend income on equity securities. These increases were partially offset by lower interest income on cash and cash equivalents due to lower average yields and lower average holdings in 2026 compared to 2025.

The following tables summarize the composition of our invested assets by segment. We hold investments across our operating businesses and at our holding company, with the majority of our investments held at our Markel Insurance business in support of its underwriting activities. Invested assets and the associated net investment income at our other reportable segments are primarily attributable to our Financial segment. Markel Insurance has also provided loans to a corporate subsidiary to fund certain non-insurance acquisitions. We evaluate these loans receivable similarly to invested assets held by Markel Insurance. Additionally, one of our corporate subsidiaries may, from time to time, provide loans to our operating businesses to fund strategic growth investments and projects. These intercompany loans receivable are presented in the tables below but are eliminated in consolidation.

	September 30, 2026
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Total
Fixed maturity securities	$16,755,946	$388,693	$150,423	$17,295,062
Equity securities	11,025,419	139,869	1,945,395	13,110,683
Short-term investments	1,261,728	231,697	1,275,667	2,769,092
Cash and cash equivalents, including restricted	2,636,492	1,091,612	467,579	4,195,683
Invested assets	$31,679,585	$1,851,871	$3,839,064	$37,370,520

Intercompany loans receivable	$728,000	$—	$195,260

	December 31, 2025
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Total
Fixed maturity securities	$17,184,810	$371,994	$241,182	$17,797,986
Equity securities	10,859,200	—	2,145,112	13,004,312
Short-term investments	757,540	229,261	1,046,861	2,033,662
Cash and cash equivalents, including restricted	2,526,820	975,829	1,100,653	4,603,302
Invested assets	$31,328,370	$1,577,084	$4,533,808	$37,439,262

Intercompany loans receivable	$728,000	$—	$269,176

The following tables summarize our investing results by segment. Intercompany interest relates to interest on intercompany loans.

	Quarter Ended September 30, 2026
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$166,120	$3,059	$1,862	$—	$171,041
Short-term investments	7,930	3,244	10,807	—	21,981
Cash and cash equivalents, including restricted	21,185	4,299	4,570	—	30,054
Intercompany loans receivable	6,668	—	3,711	(10,379)	—
Dividends on equity securities	34,259	259	3,664	—	38,182
Investment expenses	(2,593)	(58)	(492)	—	(3,143)
Net investment income	$233,569	$10,803	$24,122	$(10,379)	$258,115

Net investment losses	$(215,268)	$(10,118)	$(55,523)	$—	$(280,909)

	Quarter Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$151,943	$2,017	$1,685	$—	$155,645
Short-term investments	8,251	2,512	8,643	—	19,406
Cash and cash equivalents, including restricted	26,210	5,542	5,731	—	37,483
Intercompany loans receivable	7,072	—	7,033	(14,105)	—
Dividends on equity securities	32,162	—	3,600	—	35,762
Investment expenses	(2,229)	(51)	(341)	—	(2,621)
Net investment income	$223,409	$10,020	$26,351	$(14,105)	$245,675

Net investment gains	$389,438	$—	$43,448	$—	$432,886

	Nine Months Ended September 30, 2026
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$489,438	$9,010	$6,113	$—	$504,561
Short-term investments	19,357	7,627	29,800	—	56,784
Cash and cash equivalents, including restricted	58,125	12,653	18,529	—	89,307
Intercompany loans receivable	20,004	—	14,373	(34,377)	—
Dividends on equity securities	117,328	259	13,758	—	131,345
Investment expenses	(9,841)	(145)	(1,883)	—	(11,869)
Net investment income	$694,411	$29,404	$80,690	$(34,377)	$770,128

Net investment gains (losses)	$261,102	$(9,749)	$(92,299)	$—	$159,054

	Nine Months Ended September 30, 2025
(dollars in thousands)	Markel Insurance	Other Reportable Segments	Corporate	Eliminations	Total
Interest:
Fixed maturity securities	$435,626	$5,267	$3,926	$—	$444,819
Short-term investments	21,675	8,025	28,959	—	58,659
Cash and cash equivalents, including restricted	73,780	15,456	23,744	—	112,980
Intercompany loans receivable	21,819	—	14,718	(36,537)	—
Dividends on equity securities	98,460	—	12,309	—	110,769
Investment expenses	(12,706)	(170)	(1,572)	—	(14,448)
Net investment income	$638,654	$28,578	$82,084	$(36,537)	$712,779

Net investment gains	$745,816	$—	$118,222	$—	$864,038

Consolidated Underwriting Reconciliation

The following table reconciles our Markel Insurance segment underwriting results to our consolidated underwriting results. State National's underwriting results are included in our Financial segment.

	Quarter Ended September 30,
	2026				2025
(dollars in thousands)	Markel Insurance	State National	Eliminations	Consolidated	Markel Insurance	State National	Eliminations	Consolidated
Gross premium volume:
Underwriting	$2,486,250	$86,818	$—	$2,573,068	$2,720,406	$82,014	$—	$2,802,420
Fronting	419,040	1,059,330	(61,053)	1,417,317	166,705	961,450	(71,682)	1,056,473
Total	$2,905,290	$1,146,148	$(61,053)	$3,990,385	$2,887,111	$1,043,464	$(71,682)	$3,858,893

Earned premiums	$2,190,244	$85,264	$—	$2,275,508	$2,127,648	$78,125	$—	$2,205,773
Losses and loss adjustment expenses	(1,234,748)	(40,857)	—	(1,275,605)	(1,212,996)	(40,830)	—	(1,253,826)
Underwriting, acquisition, and insurance expenses	(777,242)	(20,937)	—	(798,179)	(759,173)	(23,328)	—	(782,501)
Underwriting profit	$178,254	$23,470	$—	$201,724	$155,479	$13,967	$—	$169,446

Combined Ratio	91.9%	72.5%		91.1%	92.7%	82.1%		92.3%

	Nine Months Ended September 30,
	2026				2025
(dollars in thousands)	Markel Insurance	State National	Eliminations	Consolidated	Markel Insurance	State National	Eliminations	Consolidated
Gross premium volume:
Underwriting	$7,088,913	$240,453	$—	$7,329,366	$8,322,635	$231,469	$—	$8,554,104
Fronting	2,288,488	2,947,389	(217,662)	5,018,215	1,838,499	2,997,058	(168,047)	4,667,510
Total	$9,377,401	$3,187,842	$(217,662)	$12,347,581	$10,161,134	$3,228,527	$(168,047)	$13,221,614

Earned premiums	$6,151,944	$244,228	$—	$6,396,172	$6,207,809	$229,029	$—	$6,436,838
Losses and loss adjustment expenses	(3,486,864)	(142,709)	—	(3,629,573)	(3,677,426)	(119,099)	—	(3,796,525)
Underwriting, acquisition, and insurance expenses	(2,202,458)	(71,360)	—	(2,273,818)	(2,231,542)	(72,608)	—	(2,304,150)
Underwriting profit	$462,622	$30,159	$—	$492,781	$298,841	$37,322	$—	$336,163

Combined ratio	92.5%	87.7%		92.3%	95.2%	83.7%		94.8%

Other

The following table presents the components of consolidated net income that are not allocated to our operating segments.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Amortization of acquired intangible assets	$43,256	$44,061	$130,070	$142,216
Interest expense	$50,864	$50,678	$154,140	$155,894
Net foreign exchange (gains) losses	$(14,386)	$(19,279)	$(79,041)	$245,263
Income tax expense	$76,617	$214,656	$343,904	$428,230

Effective tax rate			22%	21%

Net Foreign Exchange Gains and Losses

Net foreign exchange gains and losses are primarily due to the remeasurement of our foreign currency denominated insurance loss reserves to the U.S. Dollar. The predominant foreign currencies within our insurance operations are the Euro and the British Pound. The U.S. Dollar strengthened against the Euro and the British Pound during the quarter and nine months ended September 30, 2026. The U.S. Dollar strengthened against the British Pound and remained relatively stable against the Euro during the quarter ended September 30, 2025. The U.S. Dollar weakened against the Euro and the British Pound during the nine months ended September 30, 2025.

Our exposure to foreign currency exchange rates is largely hedged through our available-for-sale investment portfolio, where we hold securities that generally match the currencies of our loss reserves. We also purchase foreign currency forward contracts to manage unmatched foreign currency exposures.

Pre-tax net foreign exchange gains and losses attributed to changes in exchange rates on available-for-sale securities supporting our insurance reserves, which are included in the changes in net unrealized losses on available-for-sale investments in other comprehensive income (loss), were losses of $8.6 million and $63.1 million for the quarter and nine months ended September 30, 2026 compared to losses of $25.0 million and gains of $197.7 million for the same periods of 2025.

Other Comprehensive Income (Loss) to Shareholders

The following table summarizes the components of other comprehensive income (loss) to shareholders.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Change in net unrealized losses on available-for-sale investments, net of taxes	$(433,579)	$47,278	$(627,112)	$468,167
Other, net of taxes	17,990	(5,537)	15,922	9,907
Other comprehensive (income) loss attributable to noncontrolling interests	—	49	(54)	35
Other comprehensive income (loss) to shareholders	$(415,589)	$41,790	$(611,244)	$478,109

The change in net unrealized losses on available-for-sale investments in any given period is typically attributable to changes in the fair value of our fixed maturity portfolio due to changes in interest rates during the period, and, to a lesser extent, changes in foreign currency exchange rates.

As of September 30, 2026, 97% of our fixed maturity portfolio was rated "AA" or better.

Financial Condition

Liquidity and Capital Resources

We seek to maintain prudent levels of liquidity and financial leverage for the benefit and protection of our policyholders, creditors, and shareholders. Our consolidated debt to capital ratio was 19% at both September 30, 2026 and December 31, 2025, which is within the range of our target capital structure.

Investments, cash and cash equivalents, and restricted cash and cash equivalents (invested assets) were $37.4 billion at both September 30, 2026 and December 31, 2025. Our holding company had $3.6 billion and $4.4 billion of invested assets at September 30, 2026 and December 31, 2025, respectively. The decrease in invested assets at our holding company was primarily attributable to cash used to repurchase shares of our common stock. For further details on the composition of our invested assets, see "Consolidated Investment Results."

We have a share repurchase program, authorized by our Board of Directors, that provides for the repurchase of up to $2 billion of common stock. As of September 30, 2026, $832.6 million remained available for repurchase under the program. This share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

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

Cash Flows

Net cash provided by operating activities was $1.4 billion for the nine months ended September 30, 2026 compared to $2.1 billion for the same period of 2025. Operating cash flows in 2026 reflected a $240.9 million decline in premium collections within our run-off Global Reinsurance division and net payments totaling $107.7 million to reinsure our exposures on our Hagerty business following its transition to a fronting arrangement. Additionally, lower operating cash flows for Markel Insurance in 2026 reflected higher net claims payments, partially offset by higher net premium collections from our ongoing divisions and higher cash flows from investments. The decrease in operating cash flows was also due in part to lower operating cash flows from our Financial and Industrial segments.

Net cash used by investing activities was $1.0 billion for the nine months ended September 30, 2026 compared to $635.9 million for the same period of 2025. During the nine months ended September 30, 2026, net cash used by investing activities included net purchases of short-term investments and fixed maturity securities of $690.2 million and $210.7 million, respectively, and net sales of equity securities of $54.1 million. During the nine months ended September 30, 2025, net cash used by investing activities included net purchases of fixed maturity securities and equity securities of $877.3 million and $126.6 million, respectively, and net sales of short-term investments of $473.1 million. Cash flows from investing activities are affected by various factors such as anticipated payment of claims, financing activity, acquisition opportunities, and individual buy and sell decisions made in the normal course of our investment portfolio management.

Net cash used by financing activities was $749.1 million for the nine months ended September 30, 2026 compared to $1.1 billion for the same period of 2025. Cash of $685.3 million and $344.0 million was used to repurchase shares of our common stock during the nine months ended September 30, 2026 and 2025, respectively. Additionally, financing activities during the nine months ended September 30, 2026 and 2025 reflected borrowings and repayments of debt at certain of our operating businesses, primarily on revolving lines of credit. Net cash used by financing activities in 2025 also included $600.0 million of cash used to redeem our preferred stock.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Underwriting gross premium volume	$2,486,250	$2,720,406	(9)%	$7,088,913	$8,322,635	(15)%
Less: Global Reinsurance division underwriting gross premium volume	3,752	166,770		11,104	1,065,374
Less: Hagerty underwriting gross premium volume	—	284,630		—	808,663
Adjusted underwriting gross premium volume	$2,482,498	$2,269,006	9%	$7,077,809	$6,448,598	10%

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

	Quarter Ended September 30, 2026	Nine Months Ended September 30, 2026
Industrial segment:
Revenue growth	12.5%	7.2%
Impact of inorganic activity	(2.1)%	(2.2)%
Organic revenue growth	10.4%	5.0%

Financial segment:
Revenue growth	12.7%	0.4%
Impact of inorganic activity	—%	8.2%
Organic revenue growth	12.7%	8.6%

Consumer and Other segment:
Revenue growth	1.7%	1.8%
Impact of inorganic activity	—%	(1.6)%
Organic revenue growth	1.7%	0.2%

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
•the adverse development cover reinsurance transaction may not close when expected or at all, including as a result of delays in obtaining required regulatory approval or satisfying other closing conditions, and the financial and accounting effects of the transaction, including its impact on underwriting results, may differ from management’s current estimates;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates, and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturity securities and foreign currency exchange rate risk associated with our international operations. During the nine months ended September 30, 2026, there were no material changes in our market risk exposures from those described in our 2025 Annual Report on Form 10-K.

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

For the nine months ended September 30, 2026, there were no other material changes in our credit risk exposures from those described in our 2025 Annual Report on Form 10‑K.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2026, one of our largest operating businesses implemented a new enterprise resource planning system. The new system allows for improved functionality and provides scalability for future growth. Throughout the transition and upon implementation, we evaluated the impact of the new system on our internal controls over financial reporting and made updates to controls as necessary. There were no other changes in our internal control over financial reporting during the third quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

The disclosure below supplements risk factors previously disclosed in our 2025 Annual Report on Form 10-K. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our businesses, results of operations, or financial condition.

Our adoption and use of artificial intelligence (AI), which is an evolving and rapidly developing technology, and the use of AI by third parties, may expose us to additional risks. We use, and expect to increasingly use, artificial intelligence, machine-learning, predictive analytics, and automated decision-making tools, including generative artificial intelligence, across many parts of our business, including underwriting, pricing, claims handling, fraud detection, and customer engagement. These technologies may not perform as intended and may produce inaccurate, incomplete, biased, or otherwise flawed outputs or analytics, or may be misinterpreted or misused by our employees, which could result in mispricing of risks, under-reserving or over-reserving of claims, assumption of unintended risks, operational disruption, inconsistent or unintended outcomes, or other adverse effects on our business and financial condition. We may also be exposed to additional operational, technological, security, reputational, legal, and regulatory risks related to its use, or third-party use, of artificial intelligence. These risks may arise from the misuse or inadvertent disclosure of personal data or sensitive or confidential information; unforeseen exposures or coverage issues under the policies we write; AI-related ethical considerations including the potential for algorithmic bias or unfair discrimination; failures or limitations in oversight, governance, or controls relating to AI systems; or potential intellectual property, contractual, or other legal issues associated with AI use. In addition, artificial intelligence may be used by threat actors to identify vulnerabilities, facilitate fraud, including insurance claims fraud, or to conduct more sophisticated cyberattacks, which could result in unauthorized access to or disclosure of data, litigation, regulatory action, or reputational harm.

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

Any of these risks or other unanticipated AI-related risks could materially adversely affect our businesses, financial condition, or results of operations. See also, "Third-party providers may perform poorly, breach their obligations to us, or expose us to enhanced risks," "Our efforts to develop new products, expand in targeted markets, or improve business processes and workflows may not be successful and may increase or create new risks" and "Information technology systems that we use could fail or suffer a security breach or cyberattack, which could have a material adverse effect on us or result in the loss of regulated or sensitive information" in our 2025 Annual Report on Form 10-K in Item 1A Risk Factors.

Our businesses, results of operations, and financial condition could be adversely affected by ongoing regional or military conflicts and related disruptions in the global economy. The global economy has been, and may in the future be, negatively impacted by regional or military conflicts, for example, the ongoing conflicts between Russia and Ukraine and in the Middle East, following U.S. and Israeli airstrikes on Iran. We may have operations in areas affected by a conflict, and some of our businesses may be adversely affected by a conflict and its effects. Within our underwriting operations, we have insurance contracts with exposure to losses attributed or corollary to a conflict, such as losses related to our coverage of ships, cargo, trade credit, and inventory. For example, we underwrite insurance policies covering risks in the Middle East and have incurred losses from the Middle East conflict attributed to marine war, terrorism, and energy coverages written by the Markel Insurance International division, which we discuss under Part I Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. Additionally, our investment portfolio has experienced, and may continue to experience, adverse market value movements attributable to market reactions to developments in the Middle East, including fluctuations in energy prices, and broader equity and fixed income market volatility. Our other operations also may have direct exposure to customers and vendors in an affected area. Certain of our businesses may experience shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative impact of a conflict on the global economy.

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

We are unable to predict the impact an ongoing conflict may have on our businesses or the global economy. The impact of geopolitical tensions related to these conflicts, including increased trade barriers or restrictions on global trade, is unknown and could result in, among other things, heightened cybersecurity threats, supply disruptions, disruptions to our operations, protracted or increased inflation, increased energy costs, lower consumer demand, fluctuations in interest and foreign exchange rates, and increased volatility in financial markets, any of which could adversely affect our businesses, results of operations, and financial condition. In addition, an ongoing conflict may have the effect of triggering or intensifying many of the risks described in our 2025 Annual Report on Form 10-K in Item 1A Risk Factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our common share repurchases for the quarter ended September 30, 2026.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2026 through July 31, 2026	30,612	$1,958.69	30,612	$1,079,564
August 1, 2026 through August 31, 2026	104,858	$1,834.79	104,858	$887,172
September 1, 2026 through September 30, 2026	30,660	$1,779.70	30,660	$832,606
Total	166,130	$1,847.45	166,130	$832,606
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

Item 5. OTHER INFORMATION

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company's quarterly period ended September 30, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408.

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

101
The following consolidated financial statements from Markel Group Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed on October 28, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this report

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October 2026.

Markel Group Inc.

By:	/s/ Thomas S. Gayner
Thomas S. Gayner
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian J. Costanzo
Brian J. Costanzo
Chief Financial Officer
(Principal Financial Officer)